Form 10QSB
period 2000-06-30
TURINCO INC
filed 2000-08-02
CIK 1113313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June  30, 2000
                               -------------------------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------- ------------------------
Commission File number                         000-30695
                       --------------------------------------------------------

                                  TURINCO, INC.
             -------------------------------------------------------
               (Exact name of registrant as specified in charter)

             Nevada                                            87-0618509
-------------------------------                              --------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

 1981 East Murray Holiday Rd,  Salt Lake City, Utah                84117
----------------------------------------------------         ---------------
(Address of principal executive offices)                         (Zip Code)

                                  801-272-9294
                               -------------------
               Registrant's telephone number, including area code


(Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x ] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

       Class                                    Outstanding as of June 30, 2000
     ---------                                ----------------------------------
 Common  Stock, $0.001                                     802,000


                                                        INDEX

                                                                                                           Page
                                                                                                          Number

PART I.

          ITEM 1.           Financial Statements (unaudited).................................................3

                            Balance Sheets...................................................................4
                               June 30, 2000 and December 31, 1999

                            Statements of Operations
                               For the three and six  months ended June  30, 2000 and 1999...................5 and the period June 16, 1977 to June 30, 2000

                            Statements of Cash Flows
                                For the six months ended June 30, 2000 and 1999..............................6 and the period June 16, 1977 to June 30, 2000

                            Notes to Financial Statements....................................................7

          ITEM 2.           Plan of Operations...............................................................9

PART II.  Signatures ........................................................................................9

                         PART I - FINANCIAL INFORMATION



                          ITEM 1. FINANCIAL STATEMENTS




The accompanying balance sheets of Turinco, Inc. ( development stage company) at June 30, 2000 and December 31 1999, and the related statements of operations for the three and six months ended June 30, 2000 and 1999 and the period June 16, 1977 to June 30, 2000, the statement of cash flows for the six months ended June 30, 2000 and 1999, and the period June 16, 1977 to June 30, 2000, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.



                                                   TURINCO,  INC.
                                            ( Development Stage Company)
                                                   BALANCE SHEETS
                                          June 30, 2000, and December 31, 1999




                                                                        Jun 30,            Dec 31,
                                                                         2000               1999
                                                                      ---------           --------

ASSETS

CURRENT ASSETS

   Cash                                                               $   -               $   -
                                                                      ---------           --------

       Total Current Assets                                           $   -               $   -
                                                                      =========           ========



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                                   $    -              $    685
                                                                      ---------           --------

       Total Current Liabilities                                           -                  685
                                                                      ---------           --------


STOCKHOLDERS' EQUITY

   Common stock
        100,000,000 shares authorized,  at
        $0.001 par value; 801,000 shares
        issued and outstanding                                              802                802

   Capital in excess of par value                                        78,208             76,298

    Deficit accumulated during the development stage                    (79,010)           (77,785)
                                                                      ---------           --------

       Total Stockholders' Equity (deficiency)                              -                 (685)
                                                                      ---------           --------

                                                                      $     -             $    -
                                                                      =========           ========




              The accompanying notes are an integral part of these
                             financial statements.

                                  TURINCO, INC.
                           (Development Stage Company)
                            STATEMENTS OF OPERATIONS
           For the Three and Six Months Ended June 30, 2000, and 1999
        and the Period June 16, 1977 (Date of Inception) to June 30, 2000



                                       Three Months                Six Months
                                       ------------                ----------
                                Jun 30,        Jun 30,         Jun 30,    Jun 30,        Mar 28, 1983 to
                                  2000           1999           2000       1999           Jun  30, 2000
                               ---------      ---------      ---------   ---------        --------------

REVENUES                       $    -         $   -          $   -       $    -             $     -

EXPENSES                              25          -              1,225        -                 79,010
                               ---------      ---------      ---------   ---------          ----------
NET LOSS                       $     (25)     $   -          $  (1,225)  $    -             $  (79,010)
                               =========      =========      =========   =========          ==========



NET LOSS PER COMMON
   SHARE

   Basic                       $    -         $   -          $   -       $    -
                               ---------      ---------      ---------   ---------



AVERAGE  OUTSTANDING
    SHARES

     Basic                       802,000        664,500        802,000     664,500
                               ---------      ---------      ---------   ---------
















                 The accompanying notes are an integral part of
                          these financial statements.


                                                   TURINCO, INC.
                                            (Development Stage Company)
                                             STATEMENT OF CASH FLOWS
                                        For the Six Months Ended June 30,
                                   2000, and 1999 and the Period June 16, 1977
                                       (Date of Inception) to June 30, 2000



                                                                                                    Jun 14, 1982
                                                                 Jun 30,      Jun 30,                to Jun 30,
                                                                  2000         1999                    2000
                                                                ---------    ---------              -----------

CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                                     $     (25)   $     -                $   (79,010)

       Adjustments to reconcile net loss to
       net cash provided by operating activities


             Contributions to capital - expenses                       25          -                      2,010
              Issuance of common stock for services                 -              -                     19,500


          Net Cash Used in Operations                               -              -                    (57,500)
                                                                ---------    ---------              -----------

CASH FLOWS FROM INVESTING
   ACTIVITIES
                                                                    -              -                      -
                                                                ---------    ---------              -----------

CASH FLOWS FROM FINANCING
   ACTIVITIES

       Proceeds from issuance of common stock
                                                                    -              -                     57,500
                                                                ---------    ---------              -----------

   Net Increase (Decrease) in Cash                                  -              -                     -

   Cash at Beginning of Period                                      -              -                     -
                                                                ---------    ---------              -----------

   Cash at End of Period                                        $   -        $     -                $    -
                                                                =========    =========              ===========


NON CASH FLOWS FROM OPERATING ACTIVITIES

     Issuance of  96,000 common shares for services - related parties - 1981                 $  12,000
                                                                                             ---------
     Contributions to capital - expenses - related party - 1999                                  2,010
                                                                                             ---------
     Issuance of 150,000 common shares for expenses - related parties - 1999                     7,500
                                                                                             ---------


         The accompanying notes are an integral part of these financial statements.

                                  TURINCO, INC.
                          ( Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS



1. ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on June 16, 1977 with authorized common stock of 2,500 shares with a par value of $0.25. On October 16, 1998 the authorized capital stock was increased to 100,000,000 shares with a par value of $0.001.

On October 16, 1998 the Company completed a forward common stock split of eight shares for each outstanding share. This report has been prepared showing after stock split shares with a par value of $.001 from inception.

The Company is in the development stage and has been engaged in the activity of seeking developmental mining properties however it became inactive after 1982.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

On June 30, 2000, the Company had a net operating loss carry forward of $79,010. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. $64,500 of the net operating loss has expired and the remaining amount will expire in 2021.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the preferred share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Financial Instruments

The carrying amounts of financial instruments, including accounts payable are considered by management to be their estimated fair values.

                                  TURINCO, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholder's equity.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.  RELATED PARTY TRANSACTIONS

The statement of changes in stockholder's equity shows 802,000 shares of common stock outstanding of which 170,000 shares were issued to related parties.

4.  GOING CONCERN

The Company intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company, however there is insufficient working capital for any future planned activity.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term debt which will enable the Company to conduct operations for the coming year.

There can be no assurance that they will be successful in this effort.

                           ITEM 2. PLAN OF OPERATIONS



The Company's management is seeking and intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company but it does not have the working capital to be successful in this effort.

Continuation of the Company as a going concern is dependent upon obtaining the working capital necessary for its planned activity. The management of the Company has developed a strategy, which they believe can obtain the needed working capital through additional equity funding and long term debt which will enable the Company to continue operations for the coming year.

Liquidity and Capital Resources

The Company will need additional working capital to finance its planned activity.

Results of Operations

The Company has had no operations during this reporting period.


                               PART 2 - SIGNATURES






                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                                       Turinco, Inc.
                                                       [Registrant]


                                                      /s/ David Colette
                                                      -------------------------
                                                      David Colette - President
August 1, 2000