Form 10QSB
period 2000-09-30
TURINCO INC
filed 2000-11-09
CIK 1113313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File number 000-30695

TURINCO, INC.
(Exact name of registrant as specified in charter)

Nevada
(State or other jurisdiction of incorporation or organization)

87-0618509
(I.R.S. Employer Identification No.)

1981 East Murray Holiday Rd, Salt Lake City, Utah 84117
(Address of principal executive offices) (Zip Code)

801-272-9294
Registrant's telephone number, including area code

_________________________________________________________
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class
Common Stock $0.001

Outstanding as of September 30, 2000
802,000

                                                       INDEX

                                                                                                            Page
                                                                                                           Number
                                                                                                           ------
PART I.

          ITEM 1.           Financial Statements (unaudited).................................................3

                            Balance Sheets...................................................................4
                               September 30, 2000 and December 31, 1999

                            Statements of Operations
                               For the three and nine  months ended September  30, 2000 and 1999.............5 and the period June 16, 1977 to September 30, 2000

                            Statements of Cash Flows
                                For the nine months ended September 30, 2000 and 1999........................6 and the period June 16, 1977 to September 30, 2000

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Turinco, Inc. (development stage company) at September 30, 2000 and December 31 1999, and the related statements of operations for the three and nine months ended September 30, 2000 and 1999 and the period June 16, 1977 to September 30, 2000, the statement of cash flows for the nine months ended September 30, 2000 and 1999, and the period June 16, 1977 to September 30, 2000, have been prepared by the Company’s management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

                                   TURINCO, INC.
                            (Development Stage Company)
                                   BALANCE SHEETS
                     September 30, 2000, and December 31, 1999

                                                               Sept 30,    Dec 31,
                                                                 2000       1999
                                                              ---------   --------
ASSETS

CURRENT ASSETS

   Cash                                                       $   --      $   --
                                                              --------    --------

       Total Current Assets                                   $   --      $   --
                                                              ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                           $   --      $    685
                                                              --------    --------

       Total Current Liabilities                                  --           685
                                                              --------    --------

STOCKHOLDERS' EQUITY

   Common stock
        100,000,000 shares authorized, at $0.001 par value;
        802,000 shares issued and outstanding                      802         802

   Capital in excess of par value                               78,931      76,298

    Deficit accumulated during the development stage           (79,733)    (77,785)
                                                              --------    --------

       Total Stockholders' Equity (deficiency)                    --          (685)
                                                              --------    --------

                                                              $   --      $   --
                                                              ========    ========

     The accompanying notes are an integral part of these financial statements.

                                        -4-

                                   TURINCO, INC.
                            ( Development Stage Company)
                              STATEMENTS OF OPERATIONS
          For the Three and Nine Months Ended September 30, 2000, and 1999
       and the Period June 16, 1977 (Date of Inception) to September 30, 2000

                              Three Months         Nine Months
                              ------------         -----------
                         Sept 30,    Sept 30,    Sept 30,    Sept 30,  Mar 28, 1983 to
                          2000        1999         2000       1999     Sept  30, 2000
                        --------    --------     -------     --------  ---------------

REVENUES               $    --      $    --     $    --      $    --     $    --

EXPENSES                     723         --         1,948         --        79,733
                       ---------    ---------   ---------    ---------   ---------
NET LOSS               $    (723)   $    --     $  (1,948)   $    --     $ (79,733)
                       =========    =========   =========    =========   =========

NET LOSS PER COMMON
   SHARE

   Basic               $    --      $    --     $    --      $    --
                       ---------   ---------    ---------   ---------

AVERAGE  OUTSTANDING
    SHARES

     Basic               802,000      664,500     802,000      664,500
                       ---------    ---------    ---------   ---------

     The accompanying notes are an integral part of these financial statements.

                                      -5-

                                            TURINCO, INC.
                                     (Development Stage Company)
                                       STATEMENT OF CASH FLOWS
                       For the Nine Months Ended September 30, 2000, and 1999
               and the Period June 16, 1977 (Date of Inception) to September 30, 2000

                                                                                     Jun 14, 1982
                                                              Sept 30,     Sept 30,   to Sept 30,
                                                               2000         1999         2000
                                                               ------     --------     --------
CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                                    $ (1,948)   $   --     $(79,733)

       Adjustments to reconcile net loss to
       net cash provided by operating activities

           Changes in accounts payable                             (685)       --         --
             Contributions to capital - expenses                  2,633        --        2,733
             Issuance of common stock for services                 --          --       19,500

          Net Cash Used in Operations                              --          --      (57,500)
                                                               --------    --------   --------

CASH FLOWS FROM INVESTING
   ACTIVITIES
                                                               --------    --------   --------

CASH FLOWS FROM FINANCING
   ACTIVITIES

       Proceeds from issuance of common stock
                                                                   --          --       57,500
                                                               --------    --------   --------

   Net Increase (Decrease) in Cash                                 --          --         --

   Cash at Beginning of Period                                     --          --         --
                                                               --------    --------   --------

   Cash at End of Period                                       $   --      $   --     $   --
                                                               ========    ========   ========

NON CASH FLOWS FROM OPERATING ACTIVITIES

     Issuance of  96,000 common shares for services - related parties - 1981   $ 12,000
                                                                               --------
     Contributions to capital - expenses - related party - 1999-2000              2,733
                                                                               --------
     Issuance of 150,000 common shares for expenses - related parties - 1999      7,500
                                                                               --------

             The accompanying notes are an integral part of these financial statements.

                                                -6-

TURINCO, INC.
(Development Stage Company)
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

Income Taxes

On September 30, 2000, the Company had a net operating loss carry forward of $79,733. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. $64,500 of the net operating loss has expired and the remaining amount will expire in 2022.

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
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(continue)

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

3. RELATED PARTY TRANSACTIONS

The statement of changes in stockholder’s equity shows 802,000 shares of common stock outstanding of which 170,000 shares were issued to related parties.

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

ITEM 2. PLAN OF OPERATIONS

The Company’s management is seeking and intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company but it does not have the working capital to be successful in this effort.

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

S/ David Colette
David Colette - President

November 8, 2000