Form 10KSB
period 2000-12-31
TURINCO INC
filed 2001-03-22
CIK 1113313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(x )ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES  EXCHANGE
    ACT OF 1934 (FEE REQUIRED)


             For the fiscal year ended     December 31, 2000
                                       -------------------------------

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 (NO FEE REQUIRED)


Commission File number          000-30695
                       -------------------------

                                  Turinco, INC.
                                 ---------------
               (Exact name of registrant as specified in charter)

        Nevada                                               87-0618509
------------------------------                         --------------------
State or other jurisdiction of                       (I.R.S. Employer I.D. No.)
incorporation or organization

1981 East Murray Holiday Road,  Salt Lake City, Utah           84117
-----------------------------------------------------   -------------------
(Address of principal executive offices)                     (Zip Code)



Issuer's telephone number, including area code        801-272-9294
                                               -------------------------------

Securities registered pursuant to section 12 (b) of the Act:

Title of each class                    Name of each exchange on which registered
       None                                                None
--------------------                   ----------------------------------------

Securities registered pursuant to section 12 (g ) of the Act:


                                     Common
                    ---------------------------------------
                                (Title of Class)

Check whether the Issuer (1 ) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [ x ] No [ ]
(2) Yes [x ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of

                                    Page -1-
this Form 10-KSB or any amendment to this Form 10-KSB.  [  ]

State issuer's revenues for its most recent fiscal year:  $   -
                                                           ---------

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

At December 31, 2000, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                                 Not applicable


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of December 31, 2000, the registrant had 802,000 shares of common stock issued and outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the form 10- KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424 (b) or
(c) under the Securities Act of 1933: None

                                    Page -2-

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------


PART I
                                                                           Page

ITEM 1.   DESCRIPTION OF BUSINESS                                            4

ITEM 2.   DESCRIPTION OF PROPERTIES                                          8

ITEM 3.   LEGAL PROCEEDINGS                                                  8

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                  8

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS           8

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION          10

ITEM 7.   FINANCIAL STATEMENTS                                               10

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE                                           10

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT                 11

ITEM 10.  EXECUTIVE COMPENSATION                                             13

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT                                                     14

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     15

PART IV

ITEM 13.  EXHIBITS                                                           15



                                    Page -3-

--------------------------------------------------------------------------------

                         ITEM 1. DESCRIPTION OF BUSINESS

--------------------------------------------------------------------------------


History and Organization

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

The Company became inactive after 1982 and has since been in the development stage and has been engaged in the activity of seeking profitable business opportunities.

Business.

     Other than the above-referenced matters and seeking and investigating potential assets, properties or businesses to acquire, the Company has had no business operations since inception. To the extent that the Company intends to continue to seek the acquisition of assets, property or business that may benefit the Company and its stockholders, it is essentially a "blank check" company. Because the Company has limited assets and conducts no business, management anticipates that any such acquisition would require it to issue shares of its common stock as the sole consideration for the acquisition. This may result in substantial dilution of the shares of current stockholders. The Company's Board of Directors shall make the final determination whether to complete any such acquisition; the approval of stockholders will not be sought unless required by applicable laws, rules and regulations, its Articles of Incorporation or Bylaws, or contract. The Company makes no assurance that any future enterprise will be profitable or successful.

     The Company is not currently engaging in any substantive business activity and has no plans to engage in any such activity in the foreseeable future. In its present form, the Company may be deemed to be a vehicle to acquire or merge with a business or company. The Company does not intend to restrict its search to any particular business or industry, and the areas in which it will seek out acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. The Company recognizes that the number of suitable potential business ventures that may be available to it may be extremely limited, and may be restricted to entities who desire to avoid what these entities may deem to be the adverse factors related to an initial public offering ("IPO"). The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations. Any of these types of entities, regardless of their prospects, would require the Company to issue a substantial number of shares of its common stock to complete any such acquisition, reorganization or merger, usually amounting to between 80 and 95 percent of the outstanding shares of the Company following the completion of any such transaction; accordingly, investments in any such private entity, if available, would be much more favorable than any investment in the Company.

                                    Page -4-

     In the event that the Company engages in any transaction resulting in a change of control of the Company and/or the acquisition of a business, the Company will be required to file with the Commission a Current Report on Form 8-K within 15 days of such transaction. A filing on Form 8-K also requires the filing of audited financial statements of the business acquired, as well as pro forma financial information consisting of a pro forma condensed balance sheet, pro forma statements of income and accompanying explanatory notes.

     Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to an analysis of the quality of the entity's management personnel; the anticipated acceptability of any new products or marketing concepts; the merit of technological changes; its present financial condition, projected growth potential and available technical, financial and managerial resources; its working capital, history of operations and future prospects; the nature of its present and expected competition; the quality and experience of its management services and the depth of its management; its potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately analyze, let alone describe or identify, without referring to specific objective criteria.

     Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors. Further, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives. Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such entity will be unproven and cannot be predicted with any certainty.

     Management will attempt to meet personally with management and key personnel of the entity sponsoring any business opportunity afforded to the Company, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management, these activities may be limited.

     The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor. The Company anticipates that proposed business ventures will be made available to it through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, the Company may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which the Company eventually participates. Such persons may include the Company's directors, executive officers, beneficial owners or their affiliates. In this event, such fees may become a factor in negotiations regarding a potential acquisition and, accordingly, may present a conflict of interest for such individuals.

     Although the Company has not identified any potential acquisition target, the possibility exists that the Company may acquire or merge with a business or company in which the Company's executive officers, directors, beneficial owners or their affiliates may have an ownership interest. Current Company policy does

                                    Page -5-
not prohibit such transactions. Because no such transaction is currently contemplated, it is impossible to estimate the potential pecuniary benefits to these persons.

     Further, substantial fees are often paid in connection with the completion of these types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $250,000. These fees are usually divided among promoters or founders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. In the event that such fees are paid, they may become a factor in negotiations regarding any potential acquisition by the Company and, accordingly, may present a conflict of interest for such individuals.

Principal Products and Services.

     The limited business operations of the Company, as now contemplated, involve those of a "blank check" company. The only activities to be conducted by the Company are to manage its current limited assets and to seek out and investigate the acquisition of any viable business opportunity by purchase and exchange for securities of the Company or pursuant to a reorganization or merger through which securities of the Company will be issued or exchanged.

Distribution Methods of the Products or Services.

     Management will seek out and investigate business opportunities through every reasonably available fashion, including personal contacts, professionals, securities broker dealers, venture capital personnel, members of the financial community and others who may present unsolicited proposals; the Company may also advertise its availability as a vehicle to bring a company to the public market through a "reverse" reorganization or merger.

Status of any Publicly Announced New Product or Service.

     None; not applicable.

Competitive Business Conditions.

     Management believes that there are literally thousands of "blank check" companies engaged in endeavors similar to those engaged in by the Company; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets. There is no reasonable way to predict the competitive position of the Company or any other entity in the strata of these endeavors; however, the Company, having limited assets and cash reserves, will no doubt be at a competitive disadvantage in competing with entities which have recently completed IPO's, have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by the Company for the past several years.

Sources and Availability of Raw Materials and Names of Principal Suppliers.

     None; not applicable.



                                    Page -6-

Dependence on One or a Few Major Customers.

     None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.

     None; not applicable.

Need for any Governmental Approval of Principal Products or Services.

     Because the Company currently produces no products or services, it is not presently subject to any governmental regulation in this regard. However, in the event that the Company engages in a merger or acquisition transaction with an entity that engages in such activities, it will become subject to all governmental approval requirements to which the merged or acquired entity is subject.

Effect of Existing or Probable Governmental Regulations on Business.

     The integrated disclosure system for small business issuers adopted by the Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25 million or more.

     The Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets. The present laws, rules and regulations designed to promote availability to the small business issuer of these capital markets and similar laws, rules and regulations that may be adopted in the future will substantially limit the demand for "blank check" companies like the Company, and may make the use of these companies obsolete.

Research and Development.

     None; not applicable.

Cost and Effects of Compliance with Environmental Laws.

     None; not applicable. However, environmental laws, rules and regulations may have an adverse effect on any business venture viewed by the Company as an attractive acquisition, reorganization or merger candidate, and these factors may further limit the number of potential candidates available to the Company for acquisition, reorganization or merger.

Number of Employees.

     None.





                                    Page -7-

--------------------------------------------------------------------------------

                        ITEM 2. DESCRIPTION OF PROPERTIES

--------------------------------------------------------------------------------


The Company's does not  own any property



--------------------------------------------------------------------------------

                            ITEM 3. LEGAL PROCEEDINGS

--------------------------------------------------------------------------------


None.



--------------------------------------------------------------------------------

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

--------------------------------------------------------------------------------


No matters were submitted to a vote of shareholders of the Company during the fiscal year ended December 31, 2000.




                                     PART II


--------------------------------------------------------------------------------


        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

--------------------------------------------------------------------------------


Market Information

     There is no "public market" for shares of common stock of the Company. Although the Company's shares are quoted on the OTC Bulletin Board of the National Association of Securities Dealers, the Company is unaware of any trades having been consummated. In any event, no assurance can be given that any market for the Company's common stock will develop or be maintained.

The ability of an individual shareholder to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, the Company has no plans to register its securities in any particular state. Further, most likely the Company's shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.


                                    Page -8-

     The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the Commission. If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker- dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

     For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker- dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in the Company's Common stock and may affect the ability of shareholders to sell their shares.

Holders

     The number of record holders of the Company's common stock as of the date of this report is approximately 32. The Company's transfer agent is Interwest Transfer Company, Inc., 1981 East Murray- Holiday Rd., Salt Lake City, Utah 84117

Dividends

     The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. The future dividend policy of the Company cannot be ascertained with any certainty, and until the Company completes any acquisition, reorganization or merger, as to which no assurance may be given, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its common stock.

Sales of "Unregistered" and "Restricted" Securities Over The Past Three Years.

      In September of 1998, in a private transaction, the Company sold 20,000 shares each to David Collette and Lynn Noerring to cover in order to fund certain expenses of the Company. In December of 1999, the Company sold 150,000 shares to David Colette to cover the costs of preparing and filing this registration. These transaction are deemed exempt pursuant to Section 4(2) of the Act.








                                    Page -9-

--------------------------------------------------------------------------------

        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

--------------------------------------------------------------------------------


Overview
--------

     The Company has not engaged in any material operations or had any revenues from operations since inception. The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholders. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for such acquisition.


Liquidity and Capital Resources
-------------------------------

As of December 31, 2000, the Company had no assets to pay its liabilities. In the past the Company has paid its expenses by selling shares of its common stock to its officers and directors. The Company anticipates that it will continue to pay its expenses by contributions from its officers.

Results of Operations
---------------------

The Company is a development stage company and has had no operations during the fiscal year ended December 31, 2000.



--------------------------------------------------------------------------------

                          ITEM 7. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


The financial statements of the Company are included following the signature page to this form 10-KSB.



--------------------------------------------------------------------------------

            ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

--------------------------------------------------------------------------------


The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures of financial disclosure.









                                    Page -10-

                                    PART III



--------------------------------------------------------------------------------


        ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

--------------------------------------------------------------------------------


General
-------

The following table sets forth certain information regarding the current directors and executive officers of the Company:

Name                 Age               Title                       Held Since

David Colette        45          President and Director                9/5/98

Stefani Shaner       54          Secretary/Treasurer                 11/10/98
                                 And Director

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. The Company has not compensated its directors for service on the Board of Directors or any committee thereof. As of the date hereof, no director has accrued any expenses or compensation. Officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors. The Company does not have any standing committees at this time.

         No director, Officer, affiliate or promoter of the Company has, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment or decree involving the violation of any state or federal securities laws.

         The business experience of each of the persons listed above during the past five years is as follows:

David Colette: Director and President

Since 1995 Mr. Colette has been an self employed as a home and office remodel specialist with an emphasis on the design and installation of cables for computer networks and telephony systems and the creation of interior design CAD drawing and layouts. From 1994 to 1995 he was the Director of Project Management Consulting for Loring Cruz Design & Consulting.


Stefani Shaner: Director, Treasurer/Secretary

Since 1998, Mrs. Shaner has been employed in document control for Wicat Systems Inc., a airplane simulator manufacturer, in Lindon, Utah. While there she has provided document control for CAE contracts delivering three different trainer station configuration documentation CD's to customers. From 1995 to 1998, she was a housewife. Prior to that Mrs. Shaner had over twenty years work experience as a computer software technician with various entities.


Compliance with Section 16(a) of the Exchange Act
--------------------------------------------------

                                    Page -11-

Except as indicated below, to the knowledge of management, during the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

(1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing;

(2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

              (I) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

              (ii)  engaging in any type of business practice; or

              (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

(5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

(6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgement in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Since the Company ceased operations in 1990, the Company knows of no person, who at any time during the subsequent fiscal years, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the registrant registered pursuant to Section 12 ("Reporting Person"), that failed to file on a timely basis any reports required to be furnished pursuant to Section 16 (a). Based upon a review of Forms 3 and 4 furnished to the registrant under Rule 16a-3(d) during its most recent fiscal year, other than disclosed below, the registrant knows of no Reporting Person that failed to file the required reports during the most recent fiscal year or prior years.

The following table sets forth as of December 31, 2000, the name and position of each Reporting Person that

                                    Page -12-
failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year or prior years.

  Name                           Position                        Reports  Filed
  ----                           --------                        --------------
  NONE


--------------------------------------------------------------------------------

                         ITEM 10. EXECUTIVE COMPENSATION

--------------------------------------------------------------------------------


Cash Compensation

There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended December 31, 2000, 1999, and 1998.

Bonuses and Deferred Compensation

None.

Compensation Pursuant to Plans

None.

Pension Table
None.

Other Compensation
None

Compensation of Directors
None.

Termination of Employment and Change of Control Arrangement

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a changing in control of the Company.



--------------------------------------------------------------------------------

    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

--------------------------------------------------------------------------------


The following table sets forth certain information furnished by current management concerning the ownership

                                    Page -13-
of common stock of the Company as of December 31, 2000, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common Stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group:

                                         Amount and Nature
Name and Address                          of Beneficial
of Beneficial Owner                        Ownership(1)         Percent of Class

David Colette (Pres/Dir)                    170,000                     21.2%
2572 E.  Bengal Blvd
Salt Lake City, Utah

Stefani Shaner (Sec/Dir)                      -0-                        0.0%
2113 East 10095 South
Sandy, Utah 84092

Darwin Long       *                          40,000                      5.0%
7805 Dolphin Circle
Salt Lake City, Utah 84121

Jackie Long       *                          16,000                      2.0%
7805 Dolphin Circle
Salt Lake City, Utah 84121

Bonnie Ludwig *                              32,000                      4.0%
760 Rahas Rd. #10
Elko, Nv. 89801

Leland Ludwig *                              32,000                      4.0%
760 Rahas Rd. # 10
Elko, NV 89801

Allen Moore *                                24,000                      3.0%
3400 Monte Vista Dr.
Caser, WY 82601

Marguerite Moore *                           24,000                      3.0%
3400 Monte Vista Dr.
Casper, WY 82601

Gary Lee                                     48,000                      6.0%
4700 South 900 East
Salt Lake City, Ut 84117

Noal Allred *                                32,000                      4.0%
1632 East 1350 South
Ogden, Utah 84404

Penny Allred *                               10,000                      1.2%
1632 East 1350 South
Ogden, Utah 84404

All officers and
directors as a group                        170,000                     21.19%

* Although individually not more than five per cent, the holdings of husband and wife are aggregated under the SEC rules for the purposes of determining five per cent holders.


                                    Page -14-

--------------------------------------------------------------------------------

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

--------------------------------------------------------------------------------


Transactions with Management and Others

Except as indicated below, and for the periods indicated, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Indebtedness of Management

There were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Transactions with Promoters

There have no material transactions between the Company and its promoters or founders.


--------------------------------------------------------------------------------

                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

--------------------------------------------------------------------------------


(a) (1) Financial Statements. The following financial statements are included in this report:


Title of Document                                                                        Page
Report of Andersen, Andersen & Strong, Certified Public Accountants                       18

Balance Sheets as of December 31, 2000                                                    19

Statements of Operations for years ended December 31, 2000,  and 1999 and the             20
      period June 17, 1977 to December 31, 2000

Statements of Changes in Stockholders' Equity for the period June 17 1977
    to December 31, 2000                                                                  21

Statements of Cash Flows for the years ended December 31, 2000, and 1999 and
    the period June 17, 1977 to December 31, 2000                                         22

Notes to Financial Statements                                                             23

(a)(2)  Financial  Statement   Schedules.   The  following  financial  statement
        schedules are included as part of this report:

None.

(a)(3) Exhibits. The following exhibits are included as part of this report by reference:

    Exhibit
    Number          Description
    ------          -----------
    3(i)*           Articles of Incorporation
    3(ii)*          Bylaws

    DOCUMENTS INCORPORATED BY REFERENCE

    *Documents previously filed as exhibit to Form 10 and incorporated herein by this reference.

                                    Page -15-

--------------------------------------------------------------------------------


                                   SIGNATURES

--------------------------------------------------------------------------------


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TURINCO, INC.
                                            (Registrant)

Dated: 22nd day of March, 2000.             By: s/ David Colette
                                                -----------------------
                                                David Colette
                                                President and Director



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 22nd day of March, 2001.


s/ David Colette
------------------------------------
Director and Chief Executive Officer



s/ Stefani Shaner
------------------------------------
Director and Treasurer



                                    Page -16-

ANDERSEN ANDERSEN & STRONG, L.C.
-----------------------------------------------------
Certified Public Accountants and Business Consultants
Member SEC Practice Section of the AICPA
                                                  941 East 3300 South, Suite 202
                                                      Salt Lake City, Utah 84106
                                                          Telephone 801 486-0096
                                                                Fax 801 486-0098

Board of Directors
Turinco, Inc.
Salt Lake City, Utah

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Turinco, Inc. ( development stage company) at December 31, 2000 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2000, and 1999 and the period June 16, 1977 (date of inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Turinco, Inc. at December 31, 2000 and the results of operations, and cash flows for the years ended December 31, 2000, and 1999 and the period June 16, 1977 (date of inception) to December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have the necessary working capital to service its debt and pursue its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 4 . These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ ANDERSEN ANDERSEN & STRONG, L.C.


February 28, 2001
Salt Lake City, Utah





                                    Page -17-

                                  TURINCO, INC.
                          ( Development Stage Company)
                                 BALANCE SHEETS
                                December 31, 2000

--------------------------------------------------------------------------------



ASSETS

CURRENT ASSETS

   Cash                                                                $   --
                                                                       --------

       Total Current Assets                                            $   --
                                                                       ========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                                    $  1,400
                                                                       --------

       Total Current Liabilities                                          1,400
                                                                       --------


STOCKHOLDERS' EQUITY

   Common stock
        100,000,000 shares authorized, at $0.001 par value;
         802,000 shares issued and outstanding                              802

   Capital in excess of par value                                        79,559

    Deficit accumulated during the development stage                    (81,761)
                                                                       --------

       Total Stockholders'  Deficiency                                   (1,400)
                                                                       --------

                                                                       $    --
                                                                       ========




              The accompanying notes are an integral part of these
                             financial statements.

                                    Page -18-

                                  TURINCO, INC.
                          ( Development Stage Company)
                            STATEMENTS OF OPERATIONS
             For the Years Ended December 31, 2000, and 1999 and the
         Period June 16, 1977 (Date of Inception) to December 31, 2000

--------------------------------------------------------------------------------



                                   Dec 31,           Dec 31,     Jun 16, 1977 to
                                    2000              1999        Dec  31, 2000
                                  ---------         ---------    ---------------

REVENUES                          $    --           $    --           $    --

EXPENSES                              3,973             8,285            81,761
                                  ---------         ---------         ---------

NET LOSS                          $  (3,976)        $  (8,285)        $ (81,761)
                                  =========         =========         =========




NET LOSS PER COMMON
   SHARE

   Basic                          $    --          $    (.01)
                                 ---------         ---------



AVERAGE  OUTSTANDING
    SHARES

     Basic                          802,000           664,500
                                  ---------         ---------













                 The accompanying notes are an integral part of
                          these financial statements.

                                    Page -19-





                                                  TURINCO, INC.
                                          ( Development Stage Company)
                                  STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY
                                 Period from June 16, 1977 (Date of Inception)
                                              to December 31, 2000

-------------------------------------------------------------------------------------------------------------------


                                                               Common Stock                Capital in
                                                          -------------------------        Excess of    Accumulated
                                                           Shares           Amount         Par Value      Deficit
                                                          --------         --------        ---------    -----------

Balance June 16,  1977 (date of inception)                    --          $   --          $   --          $   --

Issuance of common stock for services                       96,000              96          11,904            --
   at $.125 - December  4, 1981

Issuance of common stock for cash                           64,000              64           7,936            --
   at $.125 - December 12, 1981

Net operating loss for the year ended
    December 31, 1981                                         --              --              --           (12,000)

Issuance of common stock for cash
    at $.0625 - January  10, 1982                          192,000             192          11,808            --

Issuance of common stock for cash
    at $.125  - January 27, 1982                            76,000              76           9,424            --

Issuance of common stock for cash
    at $.125 - February 15, 1982                            40,000              40           4,960            --

Issuance of common stock for cash
    at $.125 - April 10, 1982                               40,000              40           4,960            --

Issuance of common stock for cash
    at $.125  - May 15, 1982                               104,000             104          12,896            --

Net operating loss for year ended
    December 31, 1982                                         --              --              --           (52,500)

Issuance of common stock for cash
    at $.125 - September 11, 1998                           40,000              40           4,960            --

Net operating loss for the year ended
   December 31,  1998                                         --              --             --             (5,000)

Contributions to capital by  related
parties -expenses - 1999                                      --              --               100            --

Issuance of common stock for expenses
   at $.05 - related parties -
     December 10, 1999                                     150,000             150           7,350            --

Net operating loss for the year ended
    December 31, 1999                                         --              --              --            (8,285)
                                                          --------         --------        --------        --------

Balance December 31, 1999                                  802,000             802          76,298         (77,785)

Contributions to capital - related
 parties - expenses                                           --              --             3,261            --

Net operating loss for the year
    ended December 31, 2000                                   --              --              --            (3,976)
                                                          --------         --------        --------        --------

Balance December  31, 2000                                 802,000        $    802        $ 79,559        $(81,761)
                                                           ========        ========        ========       ==========


                             The  accompanying  notes  are an  integral  part of these financial statements.









                                                             Page -20-




                                  TURINCO, INC.
                          ( Development Stage Company)
                             STATEMENT OF CASH FLOWS
             For the Years Ended December 31, 2000, and 1999 and the
         Period June 16, 1977 (Date of Inception) to December 31, 2000

-------------------------------------------------------------------------------------------


                                                                                Jun 16, 1982
                                                      Dec 31,       Dec 31,      to Dec 31,
                                                       2000          1999           2000
                                                     --------      --------      --------
CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                          $ (3,976)     $ (8,285)     $(81,761)


       Adjustments to reconcile net loss to
       net cash provided by operating activities

           Changes in accounts payable                    715           835         1,400
        Contributions to capital - expenses             3,261           100         3,361
        Common stock for services and expenses           --           7,350        19,500


          Net Cash Used in Operations                    --            --         (57,500)
                                                     --------      --------      --------

CASH FLOWS FROM INVESTING
   ACTIVITIES
                                                         --            --            --
                                                     --------      --------      --------

CASH FLOWS FROM FINANCING
   ACTIVITIES

          Proceeds from issuance of common stock
                                                         --            --          57,500
                                                     --------      --------      --------

   Net Increase (Decrease) in Cash                       --            --            --

   Cash at Beginning of Period                           --            --            --
                                                     --------      --------      --------

   Cash at End of Period                             $   --        $   --        $   --
                                                     ========      ========      ========


NON CASH FLOWS FROM OPERATING ACTIVITIES

     Issuance of  96,000 common shares for services - related parties - 1981   $ 12,000
                                                                                 ------
     Issuance of 150,000 common shares for expenses - related parties - 1999      7,500
                                                                                 ------


The accompanying notes are an integral part of these financial statements.

                                    Page -21-

                                  TURINCO, INC.
                          ( Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


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

Accounting Methods
------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy
---------------

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes
------------

On December 31, 2000, the Company had a net operating loss carry forward of $17,261. The income tax benefit of $5,178 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire in 2022.

Basic and Diluted Net Income (Loss) Per Share
---------------------------------------------

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

Financial Instruments
---------------------

The carrying amounts of financial instruments, including accounts payable are considered by management to be their estimated fair values.


Estimates and Assumptions
-------------------------

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

Comprehensive Income
--------------------

The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholder's equity.

                                    Page -22-

                                  TURINCO, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


Recent Accounting Pronouncements
--------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.  RELATED PARTY TRANSACTIONS

Related parties have acquired 22% of the outstanding common stock of the Company.

4.  GOING CONCERN

The Company intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company, however there is insufficient working capital for any future planned activity and to service its debt.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term debt which will enable the Company to conduct operations for the coming year.





                                    Page -23-