Form 10QSB
period 2001-03-31
TURINCO INC
filed 2001-05-08
CIK 1113313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March  31, 2001
                               --------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    -------------


Commission File number       000-30695
                       ----------------------

                                  TURINCO, INC.
             -------------------------------------------------------
               (Exact name of registrant as specified in charter)



           Nevada                                                87-0618509
-------------------------------                                --------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)



1981 East Murray Holiday Rd,  Salt Lake City, Utah                 84117
---------------------------------------------------            --------------
(Address of principal executive offices)                         (Zip Code)



                                  801-272-9294
                               -------------------
               Registrant's telephone number, including area code



--------------------------------------------------------------------------------
(Former  name,  former  address,  and former  fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x ] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

       Class                                   Outstanding as of March 31, 2001
     ---------                               -----------------------------------
Common  Stock, $0.001                                     802,000





                                           INDEX


                                                                                           Page
                                                                                          Number
                                                                                          ------
PART I.

          ITEM 1.     Financial Statements (unaudited)......................................3

                      Balance Sheets........................................................4
                         March 31, 2001 and December 31, 2000

                      Statements of Operations
                         For the three   months ended March  31, 2001 and 2000..............5
                              and the period June 16, 1977 to March 31, 2001

                      Statements of Cash Flows
                          For the three months ended March 31, 2001 and 2000................6 and the period June 16, 1977  to March 31, 2001
                      Notes to Financial Statements.........................................7

          ITEM 2.     Plan of Operations....................................................9

PART II.              Signatures............................................................9

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Turinco, Inc. ( development stage company) at March 31, 2001 and December 31 2000, and the related statements of operations for the three months ended March 31, 2001 and 2000 and the period June 16, 1977 to March 31, 2001, the statement of cash flows for the three months ended March 31, 2001 and 2000, and the period June 16, 1977 to March 31, 2001, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2001, are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

                                  TURINCO, INC.
                          ( Development Stage Company)
                                 BALANCE SHEETS
                      March 31, 2001, and December 31, 2000

--------------------------------------------------------------------------------



                                                              Mar 31,    Dec 31,
                                                                2001      2000
                                                             --------  --------
ASSETS

CURRENT ASSETS

   Cash                                                      $   --    $   --
                                                             --------  --------

       Total Current Assets                                  $   --    $   --
                                                             ========  ========



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                          $   --    $  1,400
                                                             --------  --------

       Total Current Liabilities                                 --       1,400
                                                             --------  --------


STOCKHOLDERS' EQUITY

   Common stock
        100,000,000 shares authorized, at $0.001 par value;
        802,000 shares issued and outstanding                     802       802

   Capital in excess of par value                              81,368    79,559

    Deficit accumulated during the development stage          (82,170)  (81,761)
                                                             --------  --------

       Total Stockholders' Equity (deficiency)                   --      (1,400)
                                                             --------  --------


                                                             $   --    $    --
                                                             ========  ========




   The accompanying notes are an integral part of these financial statements.

                                  TURINCO, INC.
                          ( Development Stage Company)
                            STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2001, and 2000
       and the Period June 16, 1977 (Date of Inception) to March 31, 2001

--------------------------------------------------------------------------------


                        Mar 31,      Mar 31,         Jun 16, 1977 to
                         2001         2000            Mar  31, 2001
                       ---------    ---------         -------------

REVENUES               $    --      $    --             $    --

EXPENSES                     409        1,200              82,170
                       ---------    ---------           ---------

NET LOSS               $    (409)   $  (1,200)          $ (82,170)
                       =========    =========           =========




NET LOSS PER COMMON
   SHARE

   Basic               $    --      $    --
                       ---------    ---------



AVERAGE  OUTSTANDING
    SHARES

     Basic               802,000      802,000
                       ---------    ---------












   The accompanying notes are an integral part of these financial statements.



                                                 TURINCO, INC.
                                         ( Development Stage Company)
                                            STATEMENT OF CASH FLOWS
                              For the Three Months Ended March 31, 2001, and 2000
                      and the Period June 16, 1977 (Date of Inception) to March 31, 2001

---------------------------------------------------------------------------------------------------------------------


                                                                                                         Jun 16, 1977
                                                                                Mar 31,     Mar 31,        to Mar 31,
                                                                                 2001        2000            2001
                                                                               --------    --------        --------

CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                                                    $   (409)   $ (1,200)       $(82,170)


       Adjustments to reconcile net loss to
       net cash provided by operating activities

           Changes in accounts payable                                           (1,400)      1,200            --
             Contributions to capital - expenses                                  1,809        --
                                                                                                              5,170
             Issuance of common stock for services                                 --          --            19,500


          Net Cash Used in Operations                                              --          --           (57,500)
                                                                               --------    --------        --------

CASH FLOWS FROM INVESTING
   ACTIVITIES
                                                                                   --          --              --
                                                                               --------    --------        --------

CASH FLOWS FROM FINANCING
   ACTIVITIES

          Proceeds from issuance of common stock
                                                                                   --          --            57,500
                                                                               --------    --------        --------

   Net Increase (Decrease) in Cash                                                 --          --              --

   Cash at Beginning of Period                                                     --          --              --
                                                                               --------    --------        --------

   Cash at End of Period                                                       $   --      $   --          $   --
                                                                               ========    ========        ========


NON CASH FLOWS FROM OPERATING ACTIVITIES
     Issuance of  96,000 common shares for services - related parties - 1981                               $ 12,000
                                                                                                           --------
     Contributions to capital - expenses - related party - 1999-2000                                          2,733
                                                                                                           --------
     Issuance of 150,000 common shares for expenses - related parties - 1999                                  7,500
                                                                                                           --------
     Contributions to capital                                                                                 5,170
                                                                                                           --------

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

Income Taxes
------------

On March 31, 2001, the Company had a net operating loss carry forward of $17,670. The tax benefit of $5,301 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire in 2022.

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

--------------------------------------------------------------------------------

                           ITEM 2. PLAN OF OPERATIONS

--------------------------------------------------------------------------------


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

Liquidity and Capital Resources
-------------------------------

The Company will need additional working capital to finance its planned activity.

Results of Operations
---------------------

The Company has had no operations during this reporting period.



                               PART 2 - SIGNATURES



--------------------------------------------------------------------------------

                                   SIGNATURES

--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                                       Turinco, Inc.
                                                       [Registrant]

                                                      /s/ David Colette
                                                      -------------------------
                                                      David Colette- President



                                                      /s/ Stefani Shaner
                                                      -------------------------
                                                      Stefani Shaner, Treasurer
May 8, 2001