Form 10KSB
period 2001-12-31
TURINCO INC
filed 2002-03-28
CIK 1113313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended     December 31, 2001
                                ------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


Commission File number            000-30695
                       -----------------------------

                                  Turinco, INC.
                                 ---------------
               (Exact name of registrant as specified in charter)

               Nevada                                         87-0618509
--------------------------------------------            ---------------------
State or other jurisdiction of incorporation          (I.R.S. Employer I.D. No.)
           or organization

1981 East Murray Holiday Road, Salt Lake City, Utah             84117
----------------------------------------------------    --------------------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number, including area code        801-272-9294
                                               ----------------------

Securities registered pursuant to section 12 (b) of the Act:

Title of each class                   Name of each exchange on which registered
       None                                              None
--------------------                  ------------------------------------------

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

At December 31, 2001, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                                 Not applicable

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of December 31, 2001, the registrant had 802,000 shares of common stock issued and outstanding.

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

                                    Page -2-

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------


PART I
-------                                                                   Page
                                                                          ----
ITEM 1.    DESCRIPTION OF BUSINESS                                          4

ITEM 2.    DESCRIPTION OF PROPERTIES                                        8

ITEM 3.    LEGAL PROCEEDINGS                                                8

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                8


PART II
-------

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS         8

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION        9

ITEM 7.    FINANCIAL STATEMENTS                                             10

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE                                         10


PART III
--------

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT               10

ITEM 10.   EXECUTIVE COMPENSATION                                           12

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT                                                   13

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   14


PART IV
-------

ITEM 13.   EXHIBITS                                                         15

                                    Page -3-

--------------------------------------------------------------------------------
                         ITEM 1. DESCRIPTION OF BUSINESS
--------------------------------------------------------------------------------


History and Organization

The Company was incorporated under the laws of the State of Nevada on June 16, 1977 with authorized common stock of 100,000 shares with a par value of $0.25. On October 16, 1998 the authorized capital stock was increased to 100,000,000 shares with a par value of $0.001.

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


The Company's does not  own any property


--------------------------------------------------------------------------------
                            ITEM 3. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------


None.


--------------------------------------------------------------------------------
          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
--------------------------------------------------------------------------------


No matters were submitted to a vote of shareholders of the Company during the fiscal year ended December 31, 2001.


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

     The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting

                                    Page -8-
specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the Commission. If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker- dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

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

                                    Page -9-

Liquidity and Capital Resources
-------------------------------

In the past the Company has paid its expenses by selling shares of its common stock to its officers and directors. The Company anticipates that it will continue to pay its expenses by contributions from its officers.


Results of Operations
---------------------

The Company is a development stage company and has had no operations during the fiscal year ended December 31, 2001.


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



                                    PART III


--------------------------------------------------------------------------------
        ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------


General
-------

The following table sets forth certain information regarding the current directors and executive officers of the Company:

Name                   Age             Title                      Held Since

David Colette          44        President and Director              9/5/98

Stefani Shaner         53        Secretary/Treasurer               11/10/98
                                    And Director

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. The

                                    Page -10-

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


Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

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

                                    Page -11-

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

The following table sets forth as of December 31, 2000, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year or prior years.

              Name              Position                        Reports Filed
              ----              --------                        -------------

              NONE


--------------------------------------------------------------------------------
                         ITEM 10. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------


Cash Compensation

There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended December 31, 2001, 2000, and 1999.


Bonuses and Deferred Compensation

None.




                                    Page -12-

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

--------------------------------------------------------------------------------
    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------


The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of December 31, 2000, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common Stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group:

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


                                    Page -13-

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





                                    Page -14-

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


--------------------------------------------------------------------------------
                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------


(a)(1) Financial Statements. The following financial statements are included in this report:

Title of Document                                                           Page
-----------------                                                           ----

Report of Andersen, Andersen & Strong, Certified Public Accountants          18

Balance Sheets as of December 31, 2001                                       19

Statements of Operations for years ended December 31, 2001,
      and 2000  and the period June 17, 1977 to December 31, 2001            20

Statements of Changes in Stockholders' Equity for the period
      June 17, 1977 to December 31, 2001                                     21

Statements of Cash Flows for the years ended December 31, 2000,
      and 1999 and the period June 17, 1977 to December 31, 2001             22

Notes to Financial Statements                                                23


(a)(2)  Financial  Statement   Schedules.   The  following  financial  statement
        schedules are included as part of this report:

None.


(a)(3) Exhibits. The following exhibits are included as part of this report by reference:

None.






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

                                                  TURINCO, INC.
                                                  (Registrant)

Dated: 27th day of March, 2002.               By: s/ David Colette
                                                  ------------------------------
                                                   David Colette
                                                   President and Director



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of March, 2002.


s/ David Colette
-------------------------------------
Director and Chief Executive Officer



 S/ Stefani Shaner
-------------------------------------
Director and Treasurer



                                    Page -16-

ANDERSEN ANDERSEN & STRONG, L.C.
--------------------------------
Certified Public Accountants and Business Consultants

                                                  941 East 3300 South, Suite 202
                                                      Salt Lake City, Utah 84106
                                                          Telephone 801 486-0096
                                                                Fax 801 486-0098


Board of Directors
Turinco, Inc.
Salt Lake City, Utah

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Turinco, Inc. ( development stage company) at December 31, 2001 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2001, and 2000 and the period June 16, 1977 (date of inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Turinco, Inc. at December 31, 2001 and the results of operations, and cash flows for the years ended December 31, 2001, and 2000 and the period June 16, 1977 (date of inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

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


March 20, 2002                                  s/Anderson, Anderson and Strong
Salt Lake City, Utah







                                    Page -17-

                                  TURINCO, INC.
                          ( Development Stage Company)
                                  BALANCE SHEET
                                December 31, 2001

--------------------------------------------------------------------------------



ASSETS
CURRENT ASSETS

   Cash                                                                $   --
                                                                       --------

       Total Current Assets                                            $   --
                                                                       ========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Accounts payable                                                    $   --
                                                                       --------

       Total Current Liabilities                                           --
                                                                       --------


STOCKHOLDERS' EQUITY

   Common stock
        100,000,000 shares authorized, at $0.001 par value;
         802,000 shares issued and outstanding                              802

   Capital in excess of par value                                        83,214

    Deficit accumulated during the development stage                    (84,016)
                                                                       --------

       Total Stockholders' Equity                                          --
                                                                       --------

                                                                       $   --
                                                                       ========




              The accompanying notes are an integral part of these
                             financial statements.

                                    Page -18-

                                  TURINCO, INC.
                          ( Development Stage Company)
                            STATEMENTS OF OPERATIONS
             For the Years Ended December 31, 2001, and 2000 and the
          Period June 16, 1977 (Date of Inception) to December 31, 2001

--------------------------------------------------------------------------------



                                 Dec 31,         Dec 31,     Jun 16, 1977 to
                                  2001             2000       Dec  31, 2001
                                ---------        ---------    --------------

REVENUES                        $    --          $    --        $    --

EXPENSES                            2,255            3,976         84,016
                                ---------        ---------      ---------

NET LOSS                        $  (2,255)       $  (3,976)     $ (84,016)
                                =========        =========      =========




NET LOSS PER COMMON
   SHARE

   Basic                        $    --          $    --
                                ---------        ---------



AVERAGE  OUTSTANDING
    SHARES

     Basic                        802,000          802,000
                                ---------        ---------













                 The accompanying notes are an integral part of
                          these financial statements.

                                    Page -19-


                                         TURINCO, INC.
                                  ( Development Stage Company)
                          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               Period from June 16, 1977 (Date of Inception) to December 31, 2001

----------------------------------------------------------------------------------------------

                                                  Common Stock         Capital in
                                            -------------------------  Excess of   Accumulated
                                               Shares       Amount     Par Value     Deficit
                                            ---------------------------------------------------
Balance June 16, 1977 (date of inception)         --       $   --       $   --       $   --
Issuance of common stock for services           96,000           96       11,904         --
   at $.125 - December  4, 1981
Issuance of common stock for cash               64,000           64        7,936         --
   at $.125 - December 12, 1981
Net operating loss for the year ended
    December 31, 1981                             --           --           --        (12,000)
Issuance of common stock for cash
    at $.0625 - January  10, 1982              192,000          192       11,808         --
Issuance of common stock for cash
    at $.125  - January 27, 1982                76,000           76        9,424         --
Issuance of common stock for cash
    at $.125 - February 15, 1982                40,000           40        4,960         --
Issuance of common stock for cash
    at $.125 - April 10, 1982                   40,000           40        4,960         --
Issuance of common stock for cash
    at $.125  - May 15, 1982                   104,000          104       12,896         --
Net operating loss for year ended
    December 31, 1982                             --           --           --        (52,500)
Issuance of common stock for cash
    at $.125 - September 11, 1998               40,000           40        4,960         --
Net operating loss for the year ended
   December 31, 1998                              --           --           --         (5,000)
Contributions to capital by  related
    parties -expenses - 1999                      --           --            100         --
Issuance of common stock for expenses
   at $.05 - related parties -
    December 10, 1999                          150,000          150        7,350         --
Net operating loss for the year ended
    December 31, 1999                             --           --           --         (8,285)
Contributions to capital - related
 parties - expenses                               --          3,261         --
Net operating loss for the year
    ended December 31, 2000                       --           --           --         (3,976)
                                              --------     --------     --------     --------
Balance December 31, 2000                      802,000          802       79,559      (81,761)
Contributions to capital - expenses               --           --          3,655         --
Net operating loss for the year
    Ended December 31, 2001                       --           --           --         (2,255)

                                              --------     --------     --------     --------

Balance December 31, 2001                      802,000     $    802     $ 83,214     $(84,016)
                                              ========     ========     ========     ========

                         The accompanying notes are an integral part of
                                  these financial statements.


                                           Page -20-


                                        TURINCO, INC.
                                ( Development Stage Company)
                                   STATEMENT OF CASH FLOWS
                   For the Years Ended December 31, 2001, and 2000 and the
                Period June 16, 1977 (Date of Inception) to December 31, 2001

-------------------------------------------------------------------------------------------


                                                                               Jun 16, 1982
                                                      Dec 31,       Dec 31,     to Dec 31,
                                                       2001          2000          2001
                                                     --------      --------    ------------
CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                          $ (2,255)     $ (3,976)     $(84,016)

       Adjustments to reconcile net loss to
       net cash provided by operating activities

        Changes in accounts payable                    (1,400)          715          --
        Contributions to capital - expenses             3,655         3,261         7,016
        Common stock for services and expenses           --            --          19,500

          Net Cash Used in Operations                    --            --         (57,500)
                                                     --------      --------      --------

CASH FLOWS FROM INVESTING
   ACTIVITIES                                           --            --            --
                                                     --------      --------      --------
CASH FLOWS FROM FINANCING
   ACTIVITIES

   Proceeds from issuance of common stock                --            --          57,500
                                                     --------      --------      --------

   Cash at Beginning of Period                           --            --            --
                                                     --------      --------      --------

   Cash at End of Period                             $   --        $   --        $   --
                                                     ========      ========      ========


NON CASH FLOWS FROM OPERATING ACTIVITIES

     Issuance of  96,000 common shares for services - related parties - 1981     $ 12,000
                                                                                 --------
     Issuance of 150,000 common shares for expenses - related parties - 1999        7,500
                                                                                 --------
     Contributions to capital - expenses - related parties - 2000 & 2001            7,016
                                                                                 --------



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

                                          Page -21-

                                  TURINCO, INC.
                          ( Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


1.     ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on June 16, 1977 with authorized common stock of 100,000 shares with a par value of $0.25. On October 16, 1998 the authorized capital stock was increased to 100,000,000 shares with a par value of $0.001.

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


Income Taxes
------------

On December 31, 2001, the Company had a net operating loss carry forward of $84,016. The income tax benefit of approximately $25,205 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire in 2022.


Basic  Net Income (Loss) Per Share
----------------------------------

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.


Financial Instruments
---------------------

The carrying amounts of financial instruments are considered by management to be their estimated fair values.


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

3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors have acquired 21% of the outstanding common stock of the Company and have made contributions to capital by payment of Company expenses of $7,016.

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