Form 10QSB
period 2002-03-31
TURINCO INC
filed 2002-05-10
CIK 1113313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

For the quarterly period ended        March  31, 2002
                               ------------------------------

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

For the transition period from                        to
                               ----------------------    -------------------

                        Commission File number 000-30695
                                               ---------

                                  TURINCO, INC.
             -------------------------------------------------------
               (Exact name of registrant as specified in charter)

             Nevada                                            87-0618509
-------------------------------                              --------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

1981 East Murray Holiday Rd,  Salt Lake City, Utah                 84117
--------------------------------------------------           ---------------
(Address of principal executive offices)                        (Zip Code)

                                  801-272-9294
                               -------------------
               Registrant's telephone number, including area code

                         -------------------------------
  (Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x ] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

                  Class                      Outstanding as of March 31, 2002
                ---------                    --------------------------------
           Common  Stock, $0.001                         802,000

                                      INDEX

                                                                          Page
                                                                          Number
PART I.

     ITEM 1.  Financial Statements (unaudited)..............................3

              Balance Sheets................................................4
                 March 31, 2002 and December 31, 2001

              Statements of Operations
                 For the three   months ended March  31, 2002 and 2001 .....5
                 and the period June 16, 1977 to March 31, 2002

              Statements of Cash Flows
                  For the three months ended March 31, 2002 and 2001 .......6 and the period June 16, 1977  to March 31, 2002

              Notes to Financial Statements.................................7

     ITEM 2.  Plan of Operations............................................9

PART II.      Signatures....................................................9

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Turinco, Inc. ( development stage company) at March 31, 2002 and December 31 2001, and the related statements of operations, and statements cash flows, for the three months ended March 31, 2002 and 2001 and the period June 16, 1977 to March 31, 2002, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2002, are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.




                                  TURINCO, INC.
                          ( Development Stage Company)
                                 BALANCE SHEETS
                      March 31, 2002, and December 31, 2001

----------------------------------------------------------------------------------



                                                               Mar 31,     Dec 31,
                                                                2002        2001
                                                              --------    --------
ASSETS
CURRENT ASSETS

   Cash                                                       $   --      $   --
                                                              --------    --------

       Total Current Assets                                   $   --      $   --
                                                              ========    ========



LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Accounts payable                                           $   --      $   --
                                                              --------    --------

       Total Current Liabilities                                  --          --
                                                              --------    --------


STOCKHOLDERS' EQUITY

   Common stock
        100,000,000 shares authorized, at $0.001 par value;
        802,000 shares issued and outstanding                      802         802

   Capital in excess of par value                               84,848      83,214

    Deficit accumulated during the development stage           (85,650)    (84,016)
                                                              --------    --------

       Total Stockholders' Equity (deficiency)                    --          --
                                                              --------    --------


                                                              $   --      $   --
                                                              ========    ========




              The accompanying notes are an integral part of these
                             financial statements.

                            TURINCO, INC.
                    ( Development Stage Company)
                      STATEMENTS OF OPERATIONS
     For the Three Months Ended March 31, 2002, and 2001 and the
     Period June 16, 1977 (Date of Inception) to March 31, 2002

-------------------------------------------------------------------



                           Mar 31,        Mar 31,   Jun 16, 1977 to
                           2002            2001      Mar  31, 2002
                         ---------      ---------    -------------

REVENUES                 $    --        $    --        $    --

EXPENSES                     1,634            409         85,650
                         ---------      ---------      ---------

NET LOSS                 $  (1,634)     $    (409)     $ (85,650)
                         =========      =========      =========




NET LOSS PER COMMON
   SHARE

   Basic                 $    --        $    --
                         ---------      ---------



AVERAGE  OUTSTANDING
    SHARES

     Basic                 802,000        802,000
                         ---------      ---------

















           The accompanying notes are an integral part of these financial statements.



                                        TURINCO, INC.
                                 ( Development Stage Company)
                                   STATEMENTS OF CASH FLOWS
                 For the Three Months Ended March 31, 2002, and 2001 and the
                  Period June 16, 1977 (Date of Inception) to March 31, 2002

--------------------------------------------------------------------------------------------


                                                                                Jun 16, 1977
                                                      Mar 31,       Mar 31,      to Mar 31,
                                                       2002          2001          2002
                                                     --------      --------      --------
CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                          $ (1,634)     $   (409)     $(85,650)


       Adjustments to reconcile net loss to
       net cash provided by operating activities

          Contributions to capital - expenses           1,634           409         8,650
          Issuance of common stock for services          --            --          19,500


          Net Cash Used in Operations                    --            --         (57,500)
                                                     --------      --------      --------

CASH FLOWS FROM INVESTING
   ACTIVITIES
                                                         --            --            --
                                                     --------      --------      --------

CASH FLOWS FROM FINANCING
   ACTIVITIES

          Proceeds from issuance of common stock
                                                         --            --          57,500
                                                     --------      --------      --------

   Net Increase (Decrease) in Cash                       --            --            --

   Cash at Beginning of Period                           --            --            --
                                                     --------      --------      --------

   Cash at End of Period                             $   --        $   --        $   --
                                                     ========      ========      ========


NON CASH FLOWS FROM OPERATING ACTIVITIES

     Issuance of  96,000 common shares for services - related parties - 1981     $ 12,000
                                                                                 --------
     Contributions to capital - expenses - related parties - 1999-2000              2,733
                                                                                 --------
     Issuance of 150,000 common shares for expenses - related parties - 1999        7,500
                                                                                 --------
     Contributions to capital - expenses - related parties - 2001-2002              8,650
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


Income Taxes
------------

On March 31, 2002, the Company had a net operating loss carry forward of $85,650. The tax benefit of approximately $25,695 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire in 2023.


Basic  Net Income (Loss) Per Share
----------------------------------

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding after the stock split.


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

3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors have acquired 21% of the outstanding common stock of the Company and have made contributions to capital by payment of Company expenses of $11,383.

4.  GOING CONCERN

The Company intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company, however there is insufficient working capital for any future planned activity and to service its debt.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, long term debt, and contributions to capital by officers, which will enable the Company to conduct operations for the coming year.

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


                                           Turinco, Inc.
                                           [Registrant]


                                           S/ David Colette
                                           -------------------------------------
                                           David Colette- President

                                           S/ Stefani Shaner
                                           -------------------------------------
                                           Stefani Shaner- Treasurer
May 9, 2002