Form 10QSB
period 2002-06-30
TURINCO INC
filed 2002-08-16
CIK 1113313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June  30, 2002
                               ------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    -------------

Commission File number        000-30695
                       --------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

               Class                         Outstanding as of June 30, 2002
             ---------                       -------------------------------
        Common  Stock, $0.001                            802,000




                                         INDEX

                                                                                   Page
                                                                                  Number
                                                                                  ------
PART I.

      ITEM 1.   Financial Statements (unaudited)....................................3

                Balance Sheets......................................................4
                   June 30, 2002 and December 31, 2001

                Statements of Operations
                   For the three and six  months ended June  30, 2002 and 2001 .....5 and the period June 16, 1977 to June 30, 2002

                Statements of Cash Flows
                    For the three and six months ended June 30, 2002 and 2001 ......6 and the period June 16, 1977  to June 30, 2002

                Notes to Financial Statements.......................................7

      ITEM 2.   Plan of Operations..................................................9

PART II.        Signatures..........................................................9



                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Turinco, Inc. ( development stage company) at June 30, 2002 and December 31 2001, and the related statements of operations, and statements cash flows, for the three and six months ended June 30, 2002 and 2001 and the period June 16, 1977 to June 30, 2002, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2002, are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

                                  TURINCO, INC.
                          ( Development Stage Company)
                                 BALANCE SHEETS
                      June 30, 2002, and December 31, 2001

--------------------------------------------------------------------------------



                                                           Mar 31,     Dec 31,
                                                            2002        2001
                                                          --------    --------
ASSETS
CURRENT ASSETS

   Cash                                                   $   --      $   --
                                                          --------    --------

       Total Current Assets                               $   --      $   --
                                                          ========    ========



LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Accounts payable                                       $   --      $   --
                                                          --------    --------

       Total Current Liabilities                              --          --
                                                          --------    --------


STOCKHOLDERS' EQUITY

   Common stock
    100,000,000 shares authorized, at $0.001 par value;
    802,000 shares issued and outstanding                      802         802

   Capital in excess of par value                           85,445      83,214

   Deficit accumulated during the development stage        (86,247)    (84,016)
                                                          --------    --------

       Total Stockholders' Equity (deficiency)                --          --
                                                          --------    --------


                                                          $   --      $   --
                                                          ========    ========




              The accompanying notes are an integral part of these
                             financial statements.




                                    TURINCO, INC.
                            ( Development Stage Company)
                              STATEMENTS OF OPERATIONS
             For the Three and Six Months Ended June 30, 2002, and 2001
          and the Period June 16, 1977 (Date of Inception) to June 30, 2002

--------------------------------------------------------------------------------------


                             Three Months            Six Months
                      ----------------------    ----------------------
                        Jun 30,     Jun 30,      Jun 30,      Jun 30,   Jun 16, 1977 to
                         2002        2001         2002          2001     Jun  30, 2002
                      ---------    ---------    ---------    ---------  ---------------
REVENUES              $    --      $    --      $    --      $    --      $    --

EXPENSES                    597          620        2,231        1,029       86,247
                      ---------    ---------    ---------    ---------    ---------

NET LOSS              $    (597)   $    (620)   $  (2,231)   $  (1,029)   $ (86,247)
                      =========    =========    =========    =========    =========




NET LOSS PER COMMON
   SHARE

   Basic              $    --      $    --      $    --      $    --
                      ---------    ---------    ---------    ---------



AVERAGE OUTSTANDING
    SHARES

     Basic              802,000      802,000      802,000      802,000
                      ---------    ---------    ---------    ---------











                 The accompanying notes are an integral part of
                          these financial statements.




                                          TURINCO, INC.
                                   ( Development Stage Company)
                                     STATEMENTS OF CASH FLOWS
                     For the Six Months Ended June 30, 2002, and 2001 and the
                    Period June 16, 1977 (Date of Inception) to June 30, 2002

-----------------------------------------------------------------------------------------------


                                                                                    Jun 16, 1977
                                                              Jun 30,     Jun 30,    to Jun 30,
                                                               2002        2001        2002
                                                             --------    --------    --------
CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                                  $ (2,231)   $ (1,029)   $(86,247)


       Adjustments to reconcile net loss to
       net cash provided by operating activities

       Contributions to capital - expenses                      2,231       2,429       9,247
       Issuance of common stock for services                     --          --        19,500
       Changes in accounts payable                               --        (1,400)         --
                                                             --------    --------    --------

          Net Cash Used in Operations                            --          --       (57,500)
                                                             --------    --------    --------

CASH FLOWS FROM INVESTING
   ACTIVITIES
                                                                 --          --          --
                                                             --------    --------    --------

CASH FLOWS FROM FINANCING
   ACTIVITIES

          Proceeds from issuance of common stock                 --          --        57,500
                                                             --------    --------    --------

   Net Increase (Decrease) in Cash                               --          --          --

   Cash at Beginning of Period                                   --          --          --
                                                             --------    --------    --------

   Cash at End of Period                                     $   --      $   --      $   --
                                                             ========    ========    ========


NON CASH FLOWS FROM OPERATING ACTIVITIES

     Issuance of  96,000 common shares for services - related parties - 1981   $ 12,000
                                                                               --------
     Contributions to capital - expenses - related parties - 1999-2000            2,733
                                                                               --------
     Issuance of 150,000 common shares for expenses - related parties - 1999      7,500
                                                                               --------
     Contributions to capital - expenses - related parties - 2001-2002            9,247
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

Income Taxes
------------

On June 30, 2002, the Company had a net operating loss carry forward of $86,247. The tax benefit of approximately $25,874 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire in 2023.

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

3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors have acquired 21% of the outstanding common stock of the Company and have made contributions to capital by payment of Company expenses of $11,980.

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


                                      Turinco, Inc.
                                      [Registrant]


                                       S/ David Colette
                                       -------------------------------------
                                       David Colette- President & Treasurer
August 13, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of Turinco, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David Collette, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.





S/ David Colette
-----------------------
Chief Executive Officer

August 13, 2002