Form 10KSB
period 2002-12-31
TURINCO INC
filed 2003-03-26
CIK 1113313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                 For the fiscal year ended     December 31, 2002
                                           ------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


Commission File number              000-30695
                       -----------------------------------

                                  Turinco, Inc.
                                  -------------
               (Exact name of registrant as specified in charter)

                 Nevada                                       87-0618509
--------------------------------------------        ----------------------------
State or other jurisdiction of incorporation        (I.R.S. Employer I.D. No.)
           or organization

1981 East Murray Holiday Road , Salt Lake City, Utah            84117
-----------------------------------------------------    ---------------------
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number, including area code        801-272-9294
                                               -------------------------------

Securities registered pursuant to section 12 (b) of the Act:

Title of each class                Name of each exchange on which registered
       None                                           None
--------------------               -----------------------------------------

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's

                                    Page -1-
knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

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

At December 31, 2002, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

    (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                                 Not applicable

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of December 31, 2002, the registrant had 802,000 shares of common stock issued and outstanding.

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

Sources and Availability of Raw Materials and Names of Principal Suppliers.

     None; not applicable.

Dependence on One or a Few Major Customers.

     None; not applicable.


                                    Page -6-

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


None.


--------------------------------------------------------------------------------

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

--------------------------------------------------------------------------------


No matters were submitted to a vote of shareholders of the Company during the fiscal year ended December 31, 2002.


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

     The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued

                                    Page -8-
by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the Commission. If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker- dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

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


Liquidity and Capital Resources
-------------------------------

     For the coming year the Company anticipates that it will continue to pay its expenses by contributions from its officers.


                                    Page -9-

Results of Operations
---------------------

     The Company is a development stage company and has had no operations during the fiscal year ended December 31, 2002.


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


--------------------------------------------------------------------------------

            ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

--------------------------------------------------------------------------------


The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures of financial disclosure however the name of certified public accountants has been changed from Andersen Andersen & Strong LC to Sellers and Andersen LLC.



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

        ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

--------------------------------------------------------------------------------


General
-------

The following table sets forth certain information regarding the current directors and executive officers of the Company:

Name                   Age                Title                Held Since

David Colette          45           President and Director      9/5/98
                                    Secretary/Treasurer         7/26/02

Stefani Shaner         54           Secretary/Treasurer         11/10/98 until
                                    And Director                7/26/02

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


                                    Page -10-

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

     The business experience of each of the persons listed above during the past five years is as follows:

David Colette: Director and President since 1998 and Secretary/Treasurer since July 26, 2002

Since 1995 Mr. Colette has been self employed as a home and office remodel specialist with an emphasis on the design and installation of cables for computer networks and telephony systems and the creation of interior design CAD drawing and layouts. From 1994 to 1995 he was the Director of Project Management Consulting for Loring Cruz Design & Consulting.

Stefani Shaner: Director, Treasurer/Secretary from 1998 until July 26, 2002

Since 1998, Mrs. Shaner has been employed in document control for Wicat Systems Inc., an airplane simulator manufacturer, in Lindon, Utah. While there she has provided document control for CAE contracts delivering three different trainer station configuration documentation CD's to customers. From 1995 to 1998, she was a housewife. Prior to that Mrs. Shaner had over twenty years work experience as a computer software technician with various entities.

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

                                    Page -11-

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

The following table sets forth as of December 31, 2002, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year or prior years.

              Name               Position                     Reports Filed
              ----               --------                     -------------

              NONE


--------------------------------------------------------------------------------

                         ITEM 10. EXECUTIVE COMPENSATION

--------------------------------------------------------------------------------


Cash Compensation

There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended December 31, 2002, 2001, and 2000.


Bonuses and Deferred Compensation

None.


Compensation Pursuant to Plans

None.
                                    Page -12-

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

--------------------------------------------------------------------------------

    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

--------------------------------------------------------------------------------


The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of December 31, 2002, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common Stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group:

                                Amount and Nature
Name and Address                 of Beneficial
of Beneficial Owner               Ownership(1)               Percent of Class

David Colette (Officer/Dir)         170,000                        21.2%
2572 E.  Bengal Blvd
Salt Lake City, Utah

Stefani Shaner (Former Officer/Dir)    -0-                          0.0%
2113 East 10095 South
Sandy, Utah 84092

Darwin Long       *                  40,000                         5.0%
7805 Dolphin Circle
Salt Lake City, Utah 84121

Jackie Long       *                  16,000                         2.0%
7805 Dolphin Circle
Salt Lake City, Utah 84121



                                    Page -13-

Bonnie Ludwig *                      32,000                         4.0%
760 Rahas Rd. #10
Elko, Nv. 89801

Leland Ludwig *                      32,000                         4.0%
760 Rahas Rd. # 10
Elko, NV 89801

Allen Moore *                        24,000                         3.0%
3400 Monte Vista Dr.
Caser, WY 82601

Marguerite Moore *                   24,000                         3.0%
3400 Monte Vista Dr.
Casper, WY 82601

Gary Lee                             48,000                         6.0%
4700 South 900 East
Salt Lake City, Ut 84117

Noal Allred *                        32,000                         4.0%
1632 East 1350 South
Ogden, Utah 84404

Penny Allred *                       10,000                         1.2%
1632 East 1350 South
Ogden, Utah 84404

All officers and
directors as a group                170,000                         21.2%

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


--------------------------------------------------------------------------------

                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

--------------------------------------------------------------------------------


(a)(1) Financial Statements. The following financial statements are included in this report:

Title of Document                                                           Page
-----------------                                                           ----

Report of Sellers and Andersen , Certified Public Accountants               18

Balance Sheet as of December 31, 2002                                       19

Statements of Operations for years ended December 31, 2002,  and
      2001  and the period June 17, 1977 to December 31, 2002               20

Statements of Changes in Stockholders' Equity for the period June 17,
    1977 to December 31, 2002                                               21

Statements of Cash Flows for the years ended December 31, 2002, and
    2001 and the period June 17, 1977 to December 31, 2002                  22

Notes to Financial Statements                                               23

(a)(2)  Financial  Statement   Schedules.   The  following  financial  statement
        schedules are included as part of this report:

None.


(a)(3) Exhibits. The following exhibits are included as part of this report by reference:

99.1 Certifications, dated March 26, 2003, required by Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C ss. 1350, as adopted). Attached hereto



                                    Page -15-

--------------------------------------------------------------------------------

                                   SIGNATURES

--------------------------------------------------------------------------------


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                TURINCO, INC.
                                                (Registrant)

Dated:26th day of March, 2003.                  By: S/ David Colette
                                                   -----------------------------
                                                       David Colette
                                                       President and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of March, 2003.


S/ David Colette
-----------------------------------------
David Colette, Director,Chief Executive
 Officer and Treasurer













                                    Page -16-

                                 CERTIFICATIONS

     I, as President, Chief Executive Officer, Secretary, and Chief financial Officer, certify that:

     1. I have reviewed this annual report on Form 10-KSB of the Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers, if any, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly  during  the  period  in which  this  annual  report  is being prepared;
          (b)  evaluated  the  effectiveness  of  the  registrant's   disclosure
     controls and procedures as of a date within 90 days prior to the filing date of this annual report ("Evaluation Date"); and
          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers, if any, and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers, if any, and I have indicated in this annual report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003              S/ David Colette
                                 --------------------------------------------
                                 David Colette, President, CEO, SEC. & CFO




                                    Page -17-

SELLERS AND ANDERSEN, L.L.C.
----------------------------
Certified Public Accountants and Business Consultants
Member SEC Practice Section of the AICPA          941 East 3300 South, Suite 202
                                                      Salt Lake City, Utah 84106
                                                          Telephone 801 486-0096
                                                                Fax 801 486-0098


Board of Directors
Turinco, Inc.
Salt Lake City, Utah

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Turinco, Inc. ( development stage company) at December 31, 2002 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2002, and 2001 and the period June 16, 1977 (date of inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Turinco, Inc. at December 31, 2002 and the results of operations, and cash flows for the years ended December 31, 2002, and 2001 and the period June 16, 1977 (date of inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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


March 10, 2003
Salt Lake City, Utah                               s/Sellers and Andersen L.L.C.




                                    Page -18-

                                  TURINCO, INC.
                          ( Development Stage Company)
                                  BALANCE SHEET
                                December 31, 2002

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
                                                                       --------


STOCKHOLDERS' EQUITY

   Common stock
         100,000,000 shares authorized, at $0.001 par value;
         802,000 shares issued and outstanding                              802

   Capital in excess of par value                                        86,644

   Deficit accumulated during the development stage                     (87,446)
                                                                       --------

       Total Stockholders' Equity                                          --
                                                                       --------

                                                                       $   --
                                                                       ========




   The accompanying notes are an integral part of these financial statements.

                                    Page -19-

                                  TURINCO, INC.
                          ( Development Stage Company)
                            STATEMENTS OF OPERATIONS
             For the Years Ended December 31, 2002, and 2001 and the
         Period June 16, 1977 (Date of Inception) to December 31, 2002

--------------------------------------------------------------------------------



                                  Dec 31,        Dec 31,        Jun 16, 1977 to
                                   2002           2001           Dec  31, 2002
                                ---------       ---------       --------------

REVENUES                        $    --         $    --         $         --

EXPENSES                            3,430           2,255               87,446
                                ---------       ---------       --------------

NET LOSS                        $  (3,430)      $  (2,255)      $      (87,446)
                                =========       =========       ==============




NET LOSS PER COMMON
   SHARE

   Basic                        $    --         $    --
                                ---------       ---------


AVERAGE  OUTSTANDING
    SHARES

     Basic                        802,000         802,000
                                ---------       ---------













   The accompanying notes are an integral part of these financial statements.

                                    Page -20-


                                                TURINCO, INC.
                                        ( Development Stage Company)
                                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     Period from June 16, 1977 (Date of Inception) to December 31, 2002

----------------------------------------------------------------------------------------------------------

                                                     Common Stock              Capital in
                                              ----------------------------     Excess of      Accumulated
                                                 Shares          Amount        Par Value        Deficit
                                              ------------    ------------    ------------    ------------
Balance June 16,  1977 (date of inception)            --      $       --      $       --      $       --
Issuance of common stock for services               96,000              96          11,904            --
   at $.125 - December  4, 1981
Issuance of common stock for cash                   64,000              64           7,936            --
   at $.125 - December 12, 1981
Net operating loss for the year ended
    December 31, 1981                                 --              --              --           (12,000)
Issuance of common stock for cash
    at $.0625 - January  10, 1982                  192,000             192          11,808            --
Issuance of common stock for cash
    at $.125  - January 27, 1982                    76,000              76           9,424            --
Issuance of common stock for cash
    at $.125 - February 15, 1982                    40,000              40           4,960            --
Issuance of common stock for cash
    at $.125 - April 10, 1982                       40,000              40           4,960            --
Issuance of common stock for cash
    at $.125  - May 15, 1982                       104,000             104          12,896            --
Net operating loss for year ended
    December 31, 1982                                 --              --              --           (52,500)
Issuance of common stock for cash
    at $.125 - September 11, 1998                   40,000              40           4,960            --
Net operating loss for the year ended
   December 31, 1998                                  --              --              --            (5,000)
Contributions to capital -expenses - 1999             --              --               100            --
Issuance of common stock for expenses
   at $.05 - December 10, 1999                     150,000             150           7,350            --
Net operating loss for the year ended
    December 31, 1999                                 --              --              --            (8,285)
Contributions to capital - expenses                   --             3,261            --
Net operating loss for the year
    ended December 31, 2000                           --              --              --            (3,976)
Contributions to capital - expenses                   --              --             3,655            --
Net operating loss for the year
    ended December 31, 2001                           --              --              --            (2,255)
Contributions to capital - expenses                   --              --             3,430            --
Net operating loss for the year
    ended December 31, 2002                           --              --              --            (3,430)
                                              ------------    ------------    ------------    ------------

Balance December  31, 2002                         802,000    $        802    $     86,644    $    (87,446)
                                              ============    ============    ============    ============

                 The accompanying notes are an integral part of these financial statements.


                                                  Page -21-


                                            TURINCO, INC.
                                     ( Development Stage Company)
                                       STATEMENT OF CASH FLOWS
                       For the Years Ended December 31, 2002, and 2001 and the
                    Period June 16, 1977 (Date of Inception) to December 31, 2002

----------------------------------------------------------------------------------------------------


                                                                                       Jun 16, 1982
                                                                Dec 31,      Dec 31,     to Dec 31,
                                                                 2002         2001         2002
                                                               --------     --------     --------
CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                                    $ (3,430)    $ (2,255)    $(87,446)

       Adjustments to reconcile net loss to
       net cash provided by operating activities

        Changes in accounts payable                                --         (1,400)        --
        Contributions to capital - expenses                       3,430        3,655       10,446
        Common stock for services and expenses                     --           --         19,500

          Net Cash Used in Operations                              --           --        (57,500)
                                                               --------     --------     --------

CASH FLOWS FROM INVESTING
   ACTIVITIES
                                                                   --           --           --
                                                               --------     --------     --------

CASH FLOWS FROM FINANCING
   ACTIVITIES

   Proceeds from issuance of common stock                          --           --         57,500
                                                               --------     --------     --------
   Net Increase (Decrease) in Cash                                 --           --           --

   Cash at Beginning of Period                                     --           --           --
                                                               --------     --------     --------
   Cash at End of Period                                       $   --       $   --       $   --
                                                               ========     ========     ========


NON CASH FLOWS FROM OPERATING ACTIVITIES

     Issuance of  96,000 common shares for services - related parties - 1981    $ 12,000
                                                                                --------
     Issuance of 150,000 common shares for expenses - related parties - 1999       7,500
                                                                                --------
     Contributions to capital - expenses - related parties - 2001 - 2002          10,446
                                                                                --------



             The accompanying notes are an integral part of these financial statements.

                                              Page -22-

                                  TURINCO, INC.
                          ( Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002

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

Income Taxes
------------

On December 31, 2002, the Company had a net operating loss carry forward of $87,446. The income tax benefit of approximately $26,233 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire in 2023.

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



                                    Page -23-

                                  TURINCO, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 2002

--------------------------------------------------------------------------------


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Statement of Cash Flows
-----------------------

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Financial and Concentrations Risk
---------------------------------

The Company does not have any concentration or related financial credit risk.

Revenue Recognition
-------------------

Revenue is recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development
----------------------------------

The company expenses advertising and market development costs as incurred.

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

3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors have acquired 21% of the outstanding common stock of the Company and have made contributions to capital by payment of Company expenses of $10,446.









                                    Page -24-

                                  TURINCO, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 2002

--------------------------------------------------------------------------------


4.  GOING CONCERN

The Company intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company, however there is insufficient working capital for any future planned activity and to service its debt.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional contributions to capital by payment of Company expenses, and additional equity funding which will enable the Company to conduct operations for the coming year.






                                    Page -25-