Form 10QSB
period 2003-03-31
TURINCO INC
filed 2003-05-06
CIK 1113313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March  31, 2003
                               ----------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    -------------

                        Commission File number 000-30695
                                               ---------

                                  TURINCO, INC.
             -------------------------------------------------------
               (Exact name of registrant as specified in charter)

             Nevada                                              87-0618509
-------------------------------                                 --------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

 1981 East Murray Holiday Rd,  Salt Lake City, Utah                 84117
-----------------------------------------------------        -----------------
(Address of principal executive offices)                         (Zip Code)

                                  801-272-9294
                               -------------------
               Registrant's telephone number, including area code

                       ___________________________________
  (Former name, former address, and former fiscal year, if changed since last report.)

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

                  Class                    Outstanding as of March 31, 2003
                ---------                  --------------------------------
           Common  Stock, $0.001                        802,000

                                      INDEX

                                                                        Page
                                                                       Number
PART I.

 ITEM 1.  Financial Statements (unaudited)...............................3

          Balance Sheets.................................................4
             March 31, 2003 and December 31, 2002

          Statements of Operations
             For the three   months ended March  31, 2003 and 2002.......5
             and the period June 16, 1977 to March 31, 2003

          Statements of Cash Flows
              For the three months ended March 31, 2003 and 2002.........6 and the period June 16, 1977  to March 31, 2003
          Notes to Financial Statements..................................7

 ITEM 2.  Plan of Operations............................................10

PART II.  Signatures....................................................10

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Turinco, Inc. ( development stage company) at March 31, 2003 and December 31 2002, and the related statements of operations, and statements cash flows, for the three months ended March 31, 2003 and 2002 and the period June 16, 1977 to March 31, 2003, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2003, are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.

                                  TURINCO, INC.
                          ( Development Stage Company)
                                 BALANCE SHEETS
                      March 31, 2003 and December 31, 2002

--------------------------------------------------------------------------------



                                                             Mar 31,     Dec 31,
                                                              2003        2002
                                                            --------    --------
ASSETS
CURRENT ASSETS

   Cash                                                     $   --      $   --
                                                            --------    --------

   Total Current Assets                                     $   --      $   --
                                                            ========    ========



LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Accounts payable                                         $   --      $   --
                                                            --------    --------

   Total Current Liabilities                                    --          --
                                                            --------    --------


STOCKHOLDERS' EQUITY

   Common stock
   100,000,000 shares authorized, at $0.001 par
    value; 802,000 shares issued and outstanding                 802         802

   Capital in excess of par value                             88,539      86,644

    Deficit accumulated during the development stage         (89,341)    (87,446
                                                            --------    --------

       Total Stockholders' Equity (deficiency)                  --          --
                                                            --------    --------


                                                            $   --      $   --
                                                            ========    ========




              The accompanying notes are an integral part of these
                              financial statements.

                                  TURINCO, INC.
                          ( Development Stage Company)
                            STATEMENTS OF OPERATIONS
           For the Three Months Ended March 31, 2003, and 2002 and the
           Period June 16, 1977 (Date of Inception) to March 31, 2003

-------------------------------------------------------------------------------



                                Mar 31,         Mar 31,        Jun 16, 1977 to
                                 2003            2002          Mar  31, 2003
                               ---------       ---------       --------------

REVENUES                       $    --         $    --         $         --

EXPENSES                           1,895           1,634               89,341
                               ---------       ---------       --------------

NET LOSS                       $  (1,895)      $  (1,634)      $      (89,341)
                               =========       =========       ==============




NET LOSS PER COMMON
   SHARE

   Basic                       $    --         $    --
                               ---------       ---------


AVERAGE OUTSTANDING
    SHARES

     Basic                       802,000         802,000
                               ---------       ---------
















                 The accompanying notes are an integral part of
                          these financial statements.


                                       TURINCO, INC.
                               ( Development Stage Company)
                                 STATEMENTS OF CASH FLOWS
                For the Three Months Ended March 31, 2003, and 2002 and the
                Period June 16, 1977 (Date of Inception) to March 31, 2003

-----------------------------------------------------------------------------------------


                                                                             Jun 16, 1977
                                                       Mar 31,     Mar 31,    to Mar 31,
                                                        2003        2002         2003
                                                      --------    --------    ------------
CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                           $ (1,895)   $ (1,634)   $    (89,341)

       Adjustments to reconcile net loss to
       net cash provided by operating activities

       Contributions to capital - expenses               1,895       1,634          12,341
       Issuance of common stock for services              --          --            19,500


          Net Cash Used in Operations                     --          --           (57,500)
                                                      --------    --------    ------------

CASH FLOWS FROM INVESTING
   ACTIVITIES
                                                          --          --              --
                                                      --------    --------    ------------

CASH FLOWS FROM FINANCING
   ACTIVITIES

       Proceeds from issuance of common stock
                                                          --          --            57,500
                                                      --------    --------    ------------

   Net Increase (Decrease) in Cash                        --          --              --

   Cash at Beginning of Period                            --          --              --
                                                      --------    --------    ------------

   Cash at End of Period                              $   --      $   --      $       --
                                                      ========    ========    ============


NON CASH FLOWS FROM OPERATING ACTIVITIES
     Issuance of  96,000 common shares for services - related parties - 1981   $ 12,000
                                                                              ---------
     Issuance of 150,000 common shares for expenses - related parties - 1999      7,500
                                                                              ---------
     Contributions to capital - expenses - related parties - 2001-2002           12,341
                                                                              ---------


        The accompanying notes are an integral part of these financial statements.

                                            -6-

                                  TURINCO, INC.
                          ( Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2003
--------------------------------------------------------------------------------


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

Income Taxes
------------
On March 31, 2003, the Company had a net operating loss carry forward of $89,341. The tax benefit of approximately $26,802 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire starting in 2003 through 2024.

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

                                  TURINCO, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 March 31, 2003

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

Estimates and Assumptions
-------------------------
Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Recent Accounting Pronouncements
--------------------------------
The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors have acquired 21% of the outstanding common stock of the Company and have made contributions to capital by payment of Company expenses of $12,341.

                                  TURINCO, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 March 31, 2003

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


                           PART 2 - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

99.1 Certification, dated May 2, 2003, required by Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C ss. 1350, as adopted). Attached hereto

--------------------------------------------------------------------------------

                                   SIGNATURES

--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                          Turinco, Inc.
                                          [Registrant]


                                           S/David Colette
                                           -------------------------------------
                                           David Colette- President & Treasurer


May 2, 2003

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

Date: May 2, 2003                            S/ David Colette
                                             -----------------------------------
                                             David Colette, CEO & CFO