Form 10QSB
period 2003-06-30
TURINCO INC
filed 2003-08-08
CIK 1113313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended        June  30, 2003
                               -------------------------

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from             to
                               -----------    ---------

Commission File number                         000-30695
                       ---------------------------------------------------------

                                  TURINCO, INC.
             -------------------------------------------------------
               (Exact name of registrant as specified in charter)

             Nevada                                              87-0618509
-------------------------------                                --------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

 1981 East Murray Holiday Rd,  Salt Lake City, Utah                    84117
-----------------------------------------------------             -------------
(Address of principal executive offices)                            (Zip Code)

                                  801-272-9294
                               -------------------
               Registrant's telephone number, including area code

                                  -----------
  (Former name, former address, and former fiscal year, if changed since last report.)

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

                  Class                Outstanding as of June 30, 2003
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

                                      INDEX

                                                                          Page
                                                                          Number
PART I.

   ITEM 1. Financial Statements (unaudited)...................................3

           Balance Sheets.....................................................4
              June 30, 2003 and December 31, 2002

           Statements of Operations
              For the three and six  months ended June  30, 2003 and 2002.....5 and the period June 16, 1977 to June 30, 2003

           Statements of Cash Flows
               For the six months ended June 30, 2003 and 2002................6 and the period June 16, 1977  to June 30, 2003

           Notes to Financial Statements......................................7

   ITEM 2. Plan of Operations................................................10

PART II.   Signatures........................................................10

                         PART I - FINANCIAL INFORMATION

-------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

-------------------------------------------------------------------------------



The accompanying balance sheets of Turinco, Inc. ( development stage company) a June 30, 2003 and December 31 2002, and the related statements of operations, and statements cash flows, for the three and six months ended June 30, 2003 and 2002 and the period June 16, 1977 to June 30, 2003, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2003, are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.


                                  TURINCO, INC.
                          ( Development Stage Company)
                                 BALANCE SHEETS
                       June 30, 2003 and December 31, 2002

---------------------------------------------------------------------------------



                                                              Jun 30,     Dec 31,
                                                               2003        2002
                                                             --------    --------
ASSETS
CURRENT ASSETS

   Cash                                                      $   --      $   --
                                                             --------    --------

       Total Current Assets                                  $   --      $   --
                                                             ========    ========



LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Accounts payable                                          $   --      $   --
                                                             --------    --------

       Total Current Liabilities                                 --          --
                                                             --------    --------


STOCKHOLDERS' EQUITY

   Common stock
       100,000,000 shares authorized, at $0.001 par value;
       802,000 shares issued and outstanding                      802         802

   Capital in excess of par value                              89,100      86,644

    Deficit accumulated during the development stage          (89,902)    (87,446
                                                             --------    --------

       Total Stockholders' Equity (deficiency)                   --          --
                                                             --------    --------


                                                             $   --      $   --
                                                             ========    ========




              The accompanying notes are an integral part of these
                             financial statements.

                                       -4-


                                       TURINCO, INC.
                               ( Development Stage Company)
                                 STATEMENTS OF OPERATIONS
                For the Three and Six Months Ended June 30, 2003, and 2002
             and the Period June 16, 1977 (Date of Inception) to June 30, 2003

-----------------------------------------------------------------------------------------


                            Three Months              Six Months
                        Jun 30,     Jun 30,       Jun 30,     Jun 30,     Jun 16, 1977 to
                         2003        2002          2003        2002       Jun  30, 2003
                      ---------    ---------    ---------    ---------    --------------
REVENUES              $    --      $    --      $    --      $    --      $         --

EXPENSES                    561          597        2,456        2,231            89,902
                      ---------    ---------    ---------    ---------    --------------

NET LOSS              $    (561)   $    (597)   $  (2,456)   $  (2,231)   $      (89,902)
                      =========    =========    =========    =========    ==============




NET LOSS PER COMMON
   SHARE

   Basic              $    --      $    --      $    --      $    --
                      ---------    ---------    ---------    ---------



AVERAGE OUTSTANDING
    SHARES

     Basic              802,000      802,000      802,000      802,000
                      ---------    ---------    ---------    ---------







                 The accompanying notes are an integral part of
                          these financial statements.

                                       -5-



                                                    TURINCO, INC.
                                             ( Development Stage Company)
                                               STATEMENTS OF CASH FLOWS
                               For the Six Months Ended June 30, 2003, and 2002 and the
                              Period June 16, 1977 (Date of Inception) to June 30, 2003

-------------------------------------------------------------------------------------------------------------------


                                                                                                        Jun 16, 1977
                                                                               Jun 30,     Jun 30,       to Jun 30,
                                                                                 2003        2002           2003
                                                                               --------    --------    --------------

CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                                                    $ (2,456)   $ (2,231)   $      (89,902)


       Adjustments to reconcile net loss to
       net cash provided by operating activities

          Contributions to capital - expenses                                     2,456       2,231            12,902
             Issuance of common stock for services                                 --          --              19,500


          Net Cash Used in Operations                                              --          --             (57,500)
                                                                               --------    --------    --------------

CASH FLOWS FROM INVESTING
   ACTIVITIES
                                                                                  --          --                --
                                                                               --------    --------    --------------

CASH FLOWS FROM FINANCING
   ACTIVITIES

       Proceeds from issuance of common stock
                                                                                   --          --              57,500
                                                                               --------    --------    --------------

   Net Increase (Decrease) in Cash                                                 --          --                --

   Cash at Beginning of Period                                                     --          --                --
                                                                               --------    --------    --------------

   Cash at End of Period                                                       $   --      $   --      $         --
                                                                               ========    ========    ==============


NON CASH FLOWS FROM OPERATING ACTIVITIES

     Issuance of  96,000 common shares for services - related parties - 1981   $ 12,000
                                                                               --------
     Issuance of 150,000 common shares for expenses - related parties - 1999      7,500
                                                                               --------
     Contributions to capital - expenses - related parties - 2001-2002           12,902
                                                                               --------


The accompanying notes are an integral part of these financial statements.

                                                                -6-

                                  TURINCO, INC.
                          ( Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003

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

Income Taxes
------------

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilites and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

On June 30, 2003, the Company had a net operating loss carry forward of $89,902. The tax benefit of approximately $26,970 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire starting in 2003 through 2024.

Financial Instruments
---------------------

The carrying amounts of financial instruments are considered by management to be their estimated fair values.

                                  TURINCO, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  June 30, 2003

--------------------------------------------------------------------------------


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Net Income (Loss) Per Share
---------------------------------------------

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

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

                                  TURINCO, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  June 30, 2003

--------------------------------------------------------------------------------


3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors have acquired 21% of the outstanding common stock of the Company and have made contributions to capital by payment of Company expenses of $12,902.

4.  GOING CONCERN

The Company intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company, however there is insufficient working capital for any future planned activity and to service its debt which raises substantial doubt about its ability to continue as a going concern.

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

PART 2 - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

99.1 Certification, dated August 8, 2003, required by Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C ss. 1350, as adopted). Attached hereto

--------------------------------------------------------------------------------

                                   SIGNATURES

--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                     Turinco, Inc.
                                     [Registrant]


                                     S/ David Colette
                                     ------------------------------------
                                     David Colette- President & Treasurer
August 8, 2003

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

Date: August 8, 2003                                 S David Colette
                                                     ------------------------
                                                     David Colette, CEO & CFO