Form 10QSB
period 2003-09-30
TURINCO INC
filed 2003-11-07
CIK 1113313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 2003
                               ------------------------------

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    --------------------

Commission File number         000-30695
                       -------------------------

                                  TURINCO, INC.
             -------------------------------------------------------
               (Exact name of registrant as specified in charter)

             Nevada                                           87-0618509
-------------------------------                              --------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

1981 East Murray Holiday Rd,  Salt Lake City, Utah                84117
--------------------------------------------------          ------------------
(Address of principal executive offices)                       (Zip Code)

                                  801-272-9294
                               -------------------
               Registrant's telephone number, including area code

                          _____________________________
  (Former name, former address, and former fiscal year, if changed since last report.)

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

                  Class                  Outstanding as of September 30, 2003
                ---------                ------------------------------------
           Common  Stock, $0.001                      802,000



                                              INDEX

                                                                                          Page
                                                                                          Number
PART I.

          ITEM 1.  Financial Statements (unaudited)..........................................3

                   Balance Sheets............................................................4
                      September 30, 2003 and December 31, 2002

                   Statements of Operations
                      For the three and nine  months ended September  30, 2003 and 2002 .....5 and the period June 16, 1977 to September 30, 2003

                   Statements of Cash Flows
                       For the nine months ended September 30, 2003 and 2002.................6 and the period June 16, 1977  to September 30, 2003

                   Notes to Financial Statements.............................................7

          ITEM 2.  Plan of Operations.......................................................10

PART II.           Signatures...............................................................10



                                                        -2-

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Turinco, Inc. ( development stage company) at September 30, 2003 and December 31 2002, and the related statements of operations, and statements cash flows, for the three and nine months ended September 30, 2003 and 2002 and the period June 16, 1977 to September 30, 2003, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2003, are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.

                                  TURINCO, INC.
                          ( Development Stage Company)
                                 BALANCE SHEETS
                    September 30, 2003 and December 31, 2002

--------------------------------------------------------------------------------



                                                            Sep 30,     Dec 31,
                                                             2003        2002
                                                           --------    --------
ASSETS
CURRENT ASSETS

   Cash                                                    $   --      $   --
                                                           --------    --------

       Total Current Assets                                $   --      $   --
                                                           ========    ========



LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Accounts payable                                        $   --      $   --
                                                           --------    --------

       Total Current Liabilities                               --          --
                                                           --------    --------


STOCKHOLDERS' EQUITY

   Common stock
100,000,000 shares authorized, at $0.001 par value;
 802,000 shares issued and outstanding                          802         802

   Capital in excess of par value                            89,661      86,644

    Deficit accumulated during the development stage        (90,463)    (87,446)
                                                           --------    --------

       Total Stockholders' Equity (deficiency)                 --          --
                                                           --------    --------


                                                           $   --      $   --
                                                           ========    ========




   The accompanying notes are an integral part of these financial statements.



                                      TURINCO, INC.
                              ( Development Stage Company)
                                STATEMENTS OF OPERATIONS
            For the Three and Nine Months Ended September 30, 2003, and 2002
         and the Period June 16, 1977 (Date of Inception) to September 30, 2003

---------------------------------------------------------------------------------------


                            Three Months              Nine Months
                        Sep 30,       Sep 30,     Sep 30,      Sep 30,   Jun 16, 1977 to
                         2003          2002        2003         2002     Sep  30, 2003
                       ---------    ---------    ---------    ---------  -------------
REVENUES               $    --      $    --      $    --      $    --      $    --

EXPENSES                     561          638        3,017        2,869       90,463
                       ---------    ---------    ---------    ---------    ---------

NET LOSS               $    (561)   $    (638)   $  (3,017)   $  (2,869)   $ (90,463)
                       =========    =========    =========    =========    =========




NET LOSS PER COMMON
   SHARE

   Basic               $    --      $    --      $    --      $    --
                       ---------    ---------    ---------    ---------



AVERAGE  OUTSTANDING
    SHARES

     Basic               802,000      802,000      802,000      802,000
                       ---------    ---------    ---------    ---------










       The accompanying notes are an integral part of these financial statements.

                                           -5-



                                                   TURINCO, INC.
                                           ( Development Stage Company)
                                             STATEMENTS OF CASH FLOWS
                          For the Nine Months Ended September 30, 2003, and 2002 and the
                          Period June 16, 1977 (Date of Inception) to September 30, 2003

-----------------------------------------------------------------------------------------------------------------


                                                                                                     Jun 16, 1977
                                                                                Sep 30,     Sep 30,    to Sep 30,
                                                                                 2003        2002        2003
                                                                               --------    --------    --------
CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                                                    $ (3,017)   $ (2,869)   $(90,463)


       Adjustments to reconcile net loss to
       net cash provided by operating activities

             Contributions to capital - expenses                                  3,017       2,869      13,463
             Issuance of common stock for services                                 --          --        19,500


          Net Cash Used in Operations                                              --          --       (57,500)
                                                                               --------    --------    --------

CASH FLOWS FROM INVESTING
   ACTIVITIES
                                                                                  --          --          --
                                                                               --------    --------    --------

CASH FLOWS FROM FINANCING
   ACTIVITIES

       Proceeds from issuance of common stock
                                                                                   --          --        57,500
                                                                               --------    --------    --------

   Net Increase (Decrease) in Cash                                                 --          --          --

   Cash at Beginning of Period                                                     --          --          --
                                                                               --------    --------    --------

   Cash at End of Period                                                       $   --      $   --      $   --
                                                                               ========    ========    ========


NON CASH FLOWS FROM OPERATING ACTIVITIES
     Issuance of  96,000 common shares for services - related parties - 1981   $ 12,000
                                                                               --------
     Issuance of 150,000 common shares for expenses - related parties - 1999      7,500
                                                                               --------
     Contributions to capital - expenses - related parties - 2001-2003           13,463
                                                                               --------


The accompanying notes are an integral part of these financial statements.

                                                        -6-

                                  TURINCO, INC.
                          ( Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003

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

On September 30, 2003, the Company had a net operating loss carry forward of $90,463. The tax benefit of approximately $27,139 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire starting in 2003 through 2024.

Financial Instruments
---------------------

The carrying amounts of financial instruments are considered by management to be their estimated fair values.

                                  TURINCO, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                               September 30, 2003

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

                                  TURINCO, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                               September 30, 2003

--------------------------------------------------------------------------------


3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Present and former Officers-directors have acquired 21% of the outstanding common stock of the Company and have made contributions to capital by payment of Company expenses of $13,463.

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

PART 2 - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

99.1 Certification, dated November 7, 2003, required by Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C ss. 1350, as adopted). Attached hereto

--------------------------------------------------------------------------------

                                   SIGNATURES

--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                        Turinco, Inc.
                                        [Registrant]


                                        S/ Penney L.. Smith
                                        ---------------------------------------
                                        Penney L. Smith- President & Treasurer
November 7, 2003

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

Date: November 7, 2003                           S/ Penney L. Smith
                                                 -------------------------------
                                                 Penney L. Smith, CEO & CFO