Form 10KSB
period 2003-12-31
TURINCO INC
filed 2004-03-29
CIK 1113313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 2003
                                             -----------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


Commission File number   000-30695
                       -------------

                                  TURINCO, INC.
                                 ---------------
               (Exact name of registrant as specified in charter)

                Nevada                                         87-0618509
--------------------------------------------          -------------------------
State or other jurisdiction of incorporation          (I.R.S. Employer I.D. No.)
           or organization

           1981 East Murray Holiday Road , Salt Lake City, Utah 84117
           -----------------------------------------------------------
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

At December 31, 2003, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                                 Not applicable

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of December 31, 2003, the registrant had 837,000 shares of common stock issued and outstanding.

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

                                    Page -2-

                                TABLE OF CONTENTS

-------------------------------------------------------------------------------


PART I
------
                                                                            Page
                                                                            ----

ITEM 1.     DESCRIPTION OF BUSINESS                                           4

ITEM 2.     DESCRIPTION OF PROPERTIES                                         8

ITEM 3.     LEGAL PROCEEDINGS                                                 8

ITEM 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                 8

PART II
-------

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS          8

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION         10

ITEM 7.     FINANCIAL STATEMENTS                                              10

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE                                          10

ITEM 8A.    CONTROLS AND PROCEDURES                                           11

PART III
--------

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT                11

ITEM 10.    EXECUTIVE COMPENSATION                                            13

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT                                                    14

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    15

PART IV
-------

ITEM 13.    EXHIBITS                                                          15

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES                            16

                                    Page -3-

--------------------------------------------------------------------------------
                         ITEM 1. DESCRIPTION OF BUSINESS
--------------------------------------------------------------------------------


History and Organization

General

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

This report has been prepared showing after stock split shares with a par value of $0.001 from inception.


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

     The Company is not currently engaging in any substantive business activity and has no plans to engage in any such activity in the foreseeable future. In its present form, the Company may be deemed to be a vehicle to acquire or merge with a business or company. The Company does not intend to restrict its search to any particular business or industry, and the areas in which it will seek out acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. The Company recognizes that the number of suitable potential business ventures that may be available to it may be extremely limited, and may be restricted to entities who desire to avoid what these entities may deem to be the adverse factors related to an initial public offering ("IPO"). The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations. Any of these types of entities, regardless of their prospects, would require the Company to issue a substantial

                                    Page -4-
number of shares of its common stock to complete any such acquisition, reorganization or merger, usually amounting to between 80 and 95 percent of the outstanding shares of the Company following the completion of any such transaction; accordingly, investments in any such private entity, if available, would be much more favorable than any investment in the Company.

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

                                    Page -5-

     In addition, the possibility exists that the Company may acquire or merge with a business or company in which the Company's executive officers, directors, beneficial owners or their affiliates may have an ownership interest. Current Company policy does not prohibit such transactions. Because no such transaction is currently contemplated, it is impossible to estimate the potential pecuniary benefits to these persons.

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

     The Company in the past has had and continues to have discussions with various possible merger or acquisition candidates. However, no definitive agreement has been entered into between the Company and any such candidate. Even in the event that such an agreement is entered into between the Company and such a candidate in the future, it would be subject to many contingencies, any one of which might fail to be satisfied. In that case any such acquisition or merger would fail to be consumated.

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

Status of any Publicly Announced New Product or Service.

     None; not applicable.

Competitive Business Conditions.

     Management believes that there are literally thousands of "blank check" companies engaged in endeavors similar to those engaged in by the Company; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets. There is no reasonable way to predict the competitive position of the Company or any other entity in the

                                    Page -6-
strata of these endeavors; however, the Company, having limited assets and cash reserves, will no doubt be at a competitive disadvantage in competing with entities which have recently completed IPO's, have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by the Company for the past several years.

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


                                    Page -7-

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


The Company's does not  own any property


--------------------------------------------------------------------------------
                            ITEM 3. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------


None.


--------------------------------------------------------------------------------
          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
--------------------------------------------------------------------------------


No matters were submitted to a vote of shareholders of the Company during the fiscal year ended December 31, 2003.

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

The ability of an individual shareholder to trade their shares in a particular state may be subject to various

                                    Page -8-
rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, the Company has no plans to register its securities in any particular state. Further, most likely the Company's shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

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

Holders

     The number of record holders of the Company's common stock as of the date of this report is approximately 33. The Company's transfer agent is Interwest Transfer Company, Inc., 1981 East Murray- Holiday Rd., Salt Lake City, Utah 84117

Dividends

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

Sales of "Unregistered" and "Restricted" Securities Over The Past Three Years.

In December 2003, The Company sold 35,000 shares to Penney Smith in order to fund expenses of the Company. This transaction is deemed exempt pursuant to
Section 4(2) of the Act.



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

Liquidity and Capital Resources

     As of December 31, 2003, the Company had minimal assets to pay its liabilities. In the past the Company has paid its expenses by selling shares of its common stock to its officers and directors and by officers' and shareholders' contributions to capital. The Company anticipates that it will continue to pay its expenses by such sale of stock or contributions from its officers or shareholders.

Results of Operations

     The Company is a development stage company and has had no operations during the fiscal year ended December 31, 2003.


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


--------------------------------------------------------------------------------
            ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------


     The Company's independent auditor for the years ended December 31, 2001 and 2002 was Sellers and Andersen, LLC. On or about March 2, 2004, the Company terminated the engagement of Sellers and Andersen, LLC as its independent auditor. The Board of Directors approved the accounting firm of Madsen & Associates, CPA's, P.C. to serve as independent auditor of the Company for the year ended December 31, 2003 and any interim periods. The Company has been advised that neither Madsen & Associates CPA's, P.C. nor any of their members or associates has any relationship with the Company or any of its affiliates, except in the firm's proposed capacity as the Company's independent auditor.

     During the fiscal years ended December 31, 2001 and 2002, and any subsequent interim periods, the financial statements of the Company did not contain any adverse opinion or disclaimer of opinion from the Company's former independent auditor, and were not modified as to uncertainty, audit scope, or accounting

                                    Page -10-
principles, except the reports issued by Sellers and Andersen, LLC contained a statement expressing doubt about the ability of the Company to continue as a going concern due to its status as a development stage company with no significant operating results. During the year ended December 31, 2002, and from that date to the present, there were no disagreements with the former independent auditor on any matter of accounting principles, financial statement disclosure, or auditing scope or procedure which, if not resolved to the former independent auditor's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its audit report.


--------------------------------------------------------------------------------
                        ITEM 8A. CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------


     Based on an evaluation as of the date of the end of the period covered by this Form 10-KSB, our Chief Executive Office/ Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer/ Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

Changes in Internal Controls

     There were no significant changes in our internal controls over financial reporting that occurred during the quarter and year ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

     We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

                                    PART III

--------------------------------------------------------------------------------
        ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------


General

The following table sets forth certain information regarding the current directors and executive officers of the Company:

Name               Age                     Title                     Held Since

Penney L. Smith    26              President, Sec/ Treas and         10/10/03
                                   Sole Director

                                    Page -11-

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

     The Company has no audit committee financial expert, as defined under
Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

     The Company has adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller which is attached hereto as Exhibit 99.1.

     The business experience of each of the persons listed above during the past five years is as follows:

Penney L. Smith: President, Sec/Treas, and Sole Director

Ms. Smith has been, since October 2001, employed by Discover Financial Of Salt Lake City, Utah as a Senior Account Manager. Her duties include developing repayment plans with delinquent accounts, investigating reasons for non-payment, and recommending further action on non-responding delinquent accounts . In June, 1998 Ms. Smith received a Certificate of Completion in business and Barbering/Cosmetology from salt Lake Community College. After receiving that certificate she was employed in the hair styling industry and later in collections and customer service areas with several employers, including her current employer.

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

                                    Page -12-

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

Since the Company REGISTERED ITS SHARES UNDER Section 12 g of the Securities and Exchange Act of 1934, the Company knows of no person, who at any time during the subsequent fiscal years, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the registrant registered pursuant to Section 12 ("Reporting Person"), that failed to file on a timely basis any reports required to be furnished pursuant to Section 16 (a). Based upon a review of Forms 3 and 4 furnished to the registrant under Rule 16a-3(d) during its most recent fiscal year, other than disclosed below, the registrant knows of no Reporting Person that failed to file the required reports during the most recent fiscal year or prior years.

The following table sets forth as of December 31, 2003, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year or prior years.

     Name                Position                        Reports  Filed

     NONE


--------------------------------------------------------------------------------
                         ITEM 10. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------


Cash Compensation

There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended December 31, 2003, 2002, and 2001.

Bonuses and Deferred Compensation

None.

Compensation Pursuant to Plans

None.

Pension Table

                                    Page -13-

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

--------------------------------------------------------------------------------
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------


The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of December 31, 2003, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common Stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group:

                                              Amount
Name and Address                          of Beneficial
of Beneficial Owner                          Ownership          Percent of Class

Penney L. Smith(Pres/Sec/
Treas/Dir)                                     35,000                4.4%
1407 West 8780 South
West Jordan, Utah 84088

David Colette (Officer/Dir)                   170,000               20.3%
2572 E.  Bengal Blvd
Salt Lake City, Utah

Darwin Long *                                  40,000                4.7%
7805 Dolphin Circle
Salt Lake City, Utah 84121

Jackie Long *                                  16,000                1.9%
7805 Dolphin Circle
Salt Lake City, Utah 84121


Bonnie Ludwig *                                32,000                3.8%
760 Rahas Rd. #10
Elko, Nv. 89801

Leland Ludwig *                                32,000                3.8%
760 Rahas Rd. # 10
Elko, NV 89801



                                    Page -14-

Allen Moore *                                  24,000                2.9%
3400 Monte Vista Dr.
Caser, WY 82601

Marguerite Moore *                             24,000                2.9%
3400 Monte Vista Dr.
Casper, WY 82601

Gary Lee                                       48,000                5.7%
4700 South 900 East
Salt Lake City, Ut 84117

All officers and
directors as a group                           35,000                4.4%

* Husband and Wife

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


--------------------------------------------------------------------------------
                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------


(a) (1) Financial Statements. The following financial statements are included in this report:



                                   Page -15-

Title of Document                                                           Page
-----------------                                                           ----

Report of Madsen & Associates CPA's, Inc., Certified Public Accountants      18

Balance Sheet as of December 31, 2003                                        19

Statements of Operations for years ended December 31, 2003,  and 2002 and
      the period June 17, 1977 to December 31, 2003                          20

Statements of Changes in Stockholders' Equity for the period June 17, 1977
    to December 31, 2003                                                     21

Statements of Cash Flows for the years ended December 31, 2003, and 2002
    and the period June 17, 1977 to December 31, 2003                        22

Notes to Financial Statements                                                23

(a)(2) Financial Statement Schedules. The following financial statement schedules are included as part of this report:

None.

(a)(3) Exhibits. The following exhibits are included as part of this report by reference:

Exhibit 31.1      Rule 13a-14(a)/15d-14(a) Certification.
Exhibit 32.1 Certification by the Chief Executive Officer/Acting Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.*
Exhibit 99.1      Code of Ethics

(b)  Reports on Form 8-K.

There were no reports filed on Form 8-K during the period covered by this report.

* The Exhibit attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.


--------------------------------------------------------------------------------
                 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
--------------------------------------------------------------------------------



Audit Fee
---------

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of Turinco's annual financial statement and review of financial statements included in Turinco's 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $2,910.00 for fiscal year ended 2002 and $2,690.00 for fiscal year ended 2003.

Audit-Related Fees
------------------

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Turinco's financial statements that are not reported above were $ -0- for fiscal years ended 2002 and 2003.

Tax Fees
--------


                                    Page -16-

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advise, and tax planning were $150.00 for fiscal year ended 2002 and $150.00 for fiscal year ended 2003.

All Other Fees
--------------

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $ -0- for fiscal years ended 2002 and 2003.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre- approval policies and procedures.



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

                                                     TURINCO, INC.
                                                     (Registrant)

                                                     By: S/ Penney L. Smith
                                                         -----------------------
                                                         Penney L. Smith
                                                         President and Director

Dated: 26th of March, 2004.




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities indicated on the 26thday of January, 2004.


S/ Penney L. Smith
---------------------------------------
Penney L. Smith
Sole Director, President, and Treasurer









                                    Page -17-

MADSEN & ASSOCIATES, CPA's INC.
-------------------------------                             684 East Vine St, #3
Certified Public Accountants and Business Consultants         Murray, Utah 84107
                                                          Telephone 801-268-2632
                                                                Fax 801-262-3978




Board of Directors
Turinco, Inc.
Salt Lake City, Utah

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Turinco, Inc. ( development stage company) at December 31, 2003 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2003, and 2002 and the period June 16, 1977 (date of inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Turinco, Inc. at December 31, 2003 and the results of operations, and cash flows for the years ended December 31, 2003, and 2002 and the period June 16, 1977 (date of inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have the necessary working capital to service its debt and pursue its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


March 23, 2004
Salt Lake City, Utah                          s/Madsen & Associates, CPA's Inc.

                                  TURINCO, INC.
                          ( Development Stage Company)
                                  BALANCE SHEET
                                December 31, 2003

--------------------------------------------------------------------------------



ASSETS
CURRENT ASSETS

   Cash                                                                $  1,467
                                                                       --------

       Total Current Assets                                            $  1,467
                                                                       ========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Accounts payable                                                    $   --
                                                                       --------

       Total Current Liabilities                                           --
                                                                       --------


STOCKHOLDERS' EQUITY

   Common stock
        100,000,000 shares authorized, at $0.001 par value;
         837,000 shares issued and outstanding                              837

   Capital in excess of par value                                        91,726

   Deficit accumulated during the development stage                     (91,096)
                                                                       --------

       Total Stockholders' Equity                                      $  1,467
                                                                       ========



   The accompanying notes are an integral part of these financial statements.

                                  TURINCO, INC.
                          ( Development Stage Company)
                            STATEMENTS OF OPERATIONS
             For the Years Ended December 31, 2003, and 2002 and the
          Period June 16, 1977 (Date of Inception) to December 31, 2003

------------------------------------------------------------------------------



                                        Dec 31,     Dec 31,     Jun 16, 1977 to
                                         2003        2002        Dec  31, 2003
                                      ---------    ---------    ---------------

REVENUES                              $    --      $    --      $          --

EXPENSES

    Administrative                        3,650        3,430             91,096
                                      ---------    ---------    ---------------

NET LOSS                              $  (3,650)   $  (3,430)   $       (91,096)
                                      =========    =========    ===============




NET LOSS PER COMMON
   SHARE

   Basic                              $    --      $    --
                                      ---------    ---------



AVERAGE  OUTSTANDING
    SHARES

     Basic                              804,918      802,000
                                      ---------    ---------





   The accompanying notes are an integral part of these financial statements.


                                                TURINCO, INC.
                                        ( Development Stage Company)
                                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                Period from June 16, 1977 (Date of Inception)
                                            to December 31, 2003

-----------------------------------------------------------------------------------------------------------


                                                                                                 Capital in
                                                       Common Stock              Excess of      Accumulated
                                                   Shares         Amount         Par Value         Deficit
                                                   ------         ------         ---------         -------
Balance June 16,  1977 (date of inception)            --          $   --          $   --          $   --
Issuance of common stock for services               96,000              96          11,904            --
   at $.125 - December  4, 1981
Issuance of common stock for cash                   64,000              64           7,936            --
   at $.125 - December 12, 1981
Net operating loss for the year ended
    December 31, 1981                                 --              --              --           (12,000)
Issuance of common stock for cash
    at $.0625 - January  10, 1982                  192,000             192          11,808            --
Issuance of common stock for cash
    at $.125  - January 27, 1982                    76,000              76           9,424            --
Issuance of common stock for cash
    at $.125 - February 15, 1982                    40,000              40           4,960            --
Issuance of common stock for cash
    at $.125 - April 10, 1982                       40,000              40           4,960            --
Issuance of common stock for cash
    at $.125  - May 15, 1982                       104,000             104          12,896            --
Net operating loss for year ended
    December 31, 1982                                 --              --              --           (52,500)
Issuance of common stock for cash
    at $.125 - September 11, 1998                   40,000              40           4,960            --
Net operating loss for the year ended
   December 31, 1998                                  --              --              --            (5,000)
Contributions to capital -expenses - 1999             --              --               100            --
Issuance of common stock for expenses
   at $.05 - December 10, 1999                     150,000             150           7,350            --
Net operating loss for the year ended
    December 31, 1999                                 --              --              --            (8,285)
Contributions to capital - expenses                   --             3,261            --
Net operating loss for the year
    ended December 31, 2000                           --              --              --            (3,976)
Contributions to capital - expenses                   --              --             3,655            --
Net operating loss for the year
    ended December 31, 2001                           --              --              --            (2,255)
Contributions to capital - expenses                   --              --             3,430            --
Net operating loss for the year
    ended December 31, 2002                           --              --              --            (3,430)
                                                   ------         ------         ---------         -------



Balance December  31, 2002                         802,000             802          86,644         (87,446)





                                             TURINCO, INC.
                                     ( Development Stage Company)
                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - continued
                             Period from June 16, 1977 (Date of Inception)
                                         to December 31, 2003

-----------------------------------------------------------------------------------------------------

                                                                                            Capital in
                                                  Common Stock              Excess of      Accumulated
                                              Shares         Amount         Par Value         Deficit
                                              ------         ------         ---------         -------
Issuance of common stock for cash
  at $.06 - December 2003                      35,000              35           2,065            --
Contributions to capital - expenses              --              --             3,017            --
Net operating loss for the year ended
   December 31, 2003                             --              --              --            (3,650)


Balance December 31, 2003                     837,000        $    837        $ 91,726        $(91,096)
                                             ========        ========        ========        ========










              The accompanying notes are an integral part of these financial statements.



                                       TURINCO, INC.
                                ( Development Stage Company)
                                  STATEMENT OF CASH FLOWS
                  For the Years Ended December 31, 2003, and 2002 and the
               Period June 16, 1977 (Date of Inception) to December 31, 2003

------------------------------------------------------------------------------------------


                                                                              Jun 16, 1982
                                                        Dec 31,     Dec 31,    to Dec 31,
                                                         2003        2002        2003
                                                       --------    --------    --------
CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                            $ (3,650)   $ (3,430)   $(91,096)

       Adjustments to reconcile net loss to
       net cash provided by operating activities

        Changes in accounts payable                        --          --          --
        Contributions to capital - expenses               3,017       3,430      13,463
        Common stock for services and expenses             --          --        19,500

          Net Cash Used in Operations                      (633)       --       (58,133)
                                                       --------    --------    --------

CASH FLOWS FROM INVESTING
   ACTIVITIES
                                                           --          --          --
                                                       --------    --------    --------

CASH FLOWS FROM FINANCING
   ACTIVITIES

       Proceeds from issuance of common stock             2,100        --        59,600
                                                       --------    --------    --------
   Net Increase (Decrease) in Cash                        1,467        --         1,467

   Cash at Beginning of Period                             --          --          --
                                                       --------    --------    --------

   Cash at End of Period                               $  1,467    $   --      $  1,467
                                                       ========    ========    ========


NON CASH FLOWS FROM OPERATING ACTIVITIES

     Issuance of  96,000 common shares for services - related parties - 1981     $ 12,000
                                                                                 --------
     Issuance of 150,000 common shares for expenses - related parties - 1999        7,500
                                                                                 --------
     Contributions to capital - expenses - related parties - 2001 - 2003           13,463
                                                                                 --------


         The accompanying notes are an integral part of these financial statements.



                                  TURINCO, INC.
                          ( Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003

-------------------------------------------------------------------------------


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

Income Taxes
------------

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

On December 31, 2003, the Company had a net operating loss carry forward of $91,096. The income tax benefit of approximately $27,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire in 2024.

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

                                  TURINCO, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 2003

--------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Revenue Recognition
-------------------

Revenue will be recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development
----------------------------------

The company will expense advertising and market development costs as incurred.

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

                                  TURINCO, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 2003

--------------------------------------------------------------------------------


3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors have acquired 24% of the outstanding common stock of the Company and have made contributions to capital by payment of Company expenses of $13,463.

4.  GOING CONCERN

The Company intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company, however there is insufficient working capital for any future planned activity and to service its debt, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional contributions to capital by payment of Company expenses, and additional equity funding which will enable the Company to conduct operations for the coming year.