Form 10KSB/A
period 2003-12-31
TURINCO INC
filed 2004-04-08
CIK 1113313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                AMENDMENT # 1 TO
                                   FORM 10-KSB

(x )     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

         For the fiscal year ended     December 31, 2003
                                   ---------------------------

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


         Commission File number   000-30695
                                ------------

                                  TURINCO, INC.
                                 ---------------
               (Exact name of registrant as specified in charter)

                 Nevada                                       87-0618509
--------------------------------------------      ------------------------------
State or other jurisdiction of incorporation         (I.R.S. Employer I.D. No.)
or organization

 1981 East  Murray  Holiday  Road,  Salt Lake City, Utah             84117
--------------------------------------------------------      ------------------
(Address of principal executive offices)                           (Zip Code)

Issuer's telephone number, including area code          801-272-9294
                                               ---------------------------------

Securities registered pursuant to section 12 (b) of the Act:

Title of each class                  Name of each exchange on which registered
       None                                              None
--------------------               --------------------------------------------

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

Item 13. Exhibits and Reports on Form 8-K.

Exhibits. The following exhibits are included as part of this report by reference:

Exhibit 31.1      Rule 13a-14(a)/15d-14(a) Certification

Reports on Form 8-K

On March 8, 2004 The Company filed a Form 8-K Item 4. Changes in Registrant's Certifying Accountant. In this 8-K The Company indicated that it had terminated the services of Sellers and Andersen LLC and had engaged the services of Madsen & Associates, CPA's Inc.



--------------------------------------------------------------------------------
                                   SIGNATURES
-------------------------------------------------------------------------- -----


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                TURINCO, INC.
                                                (Registrant)

                                                By: /s/ Penney L. Smith
                                                    ----------------------------
                                                    Penney L. Smith
                                                    President and Director

Dated: 8th of April, 2004.




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities indicated on the 8thday of April, 2004.


                                                   /s/ Penney L. Smith
                                                   -----------------------------
                                                   Penney L. Smith
                                                   Sole Director, President, and
                                                   Treasurer