Form 10QSB
period 2004-03-31
TURINCO INC
filed 2004-05-04
CIK 1113313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 2004
                               ----------------------------

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    -------------

Commission File number      000-30695
                       -------------------

                                  TURINCO, INC.
                       -----------------------------------
               (Exact name of registrant as specified in charter)

             Nevada                                        87-0618509
-------------------------------                          --------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

 1981 East Murray Holiday Rd,  Salt Lake City, Utah           84117
---------------------------------------------------      -------------------
(Address of principal executive offices)                   (Zip Code)

                                  801-272-9294
                                  ------------
               Registrant's telephone number, including area code


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

                  Class                Outstanding as of March 31, 2004
                ---------              --------------------------------
           Common  Stock, $0.001                   837,000

                                      INDEX

                                                                           Page
                                                                          Number
PART I.

       ITEM 1.   Financial Statements (unaudited)............................3

                 Balance Sheets..............................................4
                    March 31, 2004 and December 31, 2003

                 Statements of Operations
                    For the three months ended March 31, 2004 and 2003.......5 and the period June 16, 1977 to March 31, 2004

                 Statements of Cash Flows
                     For the three months ended March 31, 2004 and 2003......6
                     and the period June 16, 1977  to March 31, 2004

                 Notes to Financial Statements...............................7

       ITEM 2.   Plan of Operations.........................................10

       ITEM 3.   Controls & Procedures......................................10

PART II.

       ITEM 6.   Exhibits and Report on Form 8K.............................11

                 Signatures.................................................11

                         PART I - FINANCIAL INFORMATION



                          ITEM 1. FINANCIAL STATEMENTS




The accompanying balance sheets of Turinco, Inc. ( development stage company) at March 31, 2004 and December 31, 2003, and the related statements of operations, and statements cash flows, for the three months ended March 31, 2004 and 2003 and the period June 16, 1977 to March 31, 2004, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2004, are not necessarily indicative of the results that can be expected for the year ending December 31, 2004.

                                  TURINCO, INC.
                          ( Development Stage Company)
                                 BALANCE SHEETS
                      March 31, 2004 and December 31, 2003



                                                            Mar 31,    Dec 31,
                                                             2004       2003
                                                           --------    --------
ASSETS
CURRENT ASSETS

   Cash                                                    $  1,065    $  1,467
                                                           --------    --------

       Total Current Assets                                $  1,065    $  1,467
                                                           --------    ========



LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Accounts payable                                        $  2,072    $   --
                                                           --------    --------

       Total Current Liabilities                              2,072        --
                                                           --------    --------

STOCKHOLDERS' EQUITY

   Common stock
   100,000,000 shares authorized, at $0.001 par
    value; 802,000 shares issued and outstanding                837         837

   Capital in excess of par value                            91,727      91,727

    Deficit accumulated during the development stage        (93,571)    (91,097)
                                                           --------    --------

       Total Stockholders' Equity (deficiency)               (1,007)      1,467
                                                           --------    --------


                                                           $  1,065    $  1,467
                                                           ========    ========




The accompanying notes are an integral part of these financial statements.

                                  TURINCO, INC.
                          ( Development Stage Company)
                            STATEMENTS OF OPERATIONS
                        For the Three Months Ended March
                 31, 2004, and 2003 and the Period June 16, 1977
                      (Date of Inception) to March 31, 2004




                           Mar 31,         Mar 31,        Jun 16, 1977 to
                            2004            2003           Mar  31, 2004
                          ---------       ---------       ---------------

REVENUES                  $    --         $    --         $          --

EXPENSES                      2,474           1,895                93,571
                          ---------       ---------       ---------------
NET LOSS                  $  (2,474)      $  (1,895)      $       (93,571)
                          =========       =========       ===============



NET LOSS PER COMMON
   SHARE

   Basic                  $    --         $    --
                          ---------       ---------



AVERAGE  OUTSTANDING
    SHARES

     Basic                  837,000         837,000
                          ---------       ---------









   The accompanying notes are an integral part of these financial statements.


                                      TURINCO, INC.
                               ( Development Stage Company)
                                 STATEMENTS OF CASH FLOWS
                           For the Three Months Ended March 31,
                       2004, and 2003 and the Period June 16, 1977
                          (Date of Inception) to March 31, 2004


                                                                              Jun 16, 1977
                                                         Mar 31,     Mar 31,    to Mar 31
                                                          2004        2003        2004
                                                        --------    --------    --------
CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                             $ (2,474)   $ (1,895)   $(93,571)

       Adjustments to reconcile net loss to
       net cash provided by operating activities

          Contributions to capital - expenses               --         1,895      13,464
             Issuance of common stock for services          --          --        19,500
          Change in Accounts Payable                       2,072        --         2,072
                                                        --------    --------    --------

          Net Cash Used in Operations                      (402)       --       (58,535)
                                                        --------    --------    --------

CASH FLOWS FROM INVESTING
   ACTIVITIES
                                                            --          --          --
                                                        --------    --------    --------


CASH FLOWS FROM FINANCING
   ACTIVITIES

       Proceeds from issuance of common stock
                                                            --          --          --
                                                        --------    --------    --------
                                                                                  59,600

   Net Increase (Decrease) in Cash                          (402)       --         1,065

   Cash at Beginning of Period                             1,467        --          --
                                                        --------    --------    --------

   Cash at End of Period                                $  1,065    $   --      $  1,065
                                                        ========    ========    ========



NON CASH FLOWS FROM OPERATING ACTIVITIES

     Issuance of  96,000 common shares for services - related parties - 1981   $ 12,000
                                                                               --------
     Issuance of 150,000 common shares for expenses - related parties - 1999      7,500
                                                                               --------
     Contributions to capital - expenses - related parties - 2001-2003           13,464
                                                                               --------

        The accompanying notes are an integral part of these financial statements.

                                           -6-

                                  TURINCO, INC.
                          ( Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2004

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

Income Taxes
------------

On March 31, 2004, the Company had a net operating loss carry forward of $93,571. The tax benefit of approximately $28,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire starting in 2004 through 2024.

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

                                  TURINCO, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 March 31, 2004



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

3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors have acquired 21% of the outstanding common stock of the Company and have made contributions to capital by payment of Company expenses of $13,464.

                                  TURINCO, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 March 31, 2004



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



                        ITEM 3. CONTROLS AND PROCEDURES



Based on an evaluation as of the date of the end of the period covered by this Form 10-QSB, our Chief Executive Office/ Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer/ Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

Changes in Internal Controls

         There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                           PART 2 - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit 31.1    Rule 13a-14(a)/15d-14(a) Certification.
         Exhibit 32.1 Certification by the Chief Executive Officer/Acting Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.*

     (b) Reports on Form 8-K.

         On March 8, 2004 The Company filed a Form 8-K Item 4. Changes in Registrant's Certifying Accountant. In this 8-K The Company indicated that it had terminated the services of Sellers and Andersen LLC and had engaged the services of Madsen & Associates, CPA=s Inc.


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


                                         Turinco, Inc.
                                         [Registrant]


                                          S/ Penney L. Smith
                                          --------------------------------------
                                          Penney L. Smith- President & Treasurer
         May 3, 2004