Form 10QSB
period 2004-06-30
TURINCO INC
filed 2004-07-23
CIK 1113313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June  30, 2004
                               ----------------------------------

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------
Commission File number               000-30695
                       ----------------------------------

                                  TURINCO, INC.
             -------------------------------------------------------
               (Exact name of registrant as specified in charter)

             Nevada                                         87-0618509
-------------------------------                         ------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

 1981 East Murray Holiday Rd,  Salt Lake City, Utah                84117
-----------------------------------------------------      ---------------------
(Address of principal executive offices)                   (Zip Code)

                                  801-272-9294
                               -------------------
               Registrant's telephone number, including area code


          ____________________________________________________________
(Former name, former address, and former fiscal year, if changed since last report.)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x ] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

                  Class                  Outstanding as of June 30, 2004
                ---------              ----------------------------------
          Common Stock, $0.001                       917,000

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I.

    ITEM 1. Financial Statements (unaudited)................................3

            Balance Sheets..................................................4
              June 30, 2004 and December 31, 2003

            Statements of Operations
              For the six months ended June 30, 2004,.......................5 and 2003 and the period June 16, 1977 to June 30, 2004

            Statement of Changes in Stockholders' Equity
              June 16, 1977 to June 30, 2004................................6

            Statements of Cash Flows
              For the six months ended June 30, 2004 and 2003
              and the period June 16, 1977  to June 30, 2004................8

            Notes to Financial Statements...................................9

   ITEM 2.  Plan of Operations.............................................12

   ITEM 3.  Controls & Procedures..........................................12

PART II.

   ITEM 6.  Exhibits and Report on Form 8K.................................13

            Signatures.....................................................13

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Turinco, Inc. ( development stage company) at June 30, 2004 and December 31 2003, and the related statements of operations, and statements cash flows, for the three and six months ended June 30, 2004 and 2003 and the period June 16, 1977 to June 30, 2004, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2004, are not necessarily indicative of the results that can be expected for the year ending December 31, 2004.

                                  TURINCO, INC.
                          ( Development Stage Company)
                                 BALANCE SHEETS
                       June 30, 2004 and December 31, 2003

--------------------------------------------------------------------------------



                                                            Jun 30,      Dec 31,
                                                              2004        2003
                                                           ---------     -------
ASSETS
CURRENT ASSETS

 Cash                                                      $   834       $ 1,467
 Advance deposit                                             1,750            -
                                                            ------        ------

   Total Current Assets                                    $ 2,584       $ 1,467
                                                            ======        ======



LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Accounts payable                                          $ 154      $     -
                                                             -----        ------

       Total Current Liabilities                               154            -
                                                             -----        ------


STOCKHOLDERS' EQUITY

   Common stock
        100,000,000 shares authorized, at $0.001 par
        value; 917,000 shares issued and outstanding           917           837

   Capital in excess of par value                           95,647        91,727

    Deficit accumulated during the development stage       (94,134)     (91,097)
                                                           --------     --------

       Total Stockholders' Equity                            2,430         1,467
                                                           --------     --------


                                                           $ 2,584       $ 1,467
                                                            =======       ======




   The accompanying notes are an integral part of these financial statements.

                                  TURINCO, INC.
                          ( Development Stage Company)
                            STATEMENTS OF OPERATIONS
          For the Three and Six Months Ended June 30, 2004, and 2003
       and the Period June 16, 1977 (Date of Inception) to June 30, 2004

--------------------------------------------------------------------------------

                          Three Months           Six Months
                       Jun 30,    Jun 30,    Jun 30,     Jun 30  Jun 16, 1977 to
                        2004       2003       2004        2003    Jun  30, 2004
                       ------     ------     ------      ------  --------------

REVENUES              $    -    $     -    $    -      $    -       $    -

EXPENSES                 562        561       3,037       2,456       94,134
                         ---        ---       -----       -----       ------

NET LOSS              $ (562)   $  (561)   $ (3,037)   $ (2,456)    $(94,134)
                        =====      =====    ========    ========    =========




NET LOSS PER COMMON
   SHARE

   Basic              $    -    $     -    $     -     $     -
                       -------    -------    -------     -------



AVERAGE  OUTSTANDING
    SHARES

     Basic             917,000    802,000    877,000     802,000
                       -------    -------    -------     -------








   The accompanying notes are an integral part of these financial statements.

                                        TURINCO, INC.
                                ( Development Stage Company)
                        STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        Period from June 16, 1977 (Date of Inception)
                                      to June 30, 2004

-------------------------------------------------------------------------------------------
                                                                   Capital in
                                                 Common Stock       Excess of   Accumulated
                                               Shares     Amount    Par Value     Deficit
                                               ------     ------    ---------     -------
Balance June 16,  1977 (date of inception)        -      $    -    $     -       $     -
Issuance of common stock for services          96,000         96     11,904            -
   at $.125 - December  4, 1981
Issuance of common stock for cash              64,000         64      7,936            -
   at $.125 - December 12, 1981
Net operating loss for the year ended
    December 31, 1981                             -           -          -        (12,000)
Issuance of common stock for cash
    at $.0625 - January  10, 1982             192,000        192     11,808            -
Issuance of common stock for cash
    at $.125  - January 27, 1982               76,000         76      9,424            -
Issuance of common stock for cash
    at $.125 - February 15, 1982               40,000         40      4,960            -
Issuance of common stock for cash
    at $.125 - April 10, 1982                  40,000         40      4,960            -
Issuance of common stock for cash
    at $.125  - May 15, 1982                  104,000        104     12,896            -
Net operating loss for year ended
    December 31, 1982                             -           -          -        (52,500)
Issuance of common stock for cash
    at $.125 - September 11, 1998              40,000         40      4,960            -
Net operating loss for the year ended
   December 31, 1998                              -           -          -         (5,000)
Contributions to capital -expenses - 1999         -           -         100            -
Issuance of common stock for expenses
   at $.05 - December 10, 1999                150,000        150      7,350            -
Net operating loss for the year ended
    December 31, 1999                             -           -          -         (8,285)
Contributions to capital - expenses               -           -       3,261            -
Net operating loss for the year
    ended December 31, 2000                       -           -          -         (3,976)
Contributions to capital - expenses               -           -       3,655            -
Net operating loss for the year
    ended December 31, 2001                       -           -          -         (2,255)
Contributions to capital - expenses               -           -       3,430            -
Net operating loss for the year
    ended December 31, 2002                       -           -          -         (3,430)
                                               ------     ------    ---------      -------

Balance December  31, 2002                    802,000        802     86,644       (87,446)




                                        TURINCO, INC.
                                ( Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - continued
                        Period from June 16, 1977 (Date of Inception)
                                      to June 30, 2004

-------------------------------------------------------------------------------------------
                                                                   Capital in
                                                 Common Stock       Excess of    Accumulated
                                               Shares     Amount    Par Value      Deficit
                                               ------     ------    ---------      -------
Issuance of common stock for cash
  at $.06 - December 2003                      35,000         35       2066           -
Contributions to capital - expenses                -          -       3,017           -
Net operating loss for the year ended
   December 31, 2003                               -          -          -         (3,650)
                                               ------     ------    ---------      -------

Balance December 31, 2003                     837,000        837     91,727       (91,096)

Issuance of common stock for cash
 at $.05 - April 2004                          80,000         80      3,920           -
Net operating loss for the six months
 ended June 30, 2004                               -          -          -         (3,037)
                                              ------     -------   ---------       -------

Balance June 30, 2004                         917,000      $ 917   $ 95,647     $ (94,134)
                                              =======        ===     ======        ======







   The accompanying notes are an integral part of these financial statements.

                                         TURINCO, INC.
                                 ( Development Stage Company)
                                   STATEMENTS OF CASH FLOWS
                       For the Six Months Ended June 30, 2004, and 2003
              and the Period June 16, 1977 (Date of Inception) to June 30, 2004

-----------------------------------------------------------------------------------------------

                                                                                 Jun 16, 1977
                                                      Jun 30,     Jun 30,          to Jun 30,
                                                       2004        2003                 2004
                                                      ------      -------          ----------
CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                           $(3,037)    $(2,456)          $(94,134)


       Adjustments to reconcile net loss to
       net cash provided by operating activities

          Contributions to capital - expenses             -         2,456             13,464
          Issuance of common stock for services           -           -               19,500
          Changes in advance deposits                 (1,750)         -              (1,750)
          Changes in accounts payable                    154          -                  154
                                                     --------    --------           --------

          Net Cash Used in Operations                  (4,633)        -             (62,766)
                                                      --------   --------           --------

CASH FLOWS FROM INVESTING
   ACTIVITIES
                                                          -           -                  -
                                                      --------   --------           --------

CASH FLOWS FROM FINANCING
   ACTIVITIES

       Proceeds from issuance of common stock
                                                        4,000         -               63,600
                                                      --------   --------           --------

   Net Increase (Decrease) in Cash                       (633)        -                  834

   Cash at Beginning of Period                          1,467         -                  -
                                                     --------    --------           --------

   Cash at End of Period                             $    834    $    -             $    834
                                                     ========    ========           ========


NON CASH FLOWS FROM OPERATING ACTIVITIES
     Issuance of  96,000 common shares for services - related parties - 1981        $ 12,000
                                                                                      ------
     Issuance of 150,000 common shares for expenses - related parties - 1999           7,500
                                                                                       -----
     Contributions to capital - expenses - related parties - 2001-2003                13,464
                                                                                      ------

   The accompanying notes are an integral part of these financial statements.

                                  TURINCO, INC.
                          ( Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2004

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

On June 30, 2004, the Company had a net operating loss carry forward of $94,134. The tax benefit of approximately $28,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire starting in 2003 through 2025.

Financial Instruments
---------------------

The carrying amounts of financial instruments are considered by management to be their estimated fair values.

Financial and Concentrations Risk
---------------------------------

The Company does not have any concentration or related financial credit risk.

                                  TURINCO, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  June 30, 2004

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

Revenue Recognition
-------------------

Revenue will recognized on the sale and delivery of a product or the completion of a service provided.

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

                                  TURINCO, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  June 30, 2004

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

--------------------------------------------------------------------------------

                         ITEM 3. CONTROLS AND PROCEDURES

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


                                         Turinco, Inc.
                                         [Registrant]


                                         S/ Penney L. Smith
                                         ---------------------------------------
                                         Penney L. Smith- President & Treasurer
         July 23, 2004