Form 10QSB
period 2004-09-30
TURINCO INC
filed 2004-11-04
CIK 1113313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September  30, 2004
                               ----------------------------------

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    -----------------
Commission File number           000-30695
                        ----------------------------

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

              ____________________________________________________
(Former name, former address, and former fiscal year, if changed since last report.)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x ] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

           Class                    Outstanding as of September 30, 2004
         ---------                  ------------------------------------
    Common  Stock, $0.001                          917,000

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I.

    ITEM 1.   Financial Statements (unaudited)..............................3

              Balance Sheets................................................4
               September 30, 2004 and December 31, 2003

              Statements of Operations
               For the three and nine  months ended
               September  30, 2004 and 2003 and the
               period June 16, 1977 to September 30, 2004...................5

              Statement of Changes in Stockholder Equity....................6

              Statements of Cash Flows
               For the nine months ended September 30, 2004
               and 2003 and the period June 16, 1977  to
               September 30, 2004...........................................8

              Notes to Financial Statements.................................9

    ITEM 2.   Plan of Operations...........................................13

PART II.

    ITEM 6.   Exhibits and Reports on Form 8-K.............................13

              Signatures...................................................13

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


The accompanying balance sheets of Turinco, Inc. ( development stage company) at September 30, 2004 and December 31, 2003, and the related statements of operations, and statements of cash flows, for the three and nine months ended September 30, 2004 and 2003 and the period June 16, 1977 to September 30, 2004, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2004, are not necessarily indicative of the results that can be expected for the year ending December 31, 2004.

                                  TURINCO, INC.
                          ( Development Stage Company)
                                 BALANCE SHEETS
                    September 30, 2004 and December 31, 2003

--------------------------------------------------------------------------------



                                                           Sept 30,     Dec 31,
                                                             2004        2003
                                                          ----------   --------
ASSETS
CURRENT ASSETS

   Cash                                                    $  1,930    $  1,467
                                                           --------    --------

       Total Current Assets                                $  1,930    $  1,467
                                                           ========    ========



LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Accounts payable                                        $    154    $   --
                                                           --------    --------

   Total Current Liabilities                                    154        --
                                                           --------    --------


STOCKHOLDERS' EQUITY

   Common stock
     100,000,000 shares authorized, at $0.001 par value;
     917,000 shares issued and outstanding                      917         837

   Capital in excess of par value                            95,647      91,727

    Deficit accumulated during the development stage        (94,788)    (91,097)
                                                           --------    --------

       Total Stockholders' Equity                             1,776       1,467
                                                           --------    --------


                                                           $  1,930    $  1,467
                                                           ========    ========




The accompanying notes are an integral part of these financial statements.

                                  TURINCO, INC.
                          ( Development Stage Company)
                            STATEMENTS OF OPERATIONS
                  For the Three and Nine Months Ended September
                 30, 2004, and 2003 and the Period June 16, 1977
                    (Date of Inception) to September 30, 2004

--------------------------------------------------------------------------------


                       Three Months            Nine Months
                 Sept 30,     Sept 30,     Sept 30,   Sept 30,   Jun 16, 1977 to
                    2004         2003         2004    2003        Sept  30, 2004
                 ---------    ---------   ---------   ---------  ---------------

REVENUES         $    --      $     --    $     --    $    --      $      --

EXPENSES               654          561       3,691       3,017       94,788
                 ---------    ---------   ---------   ---------    -----------

NET LOSS         $    (654)   $    (561)  $  (3,691)  $  (3,017)   $ (94,788)
                 =========    =========   =========   =========    ===========




NET LOSS PER
COMMON SHARE

   Basic         $    --      $    --     $    --     $    --
                 ---------    ---------   ---------   -----------



AVERAGE
OUTSTANDING
    SHARES

     Basic         917,000      802,000     897,000      802,000
                 ---------    ---------   ---------    -----------

















The accompanying notes are an integral part of these financial statements.

                                      TURINCO, INC.
                              ( Development Stage Company)
                      STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      Period from June 16, 1977 (Date of Inception)
                                  to September 30, 2004

-----------------------------------------------------------------------------------------

                                                 Common Stock     Capital in
                                                 ------------      Excess of  Accumulated
                                               Shares   Amount     Par Value    Deficit
                                               ------   ------     ---------  -----------
Balance June 16,  1977 (date of inception)       --     $   --     $   --     $   --
Issuance of common stock for services          96,000         96     11,904       --
   at $.125 - December  4, 1981
Issuance of common stock for cash              64,000         64      7,936       --
   at $.125 - December 12, 1981
Net operating loss for the year ended
    December 31, 1981                            --         --         --      (12,000)
Issuance of common stock for cash
    at $.0625 - January  10, 1982             192,000        192     11,808       --
Issuance of common stock for cash
    at $.125  - January 27, 1982               76,000         76      9,424       --
Issuance of common stock for cash
    at $.125 - February 15, 1982               40,000         40      4,960       --
Issuance of common stock for cash
    at $.125 - April 10, 1982                  40,000         40      4,960       --
Issuance of common stock for cash
    at $.125  - May 15, 1982                  104,000        104     12,896       --
Net operating loss for year ended
    December 31, 1982                            --         --         --      (52,500)
Issuance of common stock for cash
    at $.125 - September 11, 1998              40,000         40      4,960       --
Net operating loss for the year ended
   December 31, 1998                             --         --         --       (5,000)
Contributions to capital -expenses - 1999        --         --          100       --
Issuance of common stock for expenses
   at $.05 - December 10, 1999                150,000        150      7,350       --
Net operating loss for the year ended
    December 31, 1999                            --         --         --       (8,285)
Contributions to capital - expenses              --         --        3,261       --
Net operating loss for the year
    ended December 31, 2000                      --         --         --       (3,976)
Contributions to capital - expenses              --         --        3,655       --
Net operating loss for the year
    ended December 31, 2001                      --         --         --       (2,255)
Contributions to capital - expenses              --         --        3,430       --
Net operating loss for the year
    ended December 31, 2002                      --         --         --       (3,430)
                                              -------    -------    --------   --------
Balance December  31, 2002                    802,000        802     86,644    (87,446)


                                           -6-


                                      TURINCO, INC.
                              ( Development Stage Company)
                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - continued
                      Period from June 16, 1977 (Date of Inception)
                                  to September 30, 2004

----------------------------------------------------------------------------------------

                                                 Common Stock    Capital in
                                                 ------------     Excess of  Accumulated
                                               Shares   Amount    Par Value    Deficit
                                               ------   ------    ---------  -----------
Issuance of common stock for cash
  at $.06 - December 2003                      35,000      35         2066        --
Contributions to capital - expenses               --       --        3,017        --
Net operating loss for the year ended
   December 31, 2003                              --       --           --     (3,650)
                                               ------   ------    ---------  -----------

Balance December 31, 2003                     837,000     837       91,727    (91,096)

Issuance of common stock for cash
 at $.05 - April 2004                          80,000      80        3,920        --
Net operating loss for the nine months
 ended September 30, 2004                         --       --           --     (3,691)
                                               ------   ------    ---------  -----------

Balance September 30, 2004                    917,000   $ 917     $ 95,647   $(94,788)
                                              =======   ======    =========  ===========















The accompanying notes are an integral part of these financial statements.


                                           -7-

                                  TURINCO, INC.
                          ( Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                     For the Nine Months Ended September 30,
                2004, and 2003 and the Period June 16, 1977 (Date
                       of Inception) to September 30, 2004

--------------------------------------------------------------------------------


                                                                    Jun 16, 1977
                                            Sept 30,     Sept 30,    to Sept 30,
                                              2004         2003         2004
                                            --------    --------    ------------
CASH FLOWS FROM
   OPERATING ACTIVITIES

 Net loss                                   $ (3,691)   $ (3,017)    $(94,788)


   Adjustments to reconcile net loss to
   net cash provided by operating activities

     Contributions to capital - expenses        --         3,017       13,464
     Issuance of common stock for service       --          --         19,500
     Changes in accounts payable                 154        --            154

                                             --------    --------     --------

     Net Cash Used in Operations              (3,537)       --        (61,670)
                                             --------    --------     --------

CASH FLOWS FROM INVESTING
   ACTIVITIES
                                                --          --            --
                                             --------    --------     --------

CASH FLOWS FROM FINANCING
   ACTIVITIES

   Proceeds from issuance of common stock
                                               4,000        --         63,600
                                             --------    --------     --------

   Net Increase (Decrease) in Cash               463        --          1,930

   Cash at Beginning of Period                 1,467        --            --
                                             --------    --------     --------

   Cash at End of Period                    $  1,930    $   --       $  1,930
                                             ========    ========     ========


NON CASH FLOWS FROM OPERATING ACTIVITIES
 Issuance of  96,000 common shares for services
 - related parties - 1981                                            $ 12,000
                                                                     --------
 Issuance of 150,000 common shares for expenses
 - related parties - 1999                                               7,500
                                                                     --------
 Contributions to capital - expenses - related
 parties - 2001-2003                                                   13,464
                                                                     --------


The accompanying notes are an integral part of these financial statements

                                  TURINCO, INC.
                          ( Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2004

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

On September 30, 2004, the Company had a net operating loss carry forward of $94,788. The tax benefit of approximately $28,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire starting in 2003 through 2025.

Financial Instruments
---------------------

The carrying amounts of financial instruments are considered by management to be their estimated fair values to due their short term maturities.

Financial and Concentrations Risk
---------------------------------

The Company does not have any concentration or related financial credit risk.

                                  TURINCO, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                               September 30, 2004

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

                                  TURINCO, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                               September 30, 2004

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


                                    Turinco, Inc.
                                    [Registrant]


         November 3, 2004           S/ Penney L. Smith
                                    --------------------------------------
                                    Penney L. Smith- President & Treasurer