Form 10KSB
period 2004-12-31
TURINCO INC
filed 2005-02-22
CIK 1113313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended    December 31, 2004
                                  -----------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


Commission File number   000-30695
                       ------------

                                  TURINCO, INC.
                                 ---------------
               (Exact name of registrant as specified in charter)

             Nevada                                           87-0618509
--------------------------------------------          --------------------------
State or other jurisdiction of incorporation          (I.R.S. Employer I.D. No.)
or organization

 1981 East  Murray  Holiday  Road  ,  Salt Lake City, Utah        84117
----------------------------------------------------------   -----------------
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number, including area code   801-272-9294
                                               ----------------

Securities registered pursuant to section 12 (b) of the Act:

Title of each class                   Name of each exchange on which registered
       None                                             None
--------------------                  -----------------------------------------

Securities registered pursuant to section 12 (g ) of the Act:
         Common
----------------------------
    (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes [ x ] No [ ]                                         (2) Yes [x ] No [ ]

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

State issuer's revenues for its most recent fiscal year:  $   -
                                                           -------

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

At December 31, 2004, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                                 Not applicable

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of December 31, 2004, the registrant had 917,000 shares of common stock issued and outstanding.

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


















                                    Page -2-

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

PART I                                                                      Page
------                                                                      ----

ITEM 1. DESCRIPTION OF BUSINESS                                               4

ITEM 2. DESCRIPTION OF PROPERTIES                                             8

ITEM 3. LEGAL PROCEEDINGS                                                     8

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                     8

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS              8

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION            10

ITEM 7. FINANCIAL STATEMENTS                                                 10

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE                                             10

ITEM 8A.CONTROLS AND PROCEDURES                                              10

ITEM 8B.OTHER INFORMATION                                                    11

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
        COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT                   11

ITEM 10.EXECUTIVE COMPENSATION                                               13

ITEM 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
        AND MANAGEMENT                                                       14

ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                       15

PART IV

ITEM 13.EXHIBITS                                                             15

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES                               16




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

     In the event that the Company engages in any transaction resulting in a change of control of the Company and/or the acquisition of a business, the Company will be required to file with the Commission a Current Report on Form 8-K within 4 days of such transaction. A filing on Form 8-K also requires the filing of audited financial statements of the business acquired, as well as pro forma financial information consisting of a pro forma condensed balance sheet, pro forma statements of income and accompanying explanatory notes, within applicable time periods.

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

     The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor. The Company anticipates that proposed business ventures will be made available to it through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, the Company may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which the Company eventually participates. Such persons may include the Company's directors, executive officers, beneficial owners or their affiliates. In this event, such fees may become a factor in negotiations regarding


                                    Page -5-
a potential acquisition and, accordingly, may present a conflict of interest for such individuals.

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

Status of any Publicly Announced New Product or Service.

     None; not applicable.

Competitive Business Conditions.

     Management believes that there are literally thousands of "blank check" companies engaged in endeavors similar to those engaged in by the Company; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets. There is no reasonable way to predict the competitive position of the Company or any other entity in the trata of these endeavors; however, the Company, having limited assets and cash


                                    Page -6-
reserves, will no doubt be at a competitive disadvantage in competing with entities which have recently completed IPO's, have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by the Company for the past several years.

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

None.

--------------------------------------------------------------------------------

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

--------------------------------------------------------------------------------

No matters were submitted to a vote of shareholders of the Company during the fiscal year ended December 31, 2004.

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

The ability of an individual shareholder to trade their shares in a particular state may be subject to various rules and regulations of that state. A number


                                    Page -8-
of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, the Company has no plans to register its securities in any particular state. Further, most likely the Company's shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

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

Holders

     The number of record holders of the Company's common stock as of the date of this report is approximately 36. The Company's transfer agent is Interwest Transfer Company, Inc., 1981 East Murray- Holiday Rd., Salt Lake City, Utah 84117

Dividends

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

Sales of "Unregistered" and "Restricted" Securities Over The Past Three Years.

In December 2003, The Company sold 35,000 shares of its $.001 common stock to Penney Smith for $2,100 in order to fund expenses of the Company. In April of 2004, the Company sold 40,000 shares each to Melinda K. Orth and Tom Thomsen for $2,000 each in order to fund expenses of the Company. These transactions are deemed exempt pursuant to Section 4(2) of the Act.


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

Liquidity and Capital Resources
-------------------------------

      As of December 31, 2004, the Company had minimal assets to pay its liabilities. In the past the Company has paid its expenses by selling shares of its common stock to its officers and directors and by officers' and shareholders' contributions to capital. The Company anticipates that it will continue to pay its expenses by such sale of stock or contributions from its officers or shareholders.

Results of Operations
---------------------

     The Company is a development stage company and has had no operations during the fiscal year ended December 31, 2004.


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


     NONE


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


                                    Page -10-

Based on that evaluation, our Chief Executive Officer/ Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

Changes in Internal Controls

     There were no significant changes in our internal controls over financial reporting that occurred during the quarter and year ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

     We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

--------------------------------------------------------------------------------

                           ITEM 8B. OTHER INFORMATION

--------------------------------------------------------------------------------


     NONE


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

        ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

--------------------------------------------------------------------------------


General
-------

The following table sets forth certain information regarding the current directors and executive officers of the Company:

Name              Age      Title                       Held Since

Penney L. Smith   27       President, Sec/ Treas and   10/10/03
                           Sole Director


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


                                   Page -11-

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

     The Company has adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller which was attached hereto as Exhibit 99.1 to its 2003 Form 10KSB. The Company will provide, at no cost, a copy of the Code of Ethics to any shareholder of the Company upon receiving a written request sent to the Company's address shown on Page 1 of this report..


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


                                    Page -12-

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

Since the Company Registered its shares under Section 12 g of the Securities and Exchange Act of 1934, the Company knows of no person, who at any time during the subsequent fiscal years, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the registrant registered pursuant to Section 12 ("Reporting Person"), that failed to file on a timely basis any reports required to be furnished pursuant to Section 16 (a). Based upon a review of Forms 3 and 4 furnished to the registrant under Rule 16a- 3(d) during its most recent fiscal year, other than disclosed below, the registrant knows of no Reporting Person that failed to file the required reports during the most recent fiscal year or prior years.

The following table sets forth as of December 31, 2004, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year or prior years.

     Name                  Position                        Reports Filed
     ----                  --------                        -------------

              NONE


--------------------------------------------------------------------------------

                         ITEM 10. EXECUTIVE COMPENSATION

--------------------------------------------------------------------------------


Cash Compensation

There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended December 31, 2004, 2003, and 2002.

Bonuses and Deferred Compensation

None.

Compensation Pursuant to Plans

None.

Pension Table
None.

                                    Page -13-

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

--------------------------------------------------------------------------------

    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

--------------------------------------------------------------------------------


The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of December 31, 2004, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common Stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group:

                                             Amount
Name and Address                          of Beneficial
of Beneficial Owner                         Ownership        Percent of Class

Penney L. Smith(Pres/Sec/
Treas/Dir)                                     35,000              3.8%
1407 West 8780 South
West Jordan, Utah 84088

David Colette                                 170,000             18.5%
2572 E.  Bengal Blvd
Salt Lake City, Utah

Darwin Long *                                  40,000              4.4%
7805 Dolphin Circle
Salt Lake City, Utah 84121

Jackie Long *                                  16,000              1.7%
7805 Dolphin Circle
Salt Lake City, Utah 84121

Bonnie Ludwig *                                32,000              3.5%
760 Rahas Rd. #10
Elko, Nv. 89801

Leland Ludwig *                                32,000              3.5%
760 Rahas Rd. # 10
Elko, NV 89801

                                   Page -14-

Allen Moore *                                  24,000              2.6%
3400 Monte Vista Dr.
Caser, WY 82601

Marguerite Moore *                             24,000              2.6%
3400 Monte Vista Dr.
Casper, WY 82601

Gary Lee                                       48,000              5.2%
4700 South 900 East
Salt Lake City, Ut 84117

All officers and
directors as a group                           35,000              3.8%

* Husband and Wife. Although neither party holds over 5%, the rules of the Securities and Exchange Commission require that husband and wife be aggregated for ownership thus resulting in over 5% combined ownership.

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


--------------------------------------------------------------------------------

                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

--------------------------------------------------------------------------------


(a) (1) Financial Statements. The following financial statements are included in this report:


                                    Page -15-

Title of Document                                                           Page
-----------------                                                           ----

Report of Madsen & Associates CPA's, Inc.,
 Certified Public Accountants                                                18

Balance Sheet as of December 31, 2004                                        19

Statements of Operations for years ended December 31, 2004,
 and 2003 and the period June 17, 1977 to December 31, 2004                  20

Statements of Changes in Stockholders' Equity for the period
 June 17, 1977 to December 31, 2004                                          21

Statements of Cash Flows for the years ended December 31, 2004,
 and 2003 and the period June 17, 1977 to December 31, 2004                  23

Notes to Financial Statements                                                24

(a)(2) Financial Statement Schedules. The following financial statement schedules are included as part of this report:

None.

(a)(3) Exhibits. The following exhibits are included as part of this report by reference:

Exhibit 3(i)      Articles of Incorporation*
Exhibit 3(ii)     Bylaws*
Exhibit 14        Code of Ethics**
Exhibit 31.1      Rule 13a-14(a)/15d-14(a) Certification.
Exhibit 32.1 Certification by the Chief Executive Officer/Acting Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.***

(b)  Reports on Form 8-K.

There were no reports filed on Form 8-K during the period covered by this report.

* Incorporated by reference. Filed as exhibit to 10SB12G filed May 24, 2000

**Incorporated by reference. Filed as exhibit to 2003 10KSB filed March 29, 2004

***The Exhibit attached to this Form 10-K shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

--------------------------------------------------------------------------------

                 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

--------------------------------------------------------------------------------

Audit Fee
---------

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of Turinco's annual financial statement and review of financial statements included in Turinco's


                                    Page -16-

10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $2,690.00 for fiscal year ended 2003 and $2,930.00 for fiscal year ended 2004.

Audit-Related Fees
------------------

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Turinco's financial statements that are not reported above were $ -0- for fiscal years ended 2003 and 2004.

Tax Fees
--------

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advise, and tax planning were $150.00 for fiscal year ended 2003 and $150.00 for fiscal year ended 2004.

All Other Fees
--------------

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $ -0- for fiscal years ended 2003 and 2004.

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

                                      TURINCO, INC.
                                      (Registrant)

                                      By: S/ Penney L. Smith
                                          --------------------------------------
                                             Penney L. Smith
                                             President and Director

Dated: 21st of February, 2005.




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities indicated on the 21st day of February, 2005.


S/ Penney L. Smith
---------------------------------------
Penney L. Smith
Sole Director, President, and Treasurer


                                    Page -17-

MADSEN & ASSOCIATES, CPA's INC.                            684 East Vine St, # 3
-------------------------------                               Murray, Utah 84107
Certified Public Accountants and Business Consultants     Telephone 801-268-2632
                                                                Fax 801-262-3978



Board of Directors
Turinco, Inc.
Salt Lake City, Utah

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Turinco, Inc. ( development stage company) at December 31, 2004 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2004, and 2003 and the period June 16, 1977 (date of inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits . We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Turinco, Inc. at December 31, 2004 and the results of operations, and cash flows for the years ended December 31, 2004, and 2003 and the period June 16, 1977 to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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


February 11,  2005
Salt Lake City, Utah                 s/Madsen & Associates, CPA's Inc.


                                    Page -18-

                                  TURINCO, INC.
                           (Development Stage Company)
                                  BALANCE SHEET
                                December 31, 2004

--------------------------------------------------------------------------------


ASSETS
CURRENT ASSETS

   Cash                                                                $  1,232
                                                                       --------

       Total Current Assets                                            $  1,232
                                                                       ========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Accounts payable                                                    $   --
                                                                       --------

       Total Current Liabilities                                           --
                                                                       --------


STOCKHOLDERS' EQUITY

   Common stock
        100,000,000 shares authorized, at $0.001 par value;
         917,000 shares issued and outstanding                              917

   Capital in excess of par value                                        95,646

    Deficit accumulated during the development stage                    (95,331)
                                                                       --------

       Total Stockholders' Equity                                      $  1,232
                                                                       ========
















   The accompanying notes are an integral part of these financial statements.



                                    Page -19-

                                  TURINCO, INC.
                          ( Development Stage Company)
                            STATEMENTS OF OPERATIONS
            For the Years Ended December 31, 2004, and 2003 and the
         Period June 16, 1977 (date of inception) to December 31, 2004

--------------------------------------------------------------------------------


                                       Dec 31,       Dec 31,     Jun 16, 1977 to
                                         2004          2003        Dec  31, 2004
                                      ---------     ---------    ---------------

REVENUES                              $    --       $    --           $    --

EXPENSES

    Administrative                        4,235         3,650            95,331
                                      ---------     ---------         ---------

NET LOSS                              $  (4,235)    $  (3,650)        $ (95,331)
                                      =========     =========         =========




NET LOSS PER COMMON
   SHARE

   Basic and diluted                  $    --       $    --
                                      ---------     ---------



AVERAGE  OUTSTANDING
    SHARES

     Basic                              897,000       802,000
                                      ---------     ---------



   The accompanying notes are an integral part of these financial statements.



















                                    Page -20-

                                      TURINCO, INC.
                               (Development Stage Company)
                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      Period from June 16, 1977 (date of inception)
                                   to December 31, 2004

-----------------------------------------------------------------------------------------

                                                Common Stock     Capital in
                                                ------------      Excess of  Accumulated
                                              Shares     Amount   Par Value    Deficit
                                             --------   --------  ----------  --------
Balance June 16,  1977 (date of inception)       --     $   --     $   --     $   --
Issuance of common stock for services          96,000         96     11,904       --
 at $.125 - December 4, 1981
Issuance of common stock for cash              64,000         64      7,936       --
   at $.125 - December 12, 1981
Net operating loss for the year ended
    December 31, 1981                            --         --         --      (12,000)
Issuance of common stock for cash
    at $.0625 - January  10, 1982             192,000        192     11,808       --
Issuance of common stock for cash
    at $.125  - January 27, 1982               76,000         76      9,424       --
Issuance of common stock for cash
    at $.125 - February 15, 1982               40,000         40      4,960       --
Issuance of common stock for cash
    at $.125 - April 10, 1982                  40,000         40      4,960       --
Issuance of common stock for cash
    at $.125  - May 15, 1982                  104,000        104     12,896       --
Net operating loss for year ended
    December 31, 1982                            --         --         --      (52,500)
Issuance of common stock for cash
    at $.125 - September 11, 1998              40,000         40      4,960       --
Net operating loss for the year ended
   December 31, 1998                             --         --         --       (5,000)
Contributions to capital -expenses - 1999        --         --          100       --
Issuance of common stock for expenses
   at $.05 - December 10, 1999                150,000        150      7,350       --
Net operating loss for the year ended
    December 31, 1999                            --         --         --       (8,285)
Contributions to capital - expenses                         --        3,261       --
Net operating loss for the year
    ended December 31, 2000                      --         --         --       (3,976)
Contributions to capital - expenses              --         --        3,655       --
Net operating loss for the year
    ended December 31, 2001                      --         --         --       (2,255)


                                        Page -21-


                                      TURINCO, INC.
                               (Development Stage Company)
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - continued
                      Period from June 16, 1977 (Date of Inception)
                                   to December 31, 2004

-----------------------------------------------------------------------------------------

                                                Common Stock     Capital in
                                                ------------      Excess of  Accumulated
                                              Shares     Amount   Par Value    Deficit
                                             --------   --------  ----------  --------
Contributions to capital - expenses              --         --        3,430       --
Net operating loss for the year
    ended December 31, 2002                      --         --         --       (3,430)
Issuance of common stock for cash
  at $.06 - December 2003                      35,000         35      2,065       --
Contributions to capital - expenses              --         --        3,017       --
Net operating loss for the year ended
   December 31, 2003                             --         --         --       (3,650)
                                             ------------------------------------------

Balance December 31, 2003                     837,000        837     91,726    (91,096)

Issuance of common stock for cash
  at $.05 - April 2004                         80,000         80      3,920       --
Net operating loss for the year ended
   December 31, 2004                             --         --         --       (4,235)

                                             ------------------------------------------

Balance December 31, 2004                     917,000   $    917   $ 95,646   $(95,331)
                                             ========   ========   ========   ========















       The accompanying notes are an integral part of these financial statements.




                                        Page -22-

                                  TURINCO, INC.
                           (Development Stage Company)
                             STATEMENT OF CASH FLOWS
            For the Years Ended December 31, 2004, and 2003 and the
         Period June 16, 1977 (Date of Inception) to December 31, 2004

--------------------------------------------------------------------------------

                                                                    Jun 16, 1977
                                                Dec 31,     Dec 31,   to Dec 31,
                                                 2004        2003        2004
                                               --------    -------- ------------
CASH FLOWS FROM
 OPERATING ACTIVITIES

 Net loss                                      $ (4,235)   $ (3,650)   $(95,331)

  Adjustments to reconcile net loss to
  net cash provided by operating activities

  Changes in accounts payable                      --          --          --
  Contributions to capital - expenses              --         3,017      13,463
  Common stock for services and expenses           --          --        19,500
                                               --------    --------    --------
    Net Cash Used in Operations                  (4,235)       (633)    (62,368)
                                               --------    --------    --------

CASH FLOWS FROM INVESTING
 ACTIVITIES                                        --          --          --
                                               --------    --------    --------

CASH FLOWS FROM FINANCING
 ACTIVITIES

  Proceeds from issuance of common stock          4,000       2,100      63,600
                                               --------    --------    --------
  Net Increase (Decrease) in Cash                  (235)      1,467       1,232

  Cash at Beginning of Period                     1,467        --          --
                                               --------    --------    --------

  Cash at End of Period                        $  1,232    $  1,467    $  1,232
                                               ========    ========    ========


NON CASH FLOWS FROM OPERATING ACTIVITIES
  Issuance of  96,000 common shares for services
   - related parties - 1981                                            $12,000
                                                                       -------
  Issuance of 150,000 common shares for expenses
   - related parties - 1999                                              7,500
                                                                       -------
  Contributions to capital - expenses -
   related parties - 2001 - 2003                                        13,463
                                                                       -------


   The accompanying notes are an integral part of these financial statements.






                                    Page -23-

                                  TURINCO, INC.
                          ( Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004

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

On December 31, 2004, the Company had a net operating loss carry forward of $95,331. The income tax benefit of approximately $29,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire in 2025.

Basic and Diluted Net Income (Loss) Per Share
---------------------------------------------

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common or preferred share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.




                                    Page -24-

                                  TURINCO, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 2004

--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Instruments
---------------------

The carrying amounts of financial instruments are considered by management to be their estimated fair value due their short term maturties.

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





                                    Page -25-

                                  TURINCO, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 2004

--------------------------------------------------------------------------------

3. CAPITAL STOCK

During the year 2004 the Company issued 80,000 restricted common shares for cash of $4,000.

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors have acquired 22% of the outstanding common stock of the Company and have made contributions to capital by payment of Company expenses of $13,463.

5. GOING CONCERN

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


















                                    Page -26-