Form 10QSB
period 2005-03-31
TURINCO INC
filed 2005-05-02
CIK 1113313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(x )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 2005

(  )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                        to

Commission File number                         000-30695

                     TURINCO,  INC.

    (Exact name of registrant as specified in charter)

             Nevada

  87-0618509

(State or other jurisdiction of

             (I.R.S. Employer

incorporation or organization)

Identification No.)

 1981 East Murray Holiday Rd,  Salt Lake City, Utah

84117

           (Address of principal executive offices)

(Zip Code)

    801-272-9294

Registrant=s telephone number, including area code

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer=s classes of common stock, as of the last practicable date

                  Class                                                             Outstanding as of March 31, 2005

           Common  Stock, $0.001                                                           6,903,000

_______________________________

INDEX

________________________________

Page

Number

PART I.

ITEM 1.

Financial Statements (unaudited)

3

Balance Sheets

4

   March 31, 2005 and December 31, 2004

Statements of Operations

   For the three months ended March 31, 2005 and 2004

5

                                          and the period June 16, 1977 to March 31, 2005

Statements of Cash Flows

    For the three months ended March 31, 2005 and 2004

6

                                           and the period June 16, 1977  to March 31, 2005

Notes to Financial Statements

7

ITEM 2.

Plan of Operations

9

ITEM 3.

Controls and Procedures

10

PART II.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

11

Signatures

12

PART I - FINANCIAL INFORMATION

___________________________________________________

ITEM 1. FINANCIAL STATEMENTS

___________________________________________________

The accompanying balance sheets of Turinco, Inc.  ( development stage company)  at March 31, 2005 and December 31, 2004, and the related  statements of operations, and statements of cash flows, for the three months ended March 31, 2005 and 2004 and the period June 16, 1977  to March 31, 2005,  have been prepared by the Company=s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating  results for the quarter ended March 31, 2005, are not necessarily indicative of the results that can be expected for the year ending December 31, 2005.

TURINCO,  INC.

( Development Stage Company)

BALANCE SHEETS

March 31, 2005 and December 31, 2004

_____________________________________________________________

	(unaudited)	(audited)
	Mar 31,	Dec 31,
	2005	2004
ASSETS
CURRENT ASSETS

Cash	$ 11	$ 1,232

Total Current Assets	$ 11	$ 1,232

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable	$ -	$ -

Total Current Liabilities	-	-

STOCKHOLDERS' EQUITY

Common stock
100,000,000 shares authorized, at $0.001 par value;
6,903,000 shares issued and outstanding March 31, 2005	6,903	8,253

Capital in excess of par value	90,560	88,310

Deficit accumulated during the development stage	(97,452)	(95,331)

Total Stockholders' Equity	$ 11	$1,232

                   The accompanying notes are an integral part of these financial statements.

TURINCO,  INC.

( Development Stage Company)

STATEMENTS OF OPERATIONS - unaudited

For the Three  Months Ended March 31, 2005,  and 2004

and the Period June 16, 1977 (Date of Inception) to March 31, 2005

________________________________________________________________

	Mar 31,	Mar 31,	Jun 16, 1977 to
	2005	2004	Mar 31, 2005

REVENUES	$ -	$ -	$ -

EXPENSES	2,121	2,474	97,452
NET LOSS	$ (2,121)	$ (2,474)	$ (97,452)

NET LOSS PER COMMON SHARE

Basic	$ -	$ -

AVERAGE OUTSTANDING SHARES

Basic	6,903	8,253

The accompanying notes are an integral part of these financial statements.

TURINCO, INC.

( Development Stage Company)

STATEMENTS OF CASH FLOWS - unaudited

For the Three Months Ended March 31, 2005,  and 2004

and the Period June 16, 1977 (Date  of  Inception) to March 31, 2005

__________________________________________________________________

			Jun 16, 1977
	Mar 31,	Mar 31,	to Mar 31,
	2005	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (2,121)	$ (2,474)	$(97,452)

Adjustments to reconcile net loss to
net cash provided by operating activities

Contributions to capital - expenses	-	-	13,463
Issuance of common stock for services	-	-	19,500
Change in accounts payable	-	2, 072	-

Net Cash Used in Operations	(2,121)	(402)	(64,489)

CASH FLOWS FROM INVESTING ACTIVITIES
	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Contribution to capital	900	-	900
Proceeds from issuance of common stock	-	-	63,600

Net Increase (Decrease) in Cash	(1,221)	(402)	11

Cash at Beginning of Period	1,232	1,467	-

Cash at End of Period	$ 11	$ 1,065	$ 11

NON CASH FLOWS FROM OPERATING ACTIVITIES
Issuance of 864,000 common shares for services - related parties – 1981			$ 12,000
Issuance of 1,350,000 common shares for expenses - related parties - 1999			7,500
Contributions to capital - expenses - related parties - 2001-2003			13,464

The accompanying notes are an integral part of these financial statements.

TURINCO,  INC.

( Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2005

________________________________________________________

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

On March 31, 2005, the Company  had a  net operating loss  carry forward of  $97,452. The income  tax benefit of approximately $29,000 from the loss carry forward  has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire in 2026.

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

TURINCO,  INC.

( Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2005

________________________________________________________________

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Instruments

The carrying amounts of financial instruments  are considered by management to be their estimated fair value due their short term maturities.

Financial and Concentrations Risk

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

3. CAPITAL STOCK

During 2005 an officer of the Company returned 1,350,000 post split common shares for cancellation and the Company completed a forward stock split of nine shares for each outstanding share.  This report  has been prepared showing post split shares from inception.

TURINCO,  INC.

( Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2005

______________________________________________________________

4.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors have acquired 22% of the outstanding common stock of the Company and have made contributions to capital by payment of Company expenses of $13,463 and $900 in cash.

5.  GOING CONCERN

The Company intends to acquire  interests in various business opportunities which, in the opinion of management, will provide a profit to the Company, however there is insufficient working capital for any future planned activity, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company  as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional contributions to capital by payment of Company expenses, and additional equity funding which will enable the Company to conduct operations for the coming year.

___________________________________________________________________

ITEM 2.   PLAN OF OPERATIONS

___________________________________________________________________

The Company=s management is seeking and intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company but it does not have the working capital to be successful in this effort. The Company has had discussions with various parties regarding acquisitions. However, no definitive agreement has been entered into with any party.

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

_________________________________________________________

ITEM 3. CONTROLS AND PROCEDURES

_______________________________________________________________

Based on an evaluation as of the date of the end of the period covered by this Form 10-QSB, our Chief Executive Office and Chief Financial Officers, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC=s rules and forms.

Changes in Internal Controls

There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

PART 2 - OTHER INFORMATION

_________________________________________________________________

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

__________________________________________________________________

(a) Exhibits

Exhibit 31.1      Rule 13a-14(a)/15d-14(a) Certification.

Exhibit 31.2      Rule 13a-14(a)/15d-14(a) Certification

Exhibit 32.1

Certification by the Chief Executive Officer Relating to a Periodic Report Containing Financial Statements.*

Exhibit 32.2

Certification by the  Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.*

(b)  Reports on Form 8-K.

On March 17, 2005, The Company filed an 8K covering the following matters:

CHANGE OF DIRECTORS/PRINCIPAL OFFICERS

Effective March 17, 2005, the Company appointed Leonard G. Gordon to fill a vacancy on the board of directors and as Chief Financial Officer of the Company.

OTHER EVENTS

On March 17, 2005, the Company approved a nine for one forward split of its issued and outstanding shares of common stock for shareholders of records as of March 28, 2005. As of the record date, the Company had 767,000 shares issued and outstanding. Following the forward split, the Company will have 6,903,000 shares issued and outstanding.

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

_________________________________________________________________

SIGNATURES

_________________________________________________________________

Next Page

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Turinco, Inc.

 [Registrant]

                 Date:4/29/05

S/Penney L. Smith

Penney L. Smith- CEO

                 Date: 4/28/05

S/Leonard G. Gordon

Leonard G. Gordon CFO

12