Form 10QSB
period 2005-06-30
TURINCO INC
filed 2005-08-15
CIK 1113313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(x )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 2005

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

2610-1066 West Hastings St., Vancouver, British Columbia, Canada   V6E 3X2

                          (Address of principal executive offices)                      (Zip Code)

604-684-4691

Registrant’s telephone number, including area code

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date

                  Class                                                             Outstanding as of June 30, 2005

           Common  Stock, $0.001                                                           9,903,000

INDEX

Page

Number

PART I.

ITEM 1.

Financial Statements (unaudited)

3

Balance Sheets

4

   June 30, 2005 and December 31, 2004

Statements of Operations

   For the three and six months ended June 30, 2005 and 2004

5

                                          and the period June 16, 1977 to June 30, 2005

Changes in Stockholders’ Equity                                                                6

Statements of Cash Flows

    For six months ended June 30, 2005 and 2004

7

                                           and the period June 16, 1977  to June 30, 2005

Notes to Financial Statements

8

ITEM 2.

Plan of Operations

11

ITEM 3.

Controls and Procedures

11

PART II.

ITEM 2.

Unregistered Sales of Equity Securities                                                     12

ITEM 6.

Exhibits and Reports on Form 8-K

13

Signatures

14

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Turinco, Inc.  ( development stage company)  at June 30, 2005 and December 31, 2004, and the related  statements of operations, and statements of cash flows, for the three and six months ended June 30, 2005 and 2004 and the period June 16, 1977  to June 30, 2005,  have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating  results for the quarter ended June 30, 2005, are not necessarily indicative of the results that can be expected for the year ending December 31, 2005.

TURINCO, INC.

(Development Stage Company)

BALANCE SHEETS

June 30, 2005 and December 31, 2004

(unaudited)

Jun 30,

Dec 31,

2005

2004

ASSETS

CURRENT ASSETS

Cash

$ 563,776

$ 1,232

Total Current Assets

563,776

1,232

INTERCOMPANY ADVANCES

216,527

         -

$780,303

$ 1,232

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable

$ 7,747

 $      -

Total Current Liabilities

7,747

                        -

STOCKHOLDERS' EQUITY

Common stock

100,000,000 shares authorized at $0.001 par value;

9,903,000 shares issued and outstanding June 30, 2005

9,903

8,253

Capital in excess of par value

387,560

88,310

Stock subscriptions received

562,500

-

Deficit accumulated during the development stage

(187,407)

(95,331)

Total Stockholders' Equity

772,556

1,232

$ 780,303

$1,232

The accompanying notes are an integral part of these financial statements.

TURINCO, INC.

(Development Stage Company)

STATEMENTS OF OPERATIONS - unaudited

For the Three and Six Months Ended June 30, 2005, and 2004

and the Period June 16, 1977 (Date of Inception) to June 30, 2005

Three Months

Six Months

Jun 30,

Jun 30,

Jun 30,

Jun 30,        Jun 16,1977 to

2005

2004

2005

2004

Jun 30, 2005

REVENUES

$     -

$      -

$    -

$   -

$    -

EXPENSES

Administrative

89,955

562

92,076

3,037

187,407

NET PROFIT (LOSS)

(89,955)

(562)

(92,076)

(3,037)

(187,407)

NET LOSS PER COMMON

SHARE

Basic and diluted

$  (.01)

$       -

$  (.01)

$     -

AVERAGE  OUTSTANDING

SHARES – stated in 000’s

Basic

8,403

7,893

9,153

8,073

The accompanying notes are an integral part of these financial statements.

TURINCO, INC.

(Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

Capital in

   Common Stock

Excess of

Accumulated

Shares

Amount

Par Value

Deficit

Balance December 31, 2002

7,218,000

7,218

80,228

(87,446)

Issuance of common stock for cash-

December 2003

315,000

315

1,785

-

Contributions to capital-expenses

-

-

3,017

Net operating loss for the year ended

December 31, 2003

-

-

-

(3,650)

______

_______

_______

_______

Balance December 31, 2003

7,533,000

7,533

85,030

(91,096)

Issuance of common stock for cash-

April 2004

720,000

720

3,280

-

Net operating loss for the year ended

December 31, 2004

-

-

-

(4,235)

______

______

______

______

Balance December 31, 2004-audited

8,253,000

8,253

88,310

(95,331)

Return and cancellation of common

stock

(1,350,000)

(1,350)

2,250

-

Issuance of common stock for cash-

May 2005

3,000,000

3,000

297,000

-

Net operating loss for six months

ended June 30, 2005

-                             -                            -

                       (92,076)

Balance June 30, 2005- unaudited

9,903,000

$ 9,903

$ 387,560

$ (187,407)

The accompanying notes are an integral part of these financial statements.

TURINCO, INC.

(Development Stage Company)

STATEMENTS OF CASH FLOWS - unaudited

For the Six Months Ended June 30, 2005,  and 2004

and the Period June 16, 1977 (Date  of  Inception) to June 30, 2005

Jun 16, 1977

Jun 30,

Jun 30,

to Jun 30

2005

2004

2005

CASH FLOWS FROM

OPERATING ACTIVITIES

Net Loss

$ (92,076)

$ (3,037)

$(187,407)

Adjustments to reconcile net loss to

net cash provided by operating activities

Contributions to capital –expenses

-

-

13,463

Issuance of common stock for services

-

-

19,500

Changes in advance deposits

-

(1,750)

-

Change in accounts payable

7,746

154

7,746

_______

______

_______

Net Cash Used in Operations

(84,330)

(4,633)

(146,698)

CASH FLOWS FROM INVESTING

ACTIVITIES

Intercompany advances

(216,526)

      -

(216,526)

CASH FLOWS FROM FINANCING

ACTIVITIES

Contributions to capital

900

-

900

Stock subscriptions received

562,500

-

562,500

Proceeds from issuance of common stock

300,000

4,000

363,600

863,400

4,000

927,000

Net Increase (Decrease) in Cash

562,544

(633)

563,776

Cash at Beginning of Period

1,232

1,467

          -

Cash at End of Period

$   563,776

$   834

$  563,776

The accompanying notes are an integral part of these financial statements.

TURINCO,  INC.

( Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2005

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

On June 30, 2005, the Company  had a  net operating loss  carry forward of  $187,407. The income  tax benefit of approximately $56,000 from the loss carry forward  has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire in 2026.

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

June 30, 2005

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

TURINCO,  INC.

( Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2005

3. CAPITAL STOCK

During 2005 a former officer of the Company returned 1,350,000 post split common shares for cancellation and the Company completed a forward stock split of nine shares for each outstanding share.  This report  has been prepared showing post split shares from inception.

During December 2003 the Company completed a private placement of 315,000 post split common shares for $2,100 and during April 2004 720,000 post split common shares for $4,000.

During May 2005 the Company completed a private placement of 3,000,000 common shares for $300,000.

The company received $562,500 in stock subscriptions as partial payment for the purchase of up to 2,000,000 shares of common stock.

4.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors have acquired 15% of the outstanding common stock of the Company.

5.  PROPOSED ACQUISITION OF ALL OUTSTANDING STOCK OF ARVANA

During May, 2005, the Company signed a letter of intent to acquire all outstanding stock of  Arvana Networks, Inc, which is a managed voice service provider,  incorporated in Barbados. Arvana has  VOIP equipment and system software, and  purchase agreements with two established companies providing telephone and IP services in Rio de Janeiro and San Paulo, Brazil.  Under the terms of the acquisition, the Company will issue 4.5 million common shares in exchange for all outstanding shares  of Arvana with an anticipated closing in August 2005.

The Company has advanced Arvana Networks, Inc.  $216,527 in anticipation of completing the acquisition.

__________________________________________________________________________________

ITEM 2.   PLAN OF OPERATIONS

__________________________________________________________________________________

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

In May 2005, the Company announced that it has executed a letter of intent to acquire 100% of Arvana Networks, Inc. (“Arvana”) which is a managed voice services provider, dedicated to serving its partners with complete turnkey IP telephone solutions which enable fast deployment of voice services over existing data networks without requiring telephone expertise (VoiP).  Upon entry into a definitive agreement and completion of due diligence, the Company anticipates closing the acquisition by the end of August, 2005.

Results of Operations

Results of Operations for the three months ended June 30, 2005 and June 30, 2004

The Company has had no operations during this reporting period.

During the three month period ended June 30, 2005 the Company has expenses of $89,955 compared to expenses of $562 for the same period ended 2004.  Expenses increased during the three month period ended June 30, 2005 due to the activities associated with the potential Arvana acquisition and consisted of administrative, legal, travel and consulting fees.  Expenses for the same period in 2004 were minimum operating requirements.

Results of Operations for the six months ended June 30, 2005 and June 30, 2004

During the six month period ended June 30, 2005, the Company had expenses of $92,076 compared to expenses of $3,037 for the same period in 2004.  For the six months ended June 30, 2005, expenses consisted of $28,293 office costs, $5,063 in legal and accounting fees, $46,204 travel expense, consulting fees of $10,000 and filing/transfer agent fess in the amount of $2,515.

The Company incurred a net loss of $92,076 for the six month period ended June 30, 2005.

In May, 2005, the Company signed a letter of intent to acquire all the outstanding stock of Arvana Networks, Inc., which is a managed voice service provider.  Arvana has VoiP equipment and system software and purchase agreements with two established companies providing telephone and IP services in Brazil.  Under the terms of the acquisition, the Company intends to issue 4,500,000 restricted common shares in exchange for all the issued and outstanding shares of Arvana.  Subject to entry into a definitive agreement and completion of due diligence, the Company anticipates closing the acquisition in August, 2005.  In anticipation of the acquisition, the Company has advanced $216,527 to Arvana Networks, Inc.

Liquidity and Capital Resources

As of June 30, 2005, the Company had assets of $780,303 consisting of $563,776 in cash and $216,527 in intercompany advances.  Total current liabilities as of June 30, 2005 were $7,747.  During the quarter ended June 30, 2005, the Company completed a private placement of 3,000,000 restricted common shares for $300,000 and received $562,500 in stock subscriptions as partial payment for the purchase of up to 2,000,000 shares of restricted common stock.  The proceeds from the private placement are being used for the Company’s expenses associated with the potential acquisition of Arvana Networks, Inc.  The Company may need additional working capital to finance its planned activity.

____________________________________________________________________________________

ITEM 3. CONTROLS AND PROCEDURES

____________________________________________________________________________________

Based on an evaluation as of the date of the end of the period covered by this Form 10-QSB, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Changes in Internal Controls

There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

PART 2 – OTHER INFORMATION

_____________________________________________________________________________________

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

_____________________________________________________________________________________

On May 16, 2005, Turinco, Inc. closed a private placement of its common stock.  The Company sold 3,000,000 shares of its common stock, $.001 par value, for a total of $300,000 to 28 investors.  The shares were sold in a private transaction and the Company relied on an exemption from registration pursuant to Regulation S, Rules Governing Offers and Sales Made Outside the United States Without Registration Under the Securities Act of 1933. No broker was involved and no commissions were paid in the transaction.

________________________________________________________________________________

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

______________________________________________________________________________

(a) Exhibits

Exhibit 31.1

Rule 13a-14(a)/15d-14(a) Certification

.

Exhibit 31.2

Rule 13a-14(a)/15d-14(a) Certification

Exhibit 32.1

Certification by the Chief Executive Officer Relating to a Periodic Report Containing Financial Statements.*

Exhibit 32.2

Certification by the  Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.*

(b) Reports on Form 8-K.

On May 23, 2005, The Company filed an 8K covering the following matters:

ITEM 3.02  UNREGISTERED SALES OF EQUITY SECURITIES

On May 16, 2005, Turinco, Inc. closed a private placement of its common stock.  The Company sold 3,000,000 shares of its common stock, $.001 par value, for a total of $300,000 to 28 investors.  The shares were sold in a private transaction and the Company relied on an exemption from registration pursuant to Regulation S, Rules Governing Offers and Sales Made Outside the United States Without Registration Under the Securities Act of 1933. No broker was involved and no commissions were paid in the transaction.

ITEM 5.02  CHANGE OF DIRECTORS/PRINCIPAL OFFICERS

Effective May 20, 2005, Penney L. Smith has resigned as an officer and director of the Company for personal reasons. Sir John Baring, Bt, has been appointed a director of the Company and President and Secretary to fill the vacancy left by Ms. Smith’s resignation.

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

________________________________________________________________________________

SIGNATURES

_________________________________________________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

     Turinco, Inc.

Date:  August 15, 2005

S/ Sir John Baring

Sir John Baring, President and CEO

Date:  August 15, 2005

S/ Leonard G. Gordon

Leonard G. Gordon, Chief Financial Officer