Form 10QSB/A
period 2005-06-30
TURINCO INC
filed 2005-09-08
CIK 1113313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB/A

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

1981 East  Murray  Holiday  Road, Salt Lake City, Utah            84117

                 (Address of principal executive offices)                            (Zip Code)

801-272-9294

Registrant’s telephone number, including area code

___________________________________________

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

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable

$ 7,747

 $      -

Total Current Liabilities

7,747

                        -

STOCKHOLDERS’ EQUITY

Common stock

100,000,000 shares authorized at $0.001 par value;

9,903,000 shares issued and outstanding June 30, 2005

9,903

8,253

Capital in excess of par value

387,560

88,310

Stock subscriptions received

562,500

-

Deficit accumulated during the development stage

(187,407)

(95,331)

Total Stockholders’ Equity

772,556

1,232

$ 780,303

$1,232

The accompanying notes are an integral part of these financial statements.

TURINCO, INC.

(Development Stage Company)

STATEMENTS OF OPERATIONS – unaudited

For the Three and Six Months Ended June 30, 2005, and 2004

and the Period June 16, 1977 (Date of Inception) to June 30, 2005

___________________________________________________________________________________________

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

_________________________________________________________________________________________

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

__________________________________________________________________________________________

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

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts is computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common or preferred share rights unless the exercise becomes anti-dilutive and then only the basic per share amounts are shown in the report.

TURINCO, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2005

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their estimated fair value due to their short term maturities.

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

TURINCO, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2005

___________________________________________________________________________________________

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

During May 2005 the Company completed a private placement of 3,000,000 common shares for $300,000.  As part of a private placement for the purchase of up to 2,000,000 shares of common stock, the Company has received $562,500 in initial stock subscriptions.

4.  PROPOSED ACQUISITION OF ALL OUTSTANDING STOCK OF ARVANA

During May, 2005, the Company signed a letter of intent to acquire all the outstanding stock of Arvana Networks, Inc, which is a managed voice service provider, incorporated in Barbados. Arvana has VOIP equipment and system software, and purchase agreements with two established companies providing telephone and IP services in Rio de Janeiro and Sao Paulo, Brazil.  Under the terms of the acquisition, the Company will issue 4.5 million common shares in exchange for all outstanding shares of Arvana with an anticipated closing in August 2005.

The Company has advanced Arvana Networks, Inc.  $216,527 in anticipation of completing the acquisition.

______________________________________________________________________________________

ITEM 2.   PLAN OF OPERATIONS

______________________________________________________________________________________

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

Liquidity and Capital Resources

As of June 30, 2005, the Company had assets of $780,303 consisting of $563,776 in cash and $216,527 in inter-company advances.  Total current liabilities as of June 30, 2005 were $7,747.  During the quarter ended June 30, 2005, the Company completed a private placement of 3,000,000 restricted common shares for $300,000 and received $562,500 in stock subscriptions as partial payment for the purchase of up to 2,000,000 shares of restricted common stock.  The proceeds from the private placement are being used for the Company’s expenses associated with the potential acquisition of Arvana Networks, Inc.  The Company may need additional working capital to finance its planned activity.

_______________________________________________________________________________________

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

PART 2 – OTHER INFORMATION

__________________________________________________________________________________________

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

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

_____________________________________________________________________________________________

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

* The Exhibit attached to this Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

_____________________________________________________________________________________________

SIGNATURES

_____________________________________________________________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Turinco, Inc.

Date:  August 31, 2005

S/Sir John Baring

Sir John Baring, President and CEO

Date:  August 31, 2005

S/Leonard G. Gordon

Leonard G. Gordon, Chief Financial Officer