Form 10QSB
period 2005-09-30
TURINCO INC
filed 2005-12-14
CIK 1113313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2005

☐ Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934
For the transition period from _____ to _____

COMMISSION FILE NUMBER 000-30695

TURINCO, INC.
(Name of small business issuer in its charter)

NEVADA	87-0618509
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2610-1066 West Hastings St.,
Vancouver, British Columbia	V6E 3X2
(Address of principal executive offices)	(Zip Code)

604-684-4691
Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 15,391,500 shares of Common Stock as of December 8, 2005

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The following unaudited consolidated interim financial statements of Turinco Inc. (the “Company”) are included in this Quarterly Report on Form 10-QSB:

Page
Consolidated Interim Balance Sheets as at September 30, 2005 and December 31, 2004	F1
Consolidated Interim Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2005 and 2004 and the period from June 16, 1977 (inception) to September 30, 2005	F2
Consolidated Interim Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 and the period from June 16, 1977 (inception) to September 30, 2005	F3
Consolidated Interim Statements of Changes in Stockholder’s Equity for the period from December 31, 2004 to September 30, 2005	F4
Notes to Financial Statements	F5

TURINCO INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED INTERIM BALANCE SHEETS
(EXPRESSED IN US DOLLARS)

	September 30,	December 31,
	2005	2004
	$	$
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	1,339,875	1,232
Receivables	11,277	-
Amounts due from related parties (Note 5)	4,754	-
TOTAL CURRENT ASSETS	1,355,906	1,232

PROPERTY AND EQUIPMENT (Note 3)	81,865	-

TOTAL ASSETS	1,437,771	1,232

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Payables and accrued liabilities	253,149	-
Amounts due to related parties (Note 5)	35,277	-
TOTAL CURRENT LIABILITIES	288,426	-

AMOUNT PAYABLE TO GLOINFO (Note 5)	39,821	-

TOTAL LIABILITIES	328,247	-

STOCKHOLDERS' EQUITY (Note 6)
Common stock
100,000,000 common shares authorized at $0.001 par value;
13,408,000 common shares issued and outstanding as at Sept. 30, 2005 (8,253,000 at December 31, 2004)	13,408	8,253
Additional paid-in capital	16,230,215	88,310
Shares to be issued (Note 6)	200,000	-
Deficit accumulated during the development stage	(15,335,644)	(95,331)
Accumulated other comprehensive income
- foreign exchange translation	1,545	-
TOTAL STOCKHOLDERS' EQUITY	1,109,524	1,232

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	1,437,771	1,232

The accompanying notes are an integral part of these consolidated interim financial statements.

TURINCO INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
AND THE PERIOD JUNE 16, 1977 (INCEPTION) TO SEPTEMBER 30, 2005
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

					Period from
					June 16, 1977
	Three months ended		Nine months ended		(inception)
	September 30,		September 30,		to September 30,
	2005	2004	2005	2004	2005
	$	$	$	$	$
					(Cumulative)

OPERATING EXPENSES
Administration	315,965	654	408,041	3,691	503,372
Depreciation	35	-	35	-	35
Research and Development	15,834	-	15,834	-	15,834
Stock-based compensation (Notes 3, 5, 6)	9,116,403	-	14,816,403	-	14,816,403
NET LOSS FOR THE PERIOD	(9,448,237)	(654)	(15,240,313)	(3,691)	(15,335,644)

Foreign currency translation adjustment	1,545	-	1,545	-	1,545

COMPREHENSIVE LOSS FOR THE PERIOD	(9,446,692)	(654)	(15,238,768)	(3,691)	(15,334,099)

Loss per share - basic and diluted	$0.86 $	0.00	$1.66 $	0.00

Weighted average number of
common shares outstanding	10,976,870	8,253,000	9,173,681	8,073,000

The accompanying notes are an integral part of these consolidated interim financial statements.

TURINCO INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

						Period from
						June 16, 1977
		Nine months ended				(inception)
		September 30,				to September 30,
CASH PROVIDED BY (USED IN)		2005		2004		2005
		$		$		$
						(Cumulative)

OPERATING ACTIVITIES
Net loss for the period		(15,240,313)		(3,691)		(15,335,644)

Adjustments to reconcile net loss for the period to net cash used in operating activities
Depreciation		35		-		35
Stock-based compensation		14,816,403		-		14,816,403
Issuance of common stock for expenses and services		-		-		32,963
Increase in receivables		(5,175)		-		(5,175)
Increase in payables and accrued liabilities		176,135		154		176,135
Net cash used in operations		(252,915)		(3,537)		(315,283)

INVESTING ACTIVITIES
Acquisition of equipment		(15,605)		-		(15,605)
Cash of Arvana Networks on acquisition date		33,154		-		33,154
Net cash provided by investing activities		17,549		-		17,549

FINANCING ACTIVITIES
Amounts due to / from related parties		(250,629)		-		(250,629)
Contributions to capital		900		-		900
Shares to be issued		200,000		-		200,000
Proceeds from issuance of common stock		1,626,000		4,000		1,689,600
Net cash provided by financing activities		1,576,271		4,000		1,639,871

EFFECT OF FOREIGN EXCHANGE ON CASH AND CASH EQUIVALENTS		(2,262)		-		(2,262)

NET INCREASE IN CASH AND CASH EQUIVALENTS		1,338,643		463		1,339,875

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		1,232		1467		-

CASH AND CASH EQUIVALENTS, END OF PERIOD		1,339,875		1,930		1,339,875

SUPPLEMENTAL INFORMATION	$		$		$
Interest paid		-		-		-
Taxes Paid		-		-		-

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES	$		$		$
Issuance of common stock for expenses and services		-		-		32,963
Issuance of 330,000 common shares for finders fees - 2005 (Note 5)		752,400		-		752,400
Contribution of equipment for interest in variable interest entity - 2005 (Note 5)		39,821		-		39,821
Issuance of 3,000,000 common shares for acquisition of Arvana Networks - 2005 (Note 6)		6,840,000		-		6,840,000

The accompanying notes are an integral part of these consolidated interim financial statements.

TURINCO INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

					Deficit
	Common Stock				accumulated	Accumulated
			Additional		during the	Other	Total
			Paid-in	Shares to be	development	Comprehensive	Stockholders'
	Shares	Amount	Capital	issued	stage	Income	Equity
		$	$	$	$	$	$

From Inception to December 31, 2004	8,253,000	8,253	88,310	-	(95,331)	-	1,232

Contribution to capital	-	-	900	-	-	-	900
Return and cancellation of common stock - March 2005	(1,350,000)	(1,350)	1,350	-	-	-	-
Issuance of common stock for cash at $0.10 - May 2005 (Note 6b)	3,000,000	3,000	5,997,000	-	-	-	6,000,000
Issuance of common stock for cash at $1.25 - July 2005 (Note 6c)	400,000	400	911,600	-	-	-	912,000
Return and cancellation of common stock - August 2005	(1,017,000)	(1,017)	1,017	-	-	-	-
Issuance of common stock for cash at $1.25 - August 2005 (Note 6e)	792,000	792	1,804,968	-	-	-	1,805,760
Issuance of common stock for finders fee at $2.28 - August 2005 (Note 6f)	330,000	330	752,070	-	-	-	752,400
Issuance of common stock in transaction with Arvana Networks at $2.28 - August 2005 (Note 3)	3,000,000	3,000	6,837,000	-	-	-	6,840,000
Finders fees paid or payable in cash - July, August, September 2005	-	-	(164,000)	-	-	-	(164,000)
Shares subscriptions received - September 2005	-	-	-	200,000	-	-	200,000
Foreign exchange translation adjustment	-	-	-	-	-	1,545	1,545
Net operating loss for the nine months ended September 30, 2005	-	-	-	-	(15,240,313)	-	(15,240,313)

Balance September 30, 2005	13,408,000	13,408	16,230,215	200,000	(15,335,644)	1,545	1,109,524

The accompanying notes are an integral part of these consolidated interim financial statements.

TURINCO, INC.
(A development stage company)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Nine Months Ended September 30, 2005 and 2004
(expressed in US dollars)
(Unaudited)

1. Nature of business and ability to continue as a going concern

Turinco, Inc., (the ‘Company’) is a development stage company and was incorporated under the laws of the State of Nevada on June 16, 1977 with authorized common stock of 2,500 shares with a par value of $0.25. On October 16, 1998 the authorized capital stock was increased to 100,000,000 shares with a par value of $0.001.

In 1998 the Company completed a forward common stock split of eight shares for each outstanding share. In 2005 the Company completed another forward common stock split of nine shares for each outstanding share. These consolidated interim financial statements have been prepared showing after stock split shares with a par value of $0.001.

The Company was inactive from 1982 until this year, during which time the Company was in the process of seeking profitable business opportunities. In early 2005, the Company was introduced to the emerging technology of Voice over the Internet (VOIP) telephone services. Since then, the Company has been engaged in the exploration and development of the business plan for the provision of VOIP telephone services, and is actively engaged in implementing the digital technology of the VOIP solutions in market areas that present business opportunities.

The Company plans on developing the first phase of this business through its wholly-owned subsidiary Arvana Networks Inc. (‘Arvana Networks’) which wholly owns Arvana Participações (‘Arvana Par’) a company incorporated in Brazil. The Company’s business activities to date have been directed towards market analysis, developing business plans, searching out appropriate local partners and develop technical plans in order to launch VOIP telephone services in Rio de Janeiro, Sao Paulo and other major cities in Brazil early in 2006.

These consolidated interim financial statements for the nine-month period ended September 30, 2005 include the accounts of the Company, its subsidiary Arvana Networks (including its wholly owned subsidiary Arvana Par) and Arvana Comunicações do Brasil S. A. (“Arvana Com”), a Variable Interest Entity (Note 4). These financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. At September 30, 2005, the Company has an accumulated deficit during the development stage of $15,335,644. To date, the Company has generated no revenue from its VOIP business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might arise from this uncertainty.

The continuation of the Company is dependent upon achieving a profitable level of operations as well as obtaining further long-term financing. During the third quarter, the Company completed a private placement of its common stock raising $1,490,000 in cash for working capital purposes, and at September 30, 2005 had $1,339,875 remaining to fund its operational costs. Management plans to raise $1,500,000 in additional equity capital over the next twelve months to finance the operations and capital requirements of the Company in 2006. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate sufficient funds for operations.

On October 6, 2005, the Company, through Arvana Par, entered into an investment agreement with Gloinfo 500 Soluções EM Telemática Ltda. (“Gloinfo”) and its owner. The investment agreement provides for the investment in Arvana Com by each of Arvana Par and Gloinfo. Arvana Com is a Brazilian corporation that has been formed to operate a VOIP business in Brazil.

TURINCO, INC.
(A development stage company)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Nine Months Ended September 30, 2005 and 2004
(expressed in US dollars)
(Unaudited)

Arvana Par will own 75% of Arvana Com and Gloinfo will own 25% of Arvana Com upon completion of the investments and transactions contemplated by the Investment Agreement. The Company has agreed to invest approximately $2,000,000 in equipment, software and cash in order to develop the VOIP business in Brazil. See note 7 (b).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of presentation

The Company is currently in the development stage and presents its financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company’s fiscal year end is December 31. The accompanying consolidated interim financial statements of Turinco, Inc. for the three and nine months periods ended September 30, 2005 and 2004 and for the cumulative period from inception (June 16, 1977) through September 30, 2005 have been prepared in accordance with accounting principles generally accepted in the United States. Also, they are unaudited but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future.

These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2004 included in our annual report on Form 10-KSB for the year ended December 31, 2004 on file with the Securities and Exchange Commission. The accounting policies set forth in the audited annual financial statements are the same as the accounting policies utilized in the preparation of these consolidated financial statements, except as condensed and omitted pursuant to the rules and regulations of the Securities and Exchange Commission for appropriate interim presentation and those newly adopted in connection with the transaction with Arvana Networks and consolidation of Arvana Com as a result of the application of, the Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51.” (“FIN No. 46”) (Note 2g).

Included in the financial statements are the accounts of the Company, its wholly-owned subsidiaries Arvana Networks, Arvana Par, and the accounts of Arvana Com (a variable interest entity – see note 2 (g)). All significant inter-company transactions and balances have been eliminated.

b) Foreign currency translation and transactions

Turinco, Inc.’s functional currency is the United States dollar, however, the functional currency of Arvana Networks’ wholly owned subsidiary Arvana Par and the accounts of Arvana Com are the Brazilian Real as substantially all of its operations are in Brazil.

Assets and liabilities of the subsidiary operation denominated in a foreign currency are translated into US dollars at the exchange rate in effect at the period end. Revenue and expenses are translated at the average rates of exchange prevailing during the periods. The cumulative effects of these translation adjustments were included in the Accumulated Other Comprehensive Income account in Stockholders Equity.

Transactions conducted in currencies other than the respective functional currency of each of the entities are recorded using the exchange rate in effect on the transaction date. At the period end, monetary assets and liabilities are translated to the functional currency of each entity using the exchange rate in effect at the period end date. Transaction gains and losses are recorded in the Statement of Operations and Comprehensive Loss.

TURINCO, INC.
(A development stage company)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Nine Months Ended September 30, 2005 and 2004
(expressed in US dollars)
(Unaudited)

The exchange rate prevailing at September 30, 2005 was 2.2125, stated in the Brazilian Real per one US dollar. The average exchange rate during the period ended September 30, 2005 was 2.496 stated in the Brazilian Real per one US dollar.

c) Comprehensive Income

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting and presentation of comprehensive income, its components and accumulated balances. Comprehensive income is comprised of net income (loss) and all changes to stockholders’ equity except those resulting from investments by owners and distributions to owners.

d) Cash equivalents

The Company considers all highly liquid investments with terms to maturity of three months or less when acquired to be cash equivalents.

e) Property and equipment:

Property and equipment is stated at cost less accumulated depreciation and is depreciated on a straight line basis commencing when the assets are put into use over the estimated useful lives of the assets as follows:

Office equipment	5 years
Computer hardware	3 years
Computer software	1 year

The majority of the equipment was acquired in September 2005. At September 30, 2005, the only equipment that was fully installed and had been put into use was one piece of office equipment purchased by Arvana Networks prior to the transaction date.

In accordance with SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets, the Company reviews the carrying value of long-lived assets for impairment whenever events and circumstances indicate that the carrying value of the assets might be impaired and the carrying value may not be recoverable. Recoverability of these assets is measured by comparison of the carrying value of the assets to the undiscounted cash flows estimated to be generated by those assets over the remaining economic life. If the undiscounted cash flows are not sufficient to recover the carrying value of such assets, the assets are considered impaired. The impairment loss is measured by comparing the fair value of the assets to their carrying values. Fair value is determined by either a quoted market price or a value determined by a discounted cash flow technique, whichever is more appropriate under the circumstances involved. No impairment was required to be recorded during the periods presented in these consolidated interim financial statements.

f) Financial Instruments

Financial instruments of the Company are comprised of cash and cash equivalents, receivables, payables and accrued liabilities, and amounts due to and from related parties. Except as indicated below, on September 30, 2005, the estimated fair values of financial instruments were considered by management to be not materially different from their carrying value due to their short term to maturity or capacity for prompt liquidation.

TURINCO, INC.
(A development stage company)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Nine Months Ended September 30, 2005 and 2004
(expressed in US dollars)
(Unaudited)

g) Variable Interest Entity

In January 2003, FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51.” which was later amended in December 2003. The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (1) the equity investors do not have a controlling financial interest; or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As amended in December 2003, the effective dates of FIN No. 46 for public entities that are small business issuers, as defined (“SBIs”), are as follows: (a) For interests in special-purpose entities: periods ended after December 15, 2003; (b) For all VIEs created before January 31, 2003; periods ending after December 31, 2004; and (c) For all VIEs created after January 31, 2003, Fin No. 46 is applicable immediately. The December 2003 amendment of FIN No. 46 also includes transition provisions that govern how an SBI which previously adopted the pronouncement (as it was originally issued) must account for consolidated VIEs.

Arvana Com was incorporated in January 2005. In March 2005, Arvana Networks Inc signed a letter of intent to acquire Arvana Com as the vehicle for its development in the VOIP business in Brazil. Arvana Networks had no shareholding interest in Arvana Com as at September 30, 2005 (see Note 4). Arvana Com is considered a VIE because in order to complete an eventual acquisition, it had been established for the purposes of developing and continuing operations of the Company’s VOIP business, the Company had supplied Arvana Com with a non interest-bearing, no repayment term loan in the sum of $174,011 to be used for the pre-operating costs of the business, Arvana Com would not be able to operate without this subordinated support and this capital was at risk. The Company is considered the primary beneficiary because it absorbs the expected risk and residual gain of Arvana Com. As a result, the operations of Arvana Com were consolidated with the Company’s as of the intial transfer of funds on June 16, 2005. An extraordinary loss in the amount of $88,833 representing the net liabilities of Arvana Com on June 16, 2005 was recorded in Arvana Networks’ Statement of Operations prior to the transaction date.

h) New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) would require the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. For non-public entities, SFAS No. 123(R) is effective for the first interim or annual reporting period beginning after December 15, 2005.

In December 2004, FASB issued SFAS No. 153 to amend Opinion 29 by eliminating the exception for non-monetary exchanges of similar productive assets and replaces it with general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange is defined to have commercial substance if the future cash flows of the entity

TURINCO, INC.
(A development stage company)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Nine Months Ended September 30, 2005 and 2004
(expressed in US dollars)
(Unaudited)

are expected to change significantly as a result of the exchange. The provision of this Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, and should be applied prospectively.

In June 2005, the FASB issued Statement 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion 20 and FASB Statement 3. Statement 154 changes the requirements for the accounting and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principles be recognized by including the cumulative effect of the new accounting principle in net income of the period of change. Statement 154 now requires retrospective application of changes in accounting principle to prior period financial statements, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. The statement is effective for fiscal years beginning after December 15, 2005.

The Company is presently assessing the impact of the implementation of these new standards.

3. Arvana Networks Transaction

On August 18, 2005, Turinco, Inc. (“Turinco”) completed a transaction with Arvana Networks whereby 100% of the 4,500,000 shares of Arvana Networks were exchanged for an equal number of shares in Turinco, Inc. Arvana Networks’ business activities to date have been directed towards market analysis, developing business plans and searching out appropriate local partners in order to launch VOIP telephone services in Rio de Janeiro, Sao Paulo and other major cities in Brazil early in 2006.

Arvana Networks has an agreement with IP Horizon LLC (“IPH”), whereby IPH was issued 1,500,000 shares in exchange for a commitment to deliver equipment, software and network hardware for the initial launching of VOIP service in Brazil. IPH will also provide termination services to Arvana Networks, at its cost plus an administration fee not to exceed 13 percent. See Note 6(g).

As both Turinco and Arvana Networks are development stage companies, the share exchange transaction was scoped out of Statement of Financial Accounting Standard No. 141, “Business Combination”. Consequently, the transaction was recorded at the fair value of the 4.5 million Turinco’s common shares issued for the transaction based on the quoted market price of the Company’s common stock on the date of the agreement of $2.28 per share. This agreed upon consideration paid for the transaction was calculated based on the fair value of the assets recorded on Arvana Networks financial statements at the time of the transaction and on the compensation expenses given to management of Arvana Networks for pre-operating services provided to Arvana Networks and to retain their services. As such, the purchase price of the transaction has been allocated among the $33,154 in cash and $28,769 in other assets acquired and $358,166 in liabilities assumed based on the fair value and the excess of purchase price over fair value of assets acquired and liabilities assumed has been recorded as compensation expense paid of $7,136,243 to the management of Arvana Networks at the time of the transaction.

4. Variable Interest Entity

The Company adopted FIN No. 46 for the presentation of its interest in Arvana Com. Subsequent to the elimination of the intercompany balances and transactions, Arvana Com had net assets of $29,787 as at September 30, 2005 and a net loss of $178,438 for the nine-month interim period to September 30, 2005 of which $89,605 was the loss incurred subsequent to Arvana Com

TURINCO, INC.
(A development stage company)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Nine Months Ended September 30, 2005 and 2004
(expressed in US dollars)
(Unaudited)

becoming a VIE and is included in administration expenses.

As the Company has no equity interest in Arvana Com, the maximum exposure of loss by the Company in the VIE is the accounts receivable from Arvana Com totaling $174,011 as at September 30, 2005. This amount has been eliminated upon consolidation of the inter-company accounts.

5. Related Parties

At September 30, 2005, the Company was owed $4,754 from Valor Invest Ltd., a company with a director in common. The loan bears no interest and has no specific terms of repayment.

At September 30, 2005, the Company owed $35,277 to two directors for reimbursement of expenses. These loans bear no interest and have no specific terms of repayment.

An amount of $39,821 is payable to Gloinfo for the fair value of equipment contributed by Gloinfo for a 25% interest in Arvana Com. Since the required shares of Arvana Com had not been issued as of September 30, 2005 and their issuance is not entirely within the control of the Company or Arvana Com, this amount is recorded as a liability.

For the nine-month period ended September 30, 2005, $79,897 was incurred by the Company for services rendered by a director, the President, the Chief Financial Officer and the Corporate Secretary of Turinco, Inc. and the President and Corporate Secretary of Arvana Networks. An additional amount of $60,451 was incurred by Arvana Networks prior to acquisition for services rendered by its directors and officers.

During the nine-month period ended September 30, 2005, the Company paid an amount of $50,000 and issued 240,000 common shares valued at $547,200 based on the market value at the date of issue. Of these shares, 130,000 shares were issued to a director of the Company. The common shares were issued as a finders fee for the introduction of IPH to Arvana Networks. This amount is included in the stock-based compensation paid in the transaction with Arvana Networks. See Note 6(f).

In addition, as part of the finders fee relating to the transaction with Arvana Networks, 90,000 restricted common shares were issued, valued at $205,200 based on the market value at the date of issue to a company with a common director. This amount is included in the stock-based compensation paid in the transaction with Arvana Networks. See Note 6(f).

6. Share Capital

(a) During 2005 an officer of the Company returned 1,350,000 post split common shares for cancellation and the Company completed a forward stock split of nine shares for each outstanding share. This report has been prepared showing post split shares from inception.

(b) During May 2005 the Company completed a private placement of 3,000,000 common shares for $300,000 ($0.10 per share). For accounting purposes, the shares issued were recorded at their fair value of $6,000,000 ($2.00 per share) based on the quoted market price of the Company’s common shares on the date of issuance. The $5,700,000 difference between the trading price and the cash proceeds is included in stock based compensation. 250,000 of these

TURINCO, INC.
(A development stage company)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Nine Months Ended September 30, 2005 and 2004
(expressed in US dollars)
(Unaudited)

shares were issued to Valor Invest Ltd., a company with a director in common.

(c) In July, the Company issued 400,000 common shares for proceeds of $500,000 ($1.25 per share). For accounting purposes, the shares issued were recorded at their fair value of $912,000 ($2.28 per share) based on the quoted market price of the Company’s common share on the date of issuance. The $412,000 difference between the trading price and the cash proceeds is included in stock based compensation.

(d) On August 4, 2005, 1,017,000 post split common shares were returned for cancellation, for no consideration.

(e) In August 2005, the Company issued 792,000 common shares for proceeds of $990,000 ($1.25 per share). For accounting purposes, the shares issued were recorded at their fair value of $1,805,760 ($2.28 per share) based on the quoted market price of the Company’s common share on the date of issuance. The $815,760 difference between the trading price and the cash proceeds is included in stock based compensation.

(f) In August 2005, the Company issued 330,000 common shares with a total value of $752,400 ($2.28 per share) as finders fees relating to the introduction of the Company to IP Horizon and the transaction with Arvana Networks. This amount is included in stock based compensation. 90,000 of these shares were issued to Valor Invest Ltd., a company with a director in common (see Note 5). 130,000 of these shares were issued to a director of the Company.

(g) On August 18, 2005, 100% of the shares of Arvana Networks were exchanged for 4,500,000 restricted common shares of Turinco, Inc. 685,300 shares are further restricted in accordance with terms of the service agreement and can be earned over a two year period as follows: 342,700 shares can be released in August 2006 and 342,600 shares can be released in August 2007.

Turinco, through its wholly owned subsidiary Arvana Networks has an agreement with IPH, whereby IPH was issued 1,500,000 shares in exchange for a commitment to deliver equipment, software and network hardware for the initial launching of VOIP services in Brazil. IPH will also provide termination services to Arvana Networks, at its cost plus an administration fee not to exceed 13 percent. As of September 30, 2005, the Company had not received the assets acquired in connection with this transaction or other consideration. These restricted shares cannot be sold to a third party and they can be returned if the terms of the agreement are not met. As a result, these shares will not be considered issued for accounting purposes until the period when the Company receives the equipment and the conditions of the contract are met.

(h) The Company has previously not granted any stock options or warrants.

(i) As at September 30, 2005 the Company had received $200,000 for common shares that were to be issued. The shares were subsequently issued on October 28, 2005.

(j) The Company follows SFAS No. 123, “Accounting for Stock-Based Compensation,” in accounting for stock-based employee compensation plans and transactions in which an entity issued its equity instruments to acquire goods or services from non-employees. Where the fair value of equity instruments issued in connection with the provision of goods or services or the issuance of share capital is more reliably measurable than the fair value of the consideration received, the transaction is accounted for based on the fair value of the equity instruments issued and the difference between the fair value and recorded value of the transaction is

TURINCO, INC.
(A development stage company)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Nine Months Ended September 30, 2005 and 2004
(expressed in US dollars)
(Unaudited)

recorded as stock-based compensation expense.

7. Subsequent events:

(a) On October 21, 2005, the Company completed private placements of its common shares issuing 440,000 shares for a total of $550,000. These shares were issued in reliance of rule 903 of Regulation S, Rules Governing Offers and Sales Made Outside the United States Without Registration Under the Securities Act of 1933.

(b) On October 6, 2005, the Company, through its wholly owned subsidiaries, completed the first phase of an investment with Arvana Com and Gloinfo. This investment is for the development of the business of providing VOIP services in Brazil.

The Investment Agreement contemplates the contribution of assets and investments by the Company’s subsidiary, Arvana Par and Gloinfo in three stages, as described below.

Initial Capitalization

Upon execution of the Investment Agreement and in exchange for a 25% interest in Arvana Com, Gloinfo contributed certain equipment relating to the VOIP business presently being carried on by Gloinfo and certain billing and operating software for the provision of services.

First Closing

The Investment Agreement contemplated a first closing (the “First Closing”) which was completed concurrently with the execution of the Investment Agreement. The First Closing was comprised of Arvana Par’s commitment to subscribe for a 75% interest in the share capital of Arvana Com for a total subscription investment (the “Investment”) of R$5,000,000.00 (five million Reais) (equivalent to $2,197,319 based on a foreign exchange rate of R$2.2755 per US $1.00 as of October 6, 2005). Arvana Par will have an eighteen-month period during which to complete this investment which may be paid for in cash, assets and/or credits. Arvana Par may also loan funds or lease equipment to Arvana Com, on industry standard terms, and will be permitted to convert into share capital, in satisfaction of its subscription obligations in respect of the Investment and subject to applicable Brazilian law, the outstanding amount of any loan or value of any leased equipment.

The following agreements were executed upon completion of the First Closing:

(i)

Gloinfo and Arvana Com entered into an equipment lease agreement in the form required by the Investment Agreement whereby Arvana Com has leased to Gloinfo the VOIP equipment and the billing and operating software for the provision of the services originally transferred by Gloinfo to Arvana Com upon execution of the Investment Agreement;

(ii)	Gloinfo and Arvana Com entered into an office space lease agreement in the form required by the Investment Agreement;

(iii)

Arvana Par and Gloinfo entered into a shareholders’ agreement on the completion of the First Closing that provides, among other things, Arvana Par with a right of first refusal regarding the shares at any time held by Gloinfo in Arvana Com, and which provides each party with the right to participate pro rata in future issuances of Arvana Com’s share

TURINCO, INC.
(A development stage company)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Nine Months Ended September 30, 2005 and 2004
(expressed in US dollars)
(Unaudited)

capital; and

(iv)

Turinco, Inc. and Gloinfo entered into a software license agreement for the use by Gloinfo of certain proprietary VOIP network management software of Turinco, Inc. which includes a custom, standards-based IP voice service platform.

Interim Period between the First Closing and the Second Closing

Subsequent to the First Closing, Arvana Com intends to apply for a SCM (Serviço de Comunicação Multimídia) license from ANATEL (Agência Nacional de Telecomunicações), the Brazilian government regulatory authority that is responsible for regulating telecommunications activities in Brazil. During this period, Gloinfo and Arvana Com are to continue to develop and provide voice services based on VOIP technology in Brazil (the “Operation”) using the VOIP equipment and software leased from Arvana Com. Arvana Par also anticipates contributing new equipment to Arvana Com during this interim period that will be used to upgrade the VOIP network capabilities of the Operation in advance of the grant of an SCM license from ANATEL.

In order to assist Gloinfo and Arvana Com in the conduct of the Operation through to the Second Closing, Arvana Par may extend to Gloinfo loans up to the total principal amount of R$ 250,000 (equivalent to $109,890 based on a foreign exchange rate of approximately R$2.275 per US $1.00 as of October 6, 2005), which Gloinfo will exclusively use in the conduct of the Operation. Gloinfo will be obligated to repay to Arvana Par all loans in one single installment by October 31, 2005. In case of late payment, the debt will bear interest at the rate of 1% (one percent) per month, from the maturity date until the date of effective payment.

In addition, Gloinfo and Arvana Com have entered into a Service Agreement whereby Gloinfo is to provide support to Arvana Com and will be reimbursed for goods and services so provided and invoiced based on the market rate at the time.

The Second Closing

The Second Closing will take place on the second business day following the date on which Arvana Par delivers notice to Gloinfo that the conditions precedent to the Second Closing have been satisfied. These conditions precedent include, in addition to standard conditions precedent to closing, the following conditions precedent:

(1)	ANATEL (Agência Nacional de Telecomunicações) having issued to Arvana Com a SCM (Serviço de Comunicação Multimídia) license; and

(2)

Gloinfo and Arvana Com will have provided to Arvana Par all information and financial statements relating to Arvana Com and the business assets acquired by the Company from Gloinfo pursuant to the Investment Agreement as reasonably necessary for Turinco to meet its disclosure obligations under the Exchange Act as a result of completion of the Second Closing, including delivery of financial statements audited in accordance with the standards of the PCAOB by an auditor registered with the PCAOB and otherwise acceptable to the SEC.

On the date of the Second Closing, Gloinfo will transfer to Arvana Com, at no cost to Arvana Com, free and clear of any and all liens, encumbrances, debts, obligations and liabilities, all of its operations, businesses, rights and agreements relating to the Operation, including the trademarks and all operational agreements, client agreements, agency agreements for the sale of Internet Service, and rights relating to services of Gloinfo’s platform (3 Way Calling, Do not Disturb,

TURINCO, INC.
(A development stage company)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Nine Months Ended September 30, 2005 and 2004
(expressed in US dollars)
(Unaudited)

Conference Call, Detailed Billing, Unlimited Free IntraCall). Arvana Com will not assume or acquire any debts, obligations or liabilities in any way associated with the Operation in respect of the period through the Second Closing, and Gloinfo will remain fully and exclusively liable for all such debts, obligations and liabilities. In addition, Gloinfo will transfer to Arvana Com all of its employees employed in the Operation.

Share Swap Option

For a term of two years from the date of the First Closing, (i) Gloinfo will have an option to transfer all of its shares of Arvana Com to Turinco in exchange for the issuance by Turinco of 720,000 shares of its common stock; and (ii) Turinco shall have an option to issue 720,000 shares of its common stock to Gloinfo in exchange for all of the existing shares of Arvana Com held by Gloinfo at any time after Turinco’s shares have traded on the market for $2.50 or more per share. Both options shall be exercisable only once. The exercise of one of the above options shall automatically cancel the other option, and no re-exchange shall be permitted. Each option will extend to the shares of Arvana Com presently held by Gloinfo and to any shares of Arvana Com that Gloinfo may subsequently acquire prior to the exercise of any option. Upon exercise of either option, Gloinfo will deliver to Turinco an investment agreement or other declaration executed by Gloinfo in the form requested by Turinco as reasonably necessary to establish that the issuance of common shares of Turinco to Gloinfo will not be subject to the registration requirements of the United States Securities Act of 1933.

Share Pledge Agreement

In order to secure the amount of investment due and timely performance of the obligations of Gloinfo and its owner set forth in the Investment Agreement and in the agreements executed pursuant to the Investment Agreement:

(a)	Gloinfo has pledged to Arvana Par all of the shares of Arvana Com’s capital stock held by Gloinfo and any common shares or preferred shares which may at any subsequent time be held by Gloinfo; and

(b)	The owner of Gloinfo has pledged to Arvana Par all of Gloinfo’s capital stock held and any other capital stock which may at any subsequent time be acquired.

8. Commitments:

Arvana Networks has a contract for corporate secretarial services in the amount of $1,000 per month or $12,000 per year to Binnema Management Services in Barbados.

In connection with contracts entered with consultants, Arvana Networks has $22,084 in potential termination obligations, should the consulting contracts be terminated for other than cause.

Item 2.	Management’s Discussion and Analysis or Plan of Operations

OVERVIEW

The Company is engaged in the development of business opportunities in the telecommunications industry which are focused on the provision of voice over the internet (VOIP) telephone services. The Company’s business plan is to be a provider of VOIP services dedicated to serving its partners with complete turnkey IP telephone solutions which enable fast deployment of voice services over existing data networks.

The Company has been engaged since March 2005 in the acquisition and implementation of digital technology that will enable it to provide VOIP telecommunication services for prospective customers. In August 2005, the Company completed a transaction whereby the Company acquired all of the issued and outstanding shares of Arvana Networks Inc. (“Arvana Networks”). Arvana Networks is a company incorporated in Barbados that wholly owns Arvana Participações, a company incorporated in Brazil (“Arvana Par”). Arvana Par’s business activities to date have been directed towards development of a VOIP telephone services business to be located in Rio de Janeiro, Sao Paulo and other major cities in Brazil early in 2006. Arvana Par’s activities have included market analysis, development of business plans, identifying appropriate local partners and development of technical plans required in order to launch VOIP telephone services in Brazil early in 2006.

As discussed below, the Company, via Arvana Par, has entered into an investment agreement with a local partner for the establishment of its planned VOIP telephone services business in Brazil. This business will be carried out by Arvana Comunicações do Brasil S. A. (“Arvana Com”), a Brazilian company that is 75% owned by Arvana Par and 25% owned by Gloinfo 500 Soluções EM Telemática Ltda. (“Gloinfo”). Gloinfo is a local partner of the Company in Brazil. The Company’s plans for the development of the Arvana Com business are set forth below.

The Company is presently in the development stage of its business. The Company has yet to achieve any revenues and requires substantial additional financing in order to continue its plan of operations which, in the opinion of management, will provide a profit to the Company. Continuation of the Company as a going concern is dependent upon the Company obtaining this additional financing.

Voice over the internet is defined as the use of the internet protocol (IP) to establish voice communications in much the same way that e-mails are sent and received. The analog voice signal is digitized into packets which can then be sent and received using a private data network or the public Internet (or a combination of the two), to a destination server where the packets are re-assembled. This process happens in real-time so that two or more people can carry on a conversation. Arvana Networks owns and is developing proprietary software to ensure connectivity, detailed billing, and to facilitate the provision of telephone service with quality and reliability.

Arvana Com

The Company, Arvana Networks and Arvana Par entered into an investment agreement dated October 6, 2005 (the “Investment Agreement”) with Gloinfo and Paulo Messina. Arvana Par is a 99.9% owned subsidiary of Arvana Networks. Gloinfo is a Brazilian limited company that is controlled by Mr. Messina.

The Investment Agreement provides for the subscription for the capital stock of Arvana Com by each of Arvana Par and Gloinfo. Arvana Com is a Brazilian corporation that has been formed to carry out a VOIP business in Brazil as a jointly owned venture between Arvana Par and Gloinfo. As a result of the initial closing under the Investment Agreement on October 6, 2006, Arvana Par presently owns 75% of Arvana Com and Gloinfo presently owns 25% of Arvana Com.

Gloinfo has been engaged, in addition to its other business activities, in developing and providing voice services based on VOIP technology in Brazil under the trademarks Intervoz and Televoz. Gloinfo commenced its VOIP operations in early 2005. Gloinfo’s primary business is the provision of internet protocol (“IP”) based infrastructure services to some 350 independent subscribers in Brazil.

Upon execution of the Investment Agreement, Gloinfo contributed certain equipment relating to the VOIP business presently being carried on by Gloinfo and certain billing and operating software for the provision of the Intervoz and Televoz services. In turn, Arvana Par subscribed for additional share capital of Arvana Com representing a 75% interest in Arvana Com for a total subscription investment of R$5,000,000.00 (five million Reais) (equivalent to $2,197,319 based on a foreign exchange rate of R$2.2755 per US $1.00 as of October 6, 2005). Arvana Par will have an eighteen month period during which to complete this investment which may be paid for in cash, assets and/or credits. Arvana Par may also loan funds or lease equipment to Arvana Com, on industry standard terms, and will be permitted to convert into share capital, in satisfaction of its subscription obligations in respect of the Investment and subject to applicable Brazilian law, the outstanding amount of any loan or value of any leased equipment.

The following agreements were executed upon completion of the initial closing:

(a)

Gloinfo and Arvana Com entered into an equipment lease agreement in the form required by the Investment Agreement whereby Arvana Com has leased to Gloinfo the VOIP equipment and the billing and operating software for the provision of the Intervoz and Televoz services originally transferred by Gloinfo to Arvana Com upon execution of the Investment Agreement;

(b)	Gloinfo and Arvana Com entered into an office space lease agreement in the form required by the Investment Agreement;

(c)

Arvana Par and Gloinfo entered into a shareholders’ agreement on the completion of the First Closing that provides, among other things, Arvana Par with a right of first refusal regarding the shares at any time held by Gloinfo in Arvana Com, and which provides each party with the right to participate pro rata in future issuances of Arvana Com’s share capital; and

(d)

The Company and Gloinfo entered into a software license agreement for the use by Gloinfo of certain proprietary VOIP network management software of the Company which includes a custom, standards-based IP voice service platform.

Arvana Par and Gloinfo have also entered into a services agreement whereby Gloinfo has agreed to provide support to Arvana Par’s management and employees in the development of hardware and software VOIP solutions as required for the implementation of Arvana Par’s business plans. Arvana Par has agreed to reimburse Gloinfo for any expenditures for goods and services made on behalf of Arvana Par.

Subsequent to the initial closings under the Investment Agreement, Arvana Com has applied for a SCM (Serviço de Comunicação Multimídia) license from ANATEL (Agência Nacional de Telecomunicações), the Brazilian government regulatory authority that is responsible for regulating telecommunications activities in Brazil. Gloinfo is presently continuing to develop and provide voice services based on VOIP technology in Brazil under the trademarks Intervoz and Televoz (the “Brazilian VOIP business”) using the VOIP equipment and software leased from Avana Com. Arvana Par also anticipates contributing new equipment to Arvana Com during this interim period that will be used to upgrade the VOIP network capabilities of the Brazilian VOIP business in advance of the grant of the SCM license from ANATEL.

A final closing will take place under the Investment Agreement upon satisfaction of the following conditions precedent:

(a)	ANATELwill have issued to Arvana Com the SCM license; and

(b)

Gloinfo and Arvana Com will have provided to Arvana Par all information and financial statements relating to Arvana Com and the business assets acquired by the Company from Gloinfo pursuant to the Investment Agreement as reasonably necessary for Turinco to meet its disclosure obligations under the Exchange Act.

The final closing will be comprised of the transfer by Gloinfo of the Brazilian VOIP business to Arvana Com. This transfer will include the transfer by Gloinfo to Arvana Com of Gloinfo’s employees employed in the Brazilian VOIP business. Arvana Com will not assume any debts or liabilities of Gloinfo associated with the Brazilian VOIP business.

The Company’s plan of operations for the Brazilian VOIP business is to pursue the granting of the SCM license by Anatel in order that the final closing can proceed. Once the final closing has occurred, the Company plans to continue to upgrade the network capabilities and expand the customer base of the Brazilian VOIP business. The Company anticipates advancing approximately $2,000,000 to Arvana Com over the next twelve months as it pursues this plan of operations and in satisfaction of its subscription obligation for Arvana Par’s 75% interest in Arvana Com.

Additional Acquisitions and New Business Opportunities

The Company plans to consider and evaluate prospective acquisitions and new business opportunities in the VOIP market which would offer the Company the ability to deploy VOIP telephone solutions and expand the Company’s customer base and business. The Company anticipates that it will require additional financing in order to fund any prospective acquisitions or new business opportunities.

Management Team

The Company has been working at developing a management team for the development of this business. In August, Michael Jervis was hired to assist in the development of the Company’s business and was appointed as president and chief executive officer of the Company on October 17, 2005. Mr. Jervis has extensive management experience in the telecommunications and subscription television industries. Concurrent with the appointment of Mr. Jervis, Iain Drummond was appointed vice-president of business development and Karen Engleson was appointed corporate secretary of the Company. Mr. Drummond has over 30 years experience in global information technology marketing. Mr. Drummond commenced his career in Europe where he handled large private sector accounts for International Computers Ltd. (now Fujitsu). He subsequently managed a number of their overseas subsidiaries in South-east Asia, India, and the Middle East before being appointed president of the Canadian subsidiary in 1987. Ms. Engleson is a senior finance executive and has held a number of controllership positions with one of the largest cable operators in Canada. She has been responsible for many functions, including the preparation of the monthly financial statements, budgeting and forecasting, operational controls, remittance processing, collections, management information systems and facilities management. Since July of 1996, Ms. Engleson has been the controller for Multivision, the largest wireless cable operator in Bolivia. The Company hired David Troy as chief technology officer in August 2005. Mr. Troy has over 20 years experience with programming, systems, and software design and implementation. He has developed and implemented several pioneering software systems, including integrated provisioning, customer relations management, telephony, and management systems. He also has experience with a wide range of networking, software, and hardware platforms. In September 2005, the Company hired Glen Dalgliesh as network architect.

CRITICAL ACCOUNTING POLICIES

Basis of Presentation

The Company is currently in the development stage and presents its financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”.

The Company’s financial statements include the accounts of the Company, its wholly-owned subsidiaries Arvana Networks, Arvana Par, and the accounts of Arvana Com as a variable interest entity. All significant inter-company transactions and balances have been eliminated.

Foreign currency translation and transactions

The Company’s functional currency is the United States dollar, however, the functional currency of Arvana Par and Arvana Com is the Brazilian Real as substantially all of their respective operations are in Brazil.

Assets and liabilities of Arvana Par and Arvana Com denominated in a foreign currency are translated into US dollars at the exchange rate in effect at the period end. Revenue and expenses are translated at the average rates of exchange prevailing during the periods. The cumulative effects of these translation adjustments were included in the Company’s financial statements under Accumulated Other Comprehensive Income account in Stockholders Equity.

Transactions conducted in currencies other than the respective functional currency of each of the entities are recorded using the exchange rate in effect on the transaction date. At the period end, monetary assets and liabilities are translated to the functional currency of each entity using the exchange rate in effect at the period end date. Transaction gains and losses are recorded in the Statement of Operations and Comprehensive Loss in the Company’s financial statements.

Variable Interest Entity

In January 2003, FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51.” which was later amended in December 2003. The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (1) the equity investors do not have a controlling financial interest; or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As amended in December 2003, the effective dates of FIN No. 46 for public entities that are small business issuers, as defined (“SBIs”), are as follows: (a) For interests in special-purpose entities: periods ended after December 15, 2003; (b) For all VIEs created before January 31, 2003; periods ending after December 31, 2004; and (c) For all VIEs created after January 31, 2003, Fin No. 46 is applicable immediately. The December 2003 amendment of FIN No. 46 also includes transition provisions that govern how an SBI which previously adopted the pronouncement (as it was originally issued) must account for consolidated VIEs.

Arvana Com was incorporated in January 2005. In March 2005, Arvana Networks signed a letter of intent to acquire Arvana Com as the vehicle for its development in the VOIP business in Brazil. Arvana Networks had no shareholding interest in Arvana Com as at September 30, 2005. Arvana Com is considered a VIE because in order to complete an eventual acquisition, it had been established for the purposes of developing and continuing operations of the Company’s VOIP business, the Company had supplied Arvana Com with a non interest-bearing, no repayment term loan in the sum of $174,011 to be used for the pre-operating costs of the business, Arvana Com would not be able to operate without this subordinated support and this capital was at risk. The Company is considered the primary beneficiary because it absorbs the expected risk and residual gain of Arvana Com. As a result, the operations of Arvana Com were consolidated with the Company’s as of the initial transfer of funds on June 16, 2005. An extraordinary loss in the amount of $88,833 representing the net liabilities of Arvana Com on June 16, 2005 was recorded in Arvana Networks’ Statement of Operations prior to the transaction date.

Stock Compensation Expense

Where the fair value of equity instruments issued in connection with the provision of goods or services or the issuance of share capital is more reliably measurable than the fair value of the consideration received, the transaction is accounted for based on the fair value of the equity instruments issued and the difference between the fair value and recorded value of the transaction is recorded as stock-based compensation expense.

RESULTS OF OPERATIONS

The Company’s operations for the three and nine months ended September 30, 2005 and 2004 and the period from June 16, 1977 (inception) to September 30, 2005 are summarized below. The Company was inactive during all periods prior to December 31, 2004. The Company’s current activities relating to the development of its planned VOIP telephone services business are only reflected in the results of operations for the three and nine months ended September 30, 2005.

	Three Months ended September 30, 2005	Nine Months ended September 30, 2005	Three Months ended September 30, 2004	Nine Months ended September 30, 2004	June 16, 1977(Inception) to September 30, 2005
Administration	$315,965	$408,041	$654	$3,691	$503,372
Depreciation	$35	$35	$Nil	$Nil	$35
Research and Development	$15,834	$15,834	$Nil	$Nil	$15,834
Stock Based Compensation	$9,116,403	$14,816,403	$Nil	$Nil	$14,816,403
Net Loss for the Period	$9,448,237	$15,240,313	$654	$3,691	$15,335,644

Revenues

The Company has not earned revenues from its VOIP business to date. The Company’s ability to earn revenues will be subject to its ability to successfully implement its plan of operations. In particular, the ability of Arvana Com to earn revenues from the Brazilian VOIP telephone services business will be contingent upon the grant of the necessary Anatel license.

Administration Expenses

During the three-month period ended September 30, 2005, the Company had expenses of $315,965 compared to expenses of $654 for the same period ended September 30, 2004. During the nine-month period ended September 30, 2005, the Company had expenses of $408,041 compared to expenses of $3,691 for the same period ended September 30, 2004. Expenses increased during 2005 due to the activities associated with the Arvana Networks transaction, the investigation of business interests in Brazil and the negotiation of the investment agreement for Arvana Com. The majority of the expenses consisted of administrative, legal, travel and consulting fees. Costs attributable to consulting and travel fees related to the development of the business in Brazil, the completion of private placements and the investment agreement with Arvana Networks. Expenses for the same period in 2004 were minimum operating requirements.

Research and Development

Research and development expenses were attributable to the hiring of staff in connection with the Company’s planned VOIP telephone services business. The Company hired a chief technology officer in August 2005 and a network architect in September 2005. These individuals are responsible for specifying and overseeing the implementation and management of the Company’s technology and hardware platform. Technical operation expenses for the nine-month period are fees of $15,834 for consulting services.

Stock Compensation

The Company recorded stock compensation expense in the amount of $14,816,403 which reflects the value of shares issued in the Arvana Networks transaction and shares issued to date by the Company by means of certain private placements at a lower than quoted market price. The difference between the trading price and the cash proceeds has been included in stock-based compensation.

The stock based compensation expense attributable to the Arvana Networks transaction included:

(i)

stock based compensation expense of $7,136,243 attributable to the excess of the purchase price over the fair market value of the assets acquired and liabilities assumed. Assets acquired included $33,154 in cash and $28,769 in other assets acquired and liabilities in the amount of $358,166 were assumed; and

(ii)

stock based compensation expense of $752,400 attributable to the issue of 330,000 shares as finders’ fees related to the Arvana Networks transaction and the introduction of the Company to IP Horizons LLC (“IPH”).

The balance of the stock compensation expense was attributable to private placements completed by the Company as discussed below under “Liquidity and Capital Resources – Cash Flows from Investing Activities”.

Net Loss for the Period

The Company incurred a net loss of $15,240,313 for the nine-month period ended September 30, 2005. The increased loss reflects the increased administration and research and development expenses associated with the development of the Company’s VOIP telephone services business and the stock compensation expense associated with the Arvana Networks transaction and the completion of certain share issuances by way of private placement.

Variable Interest Entity

Arvana Com became a variable interest entity of the Company for accounting purposes during the nine months ended September 30, 2005 as a result of unsecured loans advanced by the Company to Arvana Com. Arvana Com incurred a net loss of $178,438 during the nine months ended September 30, 2005, of which $89,605 was incurred subsequent to Arvana Com becoming a variable interest entity and is included in the Company’s administration expenses during this period.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, the Company had cash of $1,339,875 and working capital of $1,067,480. This compares to cash of $1,232 and working capital of $1,232 as of December 31, 2004. The increase in cash and working capital is the result of financings completed by the Company during the nine months ended September 30, 2005, as outlined below.

Plan of Operations

The Company estimates that its total expenditures over the next twelve months will be at least $2,000,000, as discussed above under the heading “Plan of Operations”, which amount will include projected administration costs. The Company anticipates that it will require a minimum of approximately $1,500,000 in additional financing to proceed with its plan of operations over the next twelve months. In addition, the Company anticipates that it will require additional financing in order to pursue the acquisition of any opportunities in the VOIP business beyond the specific opportunities that are outlined above. If the Company is unable to achieve the necessary additional financing, then it plans to reduce the amounts that it spends on the development of its VOIP business opportunities and its administrative expenses in order to be within the amount of capital resources that are available to the Company.

Cash Used in Operating Activities

The Company used cash in operations in the amount of $252,915 during the nine months ended September 30, 2005. Cash used in operations was attributable primarily to administration expenses incurred with the commencement of the Company’s business of the development of VOIP telephone services.

Cash Used in Investing Activities

The Company netted cash in its investing activities in the amount of $17,549 during the nine months ended September 30, 2005. The Company acquired cash in the amount of $33,154 through completion of the Arvana Networks transaction. The Company acquired equipment in the amount of $15,605.

Cash Flows from Financing Activities

The Company received $1,576,271 from financing activities during the nine months ended September 30, 2005.

The Company completed a private placement of 3,000,000 shares of common stock at a price of $0.10 per share for total proceeds of $300,000 during its second quarter prior to the Arvana Networks transaction. For accounting purposes, the shares issued were recorded at their fair value of $6,000,000 ($2.00 per share) based on the quoted market price of the Company’s common stock on the date of issuance. The $5,700,000 difference between the trading price and the cash proceeds is included in stock based compensation.

Subsequent to the Arvana Networks transaction, the Company completed a private placement of 1,192,000 shares of common stock at a price of $1.25 per share for total proceeds of $1,490,000. In total, the Company raised $1,626,000 from the issuance of common stock, net of offering expenses. The Company had also received share subscriptions in the amount of $200,000 for shares that had not been issued as of September 30, 2005. The proceeds from the private placements have been used and are continuing to be used for the development of the Company’s VOIP business, with expenses associated with the Arvana Networks transaction, the investment agreement with Gloinfo for Arvana Com and for administration expenses. For accounting purposes, these transactions have been recorded using the market price at the date of issue, being $2.28 per share. As a result, the Company recorded stock based compensation expense in the amount of $1,227,760 in connection with these share issuances.

During the nine months ended September 30, 2005, the Company advanced $250,629 to a related party in order to fund initial administration expenses. This amount was eliminated on consolidation.

Amounts due from Shareholder

The Company issued 1,500,000 shares to IPH upon completion of the Arvana Networks transaction. IPH was one of the shareholders of Arvana Networks at the time of the Arvana Networks transaction. IPH was issued these shares in exchange for a commitment to deliver equipment, software and network hardware for the initial launching of the Company’s VOIP telephone services in Brazil. IPH also agreed to provide termination services to Arvana Networks for these VOIP telephone services at its cost plus an administration fee not to exceed 13 percent. As of September 30, 2005, the Company had not received the assets acquired in connection with this transaction or other consideration. Accordingly, the 1,500,000 shares are not reflected on our financial statements as having been issued.

Going Concern

The Company has not attained profitable operations and is dependent upon obtaining financing to pursue its plan of operations. For these reasons our auditors stated in their report on our audited financial statements that they have substantial doubt we will be able to continue as a going concern.

Future Financings

The Company anticipates continuing to rely on equity sales of its shares of common stock in order to continue to fund its business operations. There is no assurance that the Company will achieve any additional sales of its equity securities or arrange for debt or other financing to fund its plan of operations.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders, other than the variable interest entity discussed above.

ITEM 3.	CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Michael Jervis, and our Chief Financial Officer, Mr. Leonard Gordon. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (the “SEC”) ..

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

During the fiscal quarter ended September 30, 2005, we implemented new internal controls over purchasing and approvals with respect to Arvana Networks, our subsidiary that was acquired during the quarter. With this exception, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during our most recently completed fiscal quarter ended September 30, 2005 .

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(a)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(b)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(c)

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not party to any legal proceedings.

Item 2.	Changes in Securities

The Company completed the following issuances of securities without registration under the Securities Act of 1933 (the “Securities Act”) during our third quarter ended September 30, 2005:

1.

On July 18, 2005, we issued 400,000 shares of our common stock at a price of $1.25 per share to four investors in private placement transactions for gross proceeds of $500,000. We paid finders fees equal to 10% of the gross proceeds of the private placement in the amount of $50,000. The shares were issued in reliance of Rule 903 of Regulation S of the Securities Act. All certificates representing the shares were endorsed with a legend confirming the status of the shares as “restricted securities” under the Securities Act.

2.

On August 18, 2005, we issued 3,000,000 share of our common stock in exchange for all of the issued and outstanding shares of Arvana Networks. All shares were issued to the former shareholders of Arvana Networks in reliance of Rule 903 of Regulation S of the Securities Act and/ or Section 4(2) of the Securities Act of 1933. All certificates representing the shares were endorsed with a legend confirming the status of the shares as “restricted securities” under the Securities Act.

3.

On August 31, 2005, we issued 330,000 shares of our common stock to three investors as payment of a finder’s fee in connection with our acquisition of Arvana Networks. These shares were recorded at a price of $2.28 per share. All shares were issued to the former shareholders of Arvana Networks in reliance of Rule 903 of Regulation S of the Securities Act and/ or Section 4(2) of the Securities Act of 1933. All certificates representing the shares were endorsed with a legend confirming the status of the shares as “restricted securities” under the Securities Act.

4.

On August 31, 2005, we issued 792,000 shares of our common stock at a price of $1.25 per share to eleven investors in private placement transactions for gross proceeds of $990,000. We paid finders fees equal to 10% of the gross proceeds of the private placement in the amount of $99,000. The shares were issued in reliance of Rule 903 of Regulation S of the Securities Act. All certificates representing the shares were endorsed with a legend confirming the status of the shares as “restricted securities” under the Securities Act.

Subsequent to our third quarter ended September 30, 2005, we completed the following issuances of securities without registration under the Securities Act :

1.

On October 21, 2005, the Company sold a further 440,000 shares at a price of $1.25 per share to 5 investors for total gross proceeds of $550,000. We paid finders fees equal to 10% of the gross proceeds of the private placement in the amount of $54,750. All shares were issued to the former shareholders of Arvana Networks in reliance of Rule 903 of Regulation S of the Securities Act and/ or Section 4(2) of the Securities Act of 1933. All certificates representing the shares were endorsed with a legend confirming the status of the shares as “restricted securities” under the Securities Act.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the third quarter of our fiscal year ending September 30, 2005.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Bylaws, as amended(1)
10.1	Agreement and Plan of Reorganization between the Company, Arvana Networks, Inc. and the Shareholders of Arvana Networks, Inc. dated August 18, 2005(2)
10.2	Investment Agreement dated October 6, 2006 between the Company, Arvana Networks, Inc., Arvana Participações S.A., Gloinfo 500 Soluções EM Telemática Ltda. and Paulo Messina (3)
10.3

Amendment to Investment Agreement signed October 6, 2005 and dated October 4, 2005 between the Company, Arvana Networks, Inc., Arvana Participações S.A., Gloinfo 500 Soluções EM Telemática Ltda. and Paulo Messina(3)

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)
31.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

(1)	Previously filed with the SEC as an exhibit to the Company’s registration statement on Form 10- SB filed with the SEC on May 24, 2000.

(2)	Previously filed with the SEC as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2005.

(3)	Filed as an Exhibit to this Quarterly Report on Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TURINCO, INC.

Date: December 13, 2005	By:	/s/ Michael Jervis

	Title:	Michael Jervis, President and Chief Executive Officer,
Director