Form 10KSB
period 2005-12-31
TURINCO INC
filed 2006-03-31
CIK 1113313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ x ] Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the fiscal year ended DECEMBER 31, 2005

[           ] Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from _____to _____

Commission File Number: 0-30695

TURINCO, INC.
(Name of small business issuer in its charter)

Nevada	87-0618509
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Suite 2610, 1066 West Hastings Street
Vancouver, British Columbia, Canada	V6E 3X2
(Address of principal executive offices)	(Zip Code)

(604) 684-4691
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [           ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [           ] No [ x ]

State issuer's revenues for its most recent fiscal year $NIL

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $31,552,575 as of March 24, 2006.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 15,391,500 common shares, no par value outstanding as of March 27, 2006.

Transitional Small Business Disclosure Format (check one): Yes [           ] No [ x ]

ITEM 1. DESCRIPTION OF BUSINESS.

FORWARD-LOOKING STATEMENTS

The information in this Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the our planned VOIP business, availability of funds, government regulations, common share prices, operating costs, capital costs, our ability to deploy our planned business and generate revenues and other factors. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. These statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors they believe are appropriate in the circumstances. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Overview

We are engaged in the development of business opportunities in the telecommunications industry which are focused on the provision of voice over the internet (VOIP) telephone services. Our business plan is to be a provider of VOIP services dedicated to serving our associates with complete turnkey IP telephone solutions which enable fast deployment of voice services over existing data networks.

We have been engaged since March 2005 in the acquisition and implementation of digital technology that will enable us to provide VOIP telecommunication services for prospective customers. In August 2005, we completed a transaction whereby we acquired all of the issued and outstanding shares of Arvana Networks Inc. (“Arvana Networks”). Arvana Networks is a company incorporated in Barbados that wholly owns Arvana Participações, a company incorporated in Brazil (“Arvana Par”). Arvana Par’s business activities to date have been directed towards development of a VOIP telephone services business to be located in Rio de Janeiro, Sao Paulo and other major cities in Brazil in 2006. Arvana Par’s activities have included market analysis, development of business plans, identifying appropriate local associates and development of technical plans required in order to launch VOIP telephone services in Brazil in 2006.

As discussed below, and via Arvana Par, we entered into an investment agreement with a local associate in 2005 for the establishment of its planned VOIP telephone services business in Brazil. This business was planned to be carried out by Arvana Comunicações do Brasil S. A. (“Arvana Com”), a Brazilian company that is 75% owned by Arvana Par and 25% owned by Gloinfo 500 Soluções EM Telemática Ltda. (“Gloinfo”). Gloinfo was planned to be our local partner in Brazil. We have since agreed in principal with Gloinfo to terminate our agreement and develop our planned Brazilian VOIP business independent of Gloinfo. Our plans for the development of the Arvana Com business are set forth below.

We are presently in the development stage of our business. We have yet to achieve any revenues and the Company requires substantial additional financing in order to continue with the plan of operations which, in the opinion of management, will provide a profit. Our ability to continue as a going concern is dependent upon our ability to obtain additional financing.

Corporate Organization

We were incorporated under the laws of the State of Nevada on June 16, 1977. Our authorized capital is comprised of 100,000,000 shares of common stock, par value of $0.001.

We operate through our wholly owned subsidiaries which include the following:

1.	Arvana Networks Inc., a company incorporated in Barbados in January 2005.

2.	Arvana Participações S.A., a company incorporated in Brazil in April 2005.

We acquired Arvana Networks in August 2005 in a transaction whereby we issued 4,500,000 shares of our common stock to the former shareholders of Arvana Networks. Arvana Networks’ business activities to date have been directed towards market analysis, developing business plans and searching out appropriate local associates in order to launch VOIP telephone services in Rio de Janeiro, Sao Paulo and other major cities in Brazil in 2006.

Arvana Networks has an agreement with IP Horizon LLC (“IPH”), one of our greater than 5% shareholders, whereby IPH was issued 1,500,000 shares in exchange for a commitment to deliver equipment, software and network hardware for the initial launching of VOIP service in Brazil. IPH will also provide termination services to Arvana Networks, at its cost plus an administration fee not to exceed 13 percent. As discussed in Note 7(g) to our audited financial statements for the year ended December 31, 2005, these shares are not considered issued for accounting purposes because the Company had not yet received the assets to be acquired in connection with this transaction.

IP Telephony Background

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

To use IP telephony, a customer simply needs a broadband Internet connection and one of the following:

a) A small adapter which converts the voice signal to data and transmits it over the internet. A regular phone is plugged into the adapter, so nothing appears different from the caller’s viewpoint.

b) An IP phone – this operates just like a regular phone except it can be plugged directly into an Internet connection.

c) Softphone – a software application which enables a PC with a microphone and speakers to be used as a phone.

Calls can then be made over the Internet to other IP users anywhere in the world at no cost beyond the monthly subscription. Where the call is to a traditional telephone or mobile phone, it is routed to the point on the Internet closest to the person being called, where it is passed to a local carrier to be terminated on the phone of the person being called.

Our Plan of Operations

Our plan of operations is to target markets in developing and mature countries with established telephone communication networks where there is a competitive advantage for VOIP telephony over existing telecommunication networks.

In each country that we target, we intend to build our own network of Internet access points, called “POP’s”, which will enable a large majority of the population to access the network through a local call. Once established, these networks will bypass the existing phone carrier’s trunk lines and will enable us to complete calls at our own highly competitive rates.

To minimize time to market, we plan to partner with local companies in targeted markets who we believe will enable us to assemble all the required components of the service.

We intend to generate revenues through three main types of service using our proposed networks:

1.	Inexpensive call handling for both outbound and inbound calls.

2.

Monthly subscriptions to our voice service offering a further significant reduction in telephony costs. We anticipate that our primary focus will be on the corporate market where long distance and international calls are frequent, and thus where the savings and call features we offer are of the greatest value.

3.	Long distance/international calling cards for both the corporate and consumer markets.

Our plan is to link all of the above services using an underlying Arvana network infrastructure. Our network infrastructures is planned to be comprised of a series of access gateways located in major cities and regions across each country. For example, in the first implementation in Brazil, the initial gateways are expected to be located in eight major cities, connected directly to our planned Arvana network operations centre in Rio de Janeiro. Each gateway is planned to incorporate sufficient phone lines to handle the peak number of calls in each respective area, enabling anyone to gain access to the Arvana network for the cost of a local call. We plan to offer a calling card system that will use this our network infrastructure to provide local access for long distance and international calls.

We plan to enable corporate subscribers to use their analog/digital gateway to route long distance calls from their existing PBX to the Arvana service, while local calls remain routed to the local carrier.

A primary source of revenue is expected to be of the provision of long distance and international calling services to enterprises which have several national or international offices, or have a need to communicate with their employees, major customers, and suppliers remotely. Our Arvana service is planned to permit each subscriber to call another subscriber anywhere on an unlimited time basis at no incremental cost. We also plan to offer the origination and termination of calls on the public switched network (PSTN), enabling an Arvana user to call any other phone user in the world at competitive rates.

We plan to bill business customers through a monthly subscription which we anticipate to include a base bundle of minutes and a core set of call features, such as caller identification and voicemail. We also expect to offer an international numbering plan such that a company in Argentina, for example, can have a US number which could be dialled by their US customers and have the phone ring in Buenos Aires.

We plan to complement the above Arvana services by providing long distance/international telephone calling cards which are prepaid and provide access to our digital network locally from any landline phone, cell phone or payphone. Arvana expects to provide businesses with branded calling cards for promotions as well as corporate cards for employees who travel, enabling them to minimize the cost of long distance calling.

Our initial focus will be on providing Arvana’s services in Brazil. Brazil is the 5th largest telecom market in the world with over 100 million phone lines and well over two million broadband users. Broadband growth in the region is developing rapidly.

IP Horizon LLC is Arvana’s technology and termination associate and a significant shareholder. IP Horizon is controlled by Draper Holdings Business Trust. IP Horizon has expertise in carrier-class digital telephony systems, provides comprehensive management/billing software, a high capacity calling card management system and contributed hardware and software to Arvana. IP Horizon is also able to provide competitive international call termination rates.

Arvana Comunicações

The Company, Arvana Networks and Arvana Par entered into an investment agreement dated October 6, 2005 (the “Investment Agreement”) with Gloinfo and Paulo Messina, an unrelated party. Arvana Par is a wholly owned subsidiary of Arvana Networks. Gloinfo is a Brazilian limited company that is controlled by Mr. Messina.

The Investment Agreement provided for subscription for the capital stock of Arvana Com by each of Arvana Par and Gloinfo. Arvana Com is a Brazilian corporation that was formed to carry out a VOIP business in Brazil as a jointly owned venture between Arvana Par and Gloinfo. As a result of the initial closing under the Investment Agreement on October 6, 2006, Arvana Par presently owns 75% of Arvana Com and Gloinfo owns 25%.

Gloinfo has been engaged, in addition to its other business activities, in developing and providing voice services based on VOIP technology in Brazil under the trademarks Intervoz and Televoz. Gloinfo commenced its VOIP operations in early 2005. Gloinfo’s primary business is the provision of internet protocol (“IP”) based infrastructure services to some 350 independent subscribers in Brazil.

Upon execution of the Investment Agreement, Gloinfo contributed certain equipment relating to the VOIP business presently being carried on by Gloinfo and certain billing and operating software for the provision of the Intervoz and Televoz services. In turn, Arvana Par subscribed for additional share capital of Arvana Com representing a 75% interest in Arvana Com for a total subscription investment of R$5,000,000.00 (five million Reais) (equivalent to $2,197,319 based on a foreign exchange rate of R$2.2755 per US $1.00 as of October 6, 2005). Arvana Par has an eighteen month period during which to complete this investment which may be paid for in cash, assets and/or credits. Arvana Par may also loan funds or lease equipment to Arvana Com, on industry standard terms, and will be permitted to convert into share capital, in satisfaction of its subscription obligations in respect of the Investment and subject to applicable Brazilian law, the outstanding amount of any loan or value of any leased equipment.

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

(c)

Arvana Par and Gloinfo entered into a shareholders’ agreement on the completion of the First Closing that provides, among other things, Arvana Par with a right of first refusal regarding the shares at any time held by Gloinfo in Arvana Com, and which provides each party with the right to participate pro rata in future issuances of Arvana Com’s share capital.

Arvana Par and Gloinfo also entered into a services agreement whereby Gloinfo has agreed to provide support to Arvana Par’s management and employees in the development of hardware and software VOIP solutions as required for the implementation of Arvana Par’s business plans. Arvana Par agreed to reimburse Gloinfo for any expenditures for goods and services made on behalf of Arvana Par.

Subsequent to the initial closings under the Investment Agreement, Arvana Com applied for a SCM (Serviço de Comunicação Multimídia) license from ANATEL (Agência Nacional de Telecomunicações), the Brazilian government regulatory authority that is responsible for regulating telecommunications activities in Brazil. In January 2006, ANATEL issued a public announcement that it had granted a SCM license to Arvana Com, as discussed below under “Government Regulation”.

The Investment Agreement called for a final closing to take place upon satisfaction of the following conditions precedent:

(a)	ANATEL will have issued to Arvana Com the SCM license; and

(b)

Gloinfo and Arvana Com will have provided to Arvana Par all information and financial statements relating to Arvana Com and the business assets acquired by the Company from Gloinfo pursuant to the Investment Agreement as reasonably necessary for Turinco to meet its disclosure obligations under the Exchange Act.

The final closing specified the transfer by Gloinfo of the Brazilian VOIP business to Arvana Com. This transfer would include the transfer by Gloinfo to Arvana Com of Gloinfo’s employees employed in the Brazilian VOIP business but would not include the assumption by Arvana Com of any debts or liabilities of Gloinfo associated with the Brazilian VOIP business.

Arvana Com Termination Agreement

Subsequent to December 31, 2005, the Company’s management entered into negotiations with the principals of Gloinfo with the intention of terminating the Investment Agreement by agreement. The contemplated termination of the Investment Agreement would include the acquisition by Arvana Par of 100% of Arvana Com and the separation of the operating activities of Arvana Com from the activities and facilities of Gloinfo.

The main terms of the termination that have been agreed to in principle by Gloinfo are as follows:

(a)	The terms of the investment agreement will be cancelled and Gloinfo will transfer its 25% ownership to Arvana Par.

(b)	The customers that were to be transferred to Arvana Com following the final closing will remain with Gloinfo.

(c)	The employees that were to be transferred following the final closing will remain with Gloinfo.

(d)	Some employees that were hired into the project will be terminated and the termination costs will be shared 75% by Arvana Com and 25% by Gloinfo.

(e)	Arvana Com will obtain the “Televoz” branding and the website associated with this product from Gloinfo.

(f)	The billing system software will be licensed to Arvana Com and the source code provided to the technology department.

(g)

Arvana Com will retain ownership and operating control of the technology platform currently used by Gloinfo to service their customers. Gloinfo will purchase and install a new technology platform within an estimated 90 days.

We are presently negotiating a definitive termination agreement with Gloinfo pursuant to which the Investment Agreement will be terminated. There is no assurance that we will reach a termination agreement with Gloinfo or that the terms of the termination agreement will include all of the terms stated above that have been agreed to in principle by Gloinfo.

The Company plans to continue developing the VOIP business independent of Gloinfo once the equipment has been returned by Gloinfo. The Arvana Com platform will be used for new customers to be acquired by Arvana Com using the Televoz branding for VOIP and calling card service.

Additional Acquisitions and New Business Opportunities

The Company plans to consider and evaluate prospective acquisitions and new business opportunities in the VOIP market which would offer the Company the ability to deploy VOIP telephone solutions and develop and expand the Company’s customer base and business. The Company anticipates that it will require additional financing in order to fund any prospective acquisitions or new business opportunities.

Management Team

The Company has been working at developing a management team for the development of this business. In August, Michael Jervis was hired to assist in the development of the Company’s business and was appointed as president and chief executive officer of the Company on October 17, 2005. Mr. Jervis has extensive management experience in the telecommunications and subscription television industries. Concurrent with the appointment of Mr. Jervis, Iain Drummond was appointed vice-president of business development and Karen Engleson was appointed corporate secretary of the Company. Mr. Drummond has over 30 years experience in global information technology marketing. Mr. Drummond commenced his career in Europe where he handled large private sector accounts for International Computers Ltd. (now Fujitsu). He subsequently managed a number of their overseas subsidiaries in South-east Asia, India, and the Middle East before being appointed president of the Canadian subsidiary in 1987. Ms. Engleson is a senior finance executive and has held a number of controllership positions with one of the largest cable operators in Canada. She has been responsible for many functions, including the preparation of the monthly financial statements, budgeting and forecasting, operational controls, remittance processing, collections, management information systems and facilities management. Since July of 1996, Ms. Engleson has been the controller for Multivision, the largest wireless cable operator in Bolivia. The Company hired David Troy as chief technology officer in August 2005. Mr. Troy has over 20 years experience with programming, systems, and software design and implementation. He has developed and implemented several pioneering software systems, including integrated provisioning, customer relations management, telephony, and management systems. He also has experience with a wide range of networking, software, and hardware platforms. In September 2005, the Company hired Glenn Dalgliesh as network architect.

Government Regulation

We will be required to acquire licenses and permits under the telecommunication laws in those countries in which we plan to offer VOIP telephony services.

In Brazil, the National Agency for Telecommunications (Anatel) regulates the provision of telecommunications services. Anatel has granted to Arvana Com an SCM (Multimedia Communication Service) license which allows the transmission of multimedia information (data, voice and image), using any means, to subscribers in its service area. From a regulatory point of view, an SCM subscriber can communicate with a Public Switched Telephone Network (PSTN) subscriber. SCM regulation establishes, however, that the service provider is not allowed to offer any service with characteristics of conventional fixed telephony, specifically the forwarding, through the SCM network, of telephone traffic simultaneously originated and terminated in PSTN networks.

In order to be able to provide services in which a call initiated by a PSTN subscriber can be connected to another PSTN subscriber with the Internet providing some part of the connectivity, Arvana Comunicações has applied for a Serviço Telefônico Fixo Comutado (STFC) license. The Company expects this license to be granted within six months.

The STFC license will enable Arvana Comunicações to provide carrier pre-select long distance and calling card services.

Competition

We will compete against established companies in the telecommunications industries in the markets that we target for development of our VOIP services. Our main competition is expected to be the incumbent telephone companies and VOIP suppliers. In Brazil, competition is expected to come from Brasil Telecom, Embratel, Intelig, Global Village Telecom, Transit, Primeira Escolha and A5-Alphamayo, to name a few. Many of our competitors are large, established telecommunications companies with significantly greater financial and technological resources than we have. Established competitors have established customers and offer brand name recognition in the markets in which they compete. Further, established competitors will have greater access to capital in order to defend their customer base or to expand the telecommunications services that they offer to include VOIP telephony services to their existing customers in direct competition to us. Additionally, there are many competitors that are presently offering and plan to offer VOIP telephony services to customers that we plan to target for our VOIP telephony services. These competitors may be able to expand their operations faster than we can due to greater to access to capital and financial resources and due to established brand names and customer recognition.

Research and Development Expenditures

Arvana Networks has spent several months implementing voice services in Brazil. As part of this implementation we have successfully customized and deployed several scalable, open-source software systems, including:

  SIP proxy platform for voice, video and presence applications.
  A distributed far-end NAT traversal solution.
  Scalable, open-source relational databases.
  Various reporting and management interfaces, including SIP trace and Ping tools
  Graphing and performance management solutions.
  Trouble Ticket and Work Order management system.

We spent $52,834 in research and development activities during the year ended December 31, 2005.
We did not have any research and development expenditures during the year ended December 31, 2004.

ITEM 2. DESCRIPTION OF PROPERTIES.

We sublease approximately 1300 square feet of office space at 1066 West Hastings Street in Vancouver, British Columbia, Canada that we use for our principal executive offices. Our monthly lease payments total $4,000 Canadian dollars.

ITEM 3. LEGAL PROCEEDINGS.

We currently are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during our fourth quarter ended December 31, 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our common shares are quoted on the OTC Bulletin Board under the symbol TURI and on the Frankfurt Stock Exchange under the symbol T5U.F. The following table indicates the high and low bid prices of our common shares during the periods indicated:

OTCBB:

QUARTER ENDED	HIGH BID	LOW BID

December 31, 2005	$2.39	$1.50
September 30, 2005	$2.40	$2.05
June 30, 2005	$2.10	$0.25

FRANKFURT (in Euros):

QUARTER ENDED	HIGH BID	LOW BID

December 31, 2005	1.60	1.46
September 30, 2005	1.70	1.70
June 30, 2005	N/A	N/A

The source of the high and low bid information for the OTCBB is the NASD OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders of Common Stock

As at March 24, 2006, we had 15,391,500 shares of common stock issued and outstanding that were held by approximately 65 registered holders. This number does not include beneficial owners of the Company's common shares whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.

Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We have reported sales of securities without registration under the Securities Act of 1933 during our fiscal year ended December 31, 2005 on the following Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K that we have filed with the Securities and Exchange Commission.

Report	Date of Filing with SEC
Current Report on Form 8-K	May 23, 2005
Quarterly Report on Form 10-QSB for the six months ended June 30, 2005	August 15, 2005
Current Report on Form 8-K	August 19, 2005
Current Report on Form 8-K	October 21, 2005
Current Report on Form 8-K	January 19, 2006

We have not completed any sales of securities without registration pursuant to the Securities Act of 1933 during the fiscal year ended December 31, 2005 that were not reported on the Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K described above.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATIONS

Our plan of operation for the next twelve months to undertake and achieve the following objectives:

1.

Arvana Networks plans to complete a current research and development program which is anticipated to include advancements in our SIP-based Internet Telephony Service Provider (ITSP) call platform c/w VOIP Gateways and SS7 signalling translation; a Dedicated Calling Card Platform; a Billing System for VOIP ITSP platform (includes signup, customer bill presentment, and real-time call authorization and balance tracking); and an associated Accounting System into which data is fed from the Calling Card Platform, the Billing System, and other subsystems. These research and development activities are planned to be carried out at Arvana Networks’ technology resources centered in Annapolis Maryland.

2.

Arvana Com plans to initiate a web-based VOIP telephone service under the branding of Televoz which will solicit subscribers in Brazil, Argentina and Bolivia who frequently make long distance calls to North America and Europe.

3.

The acquisition of the STFC license in Brazil which will enable Arvana Comunicações to move forward with its plan to provide low cost calling for business users within Brazil and a variety of calling card services also targeted to business applications and international ethnic communities.

4.	The phase one development of associations and facilities in Argentina and Bolivia based on the experience and developments achieved in Brazil.

5.	The continued exploration of opportunities in VOIP telephony in Europe and the Middle East.

We anticipate to spend approximately $2,000,000 to proceed with our plan of operations over the next twelve months. We had cash in the amount of $836,064 and working capital in the amount of $584,627 as of December 31, 2005. Based on our planned expenditures, we will require a minimum of $1,500,000 in additional financing. Also, we anticipate that we will require additional financing in order to pursue development of associations and opportunities in VOIP telephony that are over and above our plans for Brazil. If we achieve less than the full amount of financing that we require, we will scale back our development and expansion plans based on our available financial resources.

During the next twelve month period, we anticipate that our revenues will not exceed our operating expenses. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operations.

RESULTS OF OPERATIONS

References in the discussion below to 2005 are to our fiscal year ended December 31, 2005. Similarly, references to 2004 are to our fiscal year ended December 31, 2004. References to 2006 are to our current fiscal year that will end December 31, 2006.

Our operations for the years ended December 31, 2005 and 2004 are summarized below. We were inactive during all periods prior to December 31, 2004. Our current activities relating to the development of our planned VOIP telephone services business are only reflected in the results of operations for the year ended December 31, 2005.

	Year ended December 31, 2005	Year ended December 31, 2004
Administration	$960,575	$4,235
Depreciation	$200	$0
Research and Development	$52,834	$0
Stock Based Compensation	$8,232,540	$0
Loss on acquisition of Arvana Networks & Arvana Com	$7,246,459	$0
Net Loss for the Period	$16,492,608	$4,235

Revenues

The Company has not earned revenues from its VOIP business to date. The Company’s ability to earn revenues will be subject to its ability to successfully implement its plan of operations. The ability of Arvana Com to earn revenues from the Brazilian VOIP telephone services business was contingent upon the granting of the necessary SCM license which was granted to the Company by the regulatory agency ANATEL. This license has been granted in January 2006. The Company anticipates that Arvana Com will not achieve revenues until completion of planned separation of the operations of Arvana Com and Gloinfo under the contemplated termination of the investment agreement.

Administration Expenses

During the year ended December 31, 2005, the Company had expenses of $960,575 compared to expenses of $4,235 for fiscal 2004. Expenses increased during fiscal 2005 due to the activities associated with the Arvana Networks transaction, the investigation of business interests in Brazil and the negotiation of the investment agreement for Arvana Com. The majority of the expenses consisted of administrative, legal, travel and consulting fees. Costs attributable to consulting and travel related to the development of the business in Brazil, the completion of private placements and the investment agreement with Arvana Networks. Expenses for fiscal 2004 were for minimum operating requirements.

Research and Development

Our research and development expenses were attributable to the hiring of staff in connection with our planned VOIP telephone services business. We hired a chief technology officer in August 2005 and a network architect in September 2005. These individuals are responsible for specifying and overseeing the implementation and management of the Company’s technology and hardware platform. Research and development expenses associated with technical operations were $52,834 for fiscal 2005.

Stock-based Compensation

The Company recorded stock compensation expense in the amount of $8,232,540 during fiscal 2005. This stock compensation expense reflects the value of shares issued to date by us by means of certain private placements at a lower than quoted market price at the time of closing. The difference between the trading price and the cash proceeds has been included in stock-based compensation. Of this amount, $752,400 was attributable to the issue of 330,000 shares as finders’ fees related to the Arvana Networks transaction and the introduction of the Company to IP Horizons LLC (“IPH”). The balance of the stock compensation expense was attributable to private placements completed by us, as discussed below under “Liquidity and Capital Resources – Cash Flows from Investing Activities”.

Loss on the acquisition of Arvana Networks

The loss on the acquisition of Arvana Networks expense of $7,013,310 was attributable to the excess of the purchase price over the fair market value of the assets acquired and liabilities assumed. Assets acquired included $5,800 in cash and $131,747 in other assets acquired and liabilities in the amount of $310,857.

Loss on acquisition of Arvana Comunicações

The amount of $233,149 was written off in the period and arose from the excess of purchase price over fair value of assets acquired and liabilities assumed.

Net Loss for the Period

The Company incurred a net loss of $16,492,608 for the year ended December 31, 2005. The loss reflects the increased administration and research and development expenses associated with the development of our VOIP telephone services business, the loss on the acquisition of Arvana Networks and the stock compensation expense associated with the completion of certain share issuances by way of private placement.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005, the Company had cash of $836,064 and working capital of $584,627. This compares to cash of $1,232 and working capital of $1,232 as of December 31, 2004. The increase in cash and working capital is the result of financings completed by us during fiscal 2005, as outlined below.

Plan of Operations

The Company estimates that its total expenditures over the next twelve months will be at least $2,000,000, as discussed above under the heading “Plan of Operations”, which amount will include projected administration costs. The Company anticipates that it will require a minimum of approximately $1,500,000 in additional financing to proceed with our plan of operations over the next twelve months. In addition, the Company anticipates that it will require additional financing in order to pursue the acquisition of any opportunities in the VOIP business beyond the specific opportunities that are outlined above. If the Company is unable to achieve the necessary additional financing, then it plans to reduce the amounts that it spend on the development of its VOIP business opportunities and its administrative expenses in order to be within the amount of capital resources that are available to the Company.

Cash Used in Operating Activities

The Company used cash in operations in the amount of $856,106 during the year ended December 31, 2005. Cash used in operations was attributable primarily to administration expenses incurred with the commencement of the Company’s business of the development of VOIP telephone services.

Cash Used in Investing Activities

The Company netted cash in its investing activities in the amount of $29,248 during the year ended December 31, 2005. The Company acquired cash in the amount of $62,465 through completion of the Arvana Comunicações transaction. The Company acquired equipment in the amount of $39,017.

Cash Flows from Financing Activities

The Company netted $1,661,690 from financing activities during the twelve months ended December 31, 2005.

The Company completed a private placement of 3,000,000 shares of common stock at a price of $0.10 per share for total proceeds of $300,000 during the second quarter of fiscal 2005 prior to the Arvana Networks transaction. For accounting purposes, the shares issued were recorded at their fair value of $6,000,000 ($2.00 per share) based on the quoted market price of the Company’s common stock on the date of issuance. The $5,700,000 difference between the trading price and the cash proceeds is included in stock based compensation.

In addition to the above, the Company completed private placements of 1,632,000 shares of common stock at a price of $1.25 per share for total proceeds of $2,040,000. In total, we raised $2,121,250 from the issuance of common stock, net of offering expenses. The proceeds from the private placements have been used and are continuing to be used for the development of the Company’s VOIP business, with expenses associated with the Arvana Networks transaction, the investment agreement with Gloinfo for Arvana Com and for administration expenses. For accounting purposes, these transactions have been recorded using the market price at the date of issue, being $2.28 per share. As a result, the Company recorded stock-based compensation expense in the amount of $1,680,960 in connection with these share issuances.

The Company repaid a related party loans in the amount of $460,460 during the year ended December 31, 2005 which was advanced to fund administration and business development expenses.

Amounts due from Shareholder

The Company issued 1,500,000 shares to IP Horizon, LLC (“IPH”) upon completion of the Arvana Networks transaction. IPH was one of the shareholders of Arvana Networks at the time of the Arvana Networks transaction. IPH was issued these shares in exchange for a commitment to deliver equipment, software and network hardware for the initial launching of the Company’s VOIP telephone services in Brazil. IPH also agreed to provide termination services to Arvana Networks for these VOIP telephone services at its cost plus an administration fee not to exceed 13 percent. As of December 31, 2005, the Company had not received the assets to be acquired in connection with this transaction or other consideration. Accordingly, the 1,500,000 shares are not reflected on our financial statements as having been issued.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

CRITICAL ACCOUNTING POLICIES

Basis of Presentation

The Company is currently in the development stage and presents its financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”.

The Company’s financial statements include the accounts of the Company, its wholly-owned subsidiaries Arvana Networks, Arvana Par, and its 75% ownership of Arvana Com. All significant inter-company transactions and balances have been eliminated.

Foreign currency translation and transactions

Our functional currency is the United States dollar.

Long term assets and liabilities of Arvana Par and Arvana Com denominated in a foreign currency are translated into US dollars at the exchange rate in effect at the transaction date. Monetary assets and liabilities are translated at the period end date. Revenue and expenses are translated at the average rates of exchange prevailing during the periods. The cumulative effects of these translation adjustments were included in the Company’s financial statements under administration expenses as they were insignificant.

Transactions conducted in currencies other than the respective functional currency of each of the entities are recorded using the exchange rate in effect on the transaction date. At the period end, monetary assets and liabilities are translated to the functional currency of each entity using the exchange rate in effect at the period end date. Transaction gains and losses are recorded in the Statement of Operations under administration expenses.

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

TABLE OF CONTRACTUAL OBLIGATIONS

Our known contractual obligations as of December 31, 2005, being the end of our last fiscal year, were as follows:

	Payment due by period
Type of Contractual Obligation	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-Term Debt Obligations	$0	$0	$0	$0	$0
Capital (Finance) Lease Obligations	$0	$0	$0	$0	$0
Operating Lease Obligations	$0	$0	$0	$0	$0
Purchase Obligations	$0	$0	$0	$0	$0
Other Long-Term Liabilities Reflected on the Company's Balance Sheet under the GAAP of the primary financial statements	$0	$0	$0	$0	$0
Total	$0	$0	$0	$0	$0

ITEM 7. FINANCIAL STATEMENTS.

Our audited financial statements for the year ended December 31, 2005, as set forth below, are included with this Annual Report on Form 10-KSB. Our audited financial statements are prepared on the basis of accounting principles generally accepted in the United States and are expressed in U.S. dollars.

PAGE
Auditors’ Report - Dohan and Company	F-1
Auditors’ Report - Madsen & Associates CPA's Inc.	F-2
Consolidated Balance Sheets, December 31, 2005 and 2004	F-3
Consolidated Statements of Operations for the years ended December 31, 2005 and 2004 and cumulative amounts from the beginning of the development stage on January 1, 2005 to December 31, 2005	F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004 and cumulative amounts from the beginning of the development stage on January 1, 2005 to December 31, 2005	F-5
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2005 and 2004	F-6
Notes to Consolidated Financial Statements	F-7

Dohan and Company	7700 North Kendall Drive, 200
Certified Public Accountants	Miami, Florida 33156-7564
A Professional Association	Telephone (305) 274-1366
Facsimile (305) 274-1368
E-mail info@uscpa.com
Internet www.uscpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Turinco, Inc. and Subsidiaries (A Development Stage Company)
Vancouver, British Columbia

We have audited the accompanying consolidated balance sheet of Turinco, Inc. and Subsidiaries (A Development Stage Company) as of December 31, 2005, and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for the period from the beginning of the development stage (January 1, 2005) to December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Turinco, Inc. and Subsidiaries (A Development Stage Company) at December 31, 2005, and the results of their operations and their cash flows for the period from the beginning of the development stage (January 1, 2005) to December 31, 2005 ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a loss of $16,492,608 for the period from the beginning of the development stage (January 1, 2005) to December 31, 2005, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ Dohan and Company, P.A.
Certified Public Accountants

Miami, Florida
March 28, 2006

684 East Vine St, # 3
Murray, Utah 84107
Telephone 801-268-2632
Fax 801-262-3978

MADSEN & ASSOCIATES, CPA's INC.
Certified Public Accountants and Business Consultants

Board of Directors
Turinco, Inc.
Salt Lake City, Utah

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Turinco, Inc. (development stage company) at December 31, 2004 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2004, and 2003 and the period June 16, 1977 (date of inception) to December 31, 2004. These financial statements are the responsibility of the Company‘s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have the necessary working capital to service its debt and pursue its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

February 11, 2005
Salt Lake City, Utah	s/Madsen & Associates, CPA's Inc.

TURINCO, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31
(EXPRESSED IN US DOLLARS)

	2005	2004

ASSETS

Current
Cash and cash equivalents	$836,064	$1,232
Receivables	527	-
Amounts due from related parties (Note 6)	27,998	-

	864,589	1,232
Deferred income tax asset, net of valuation allowance of $418,466 (2004 - $32,413)	-	-
Property and equipment (Note 5)	118,689	-

	$983,278	$1,232

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Accounts payable and accrued liabilities	$259,203	$-
Amounts due to related parties (Note 6)	20,760	-

	279,963	-

Commitments (Note 11)

Stockholders' equity
Common stock (Note 7)
100,000,000 common shares authorized at $0.001 par value;
13,891,500 common shares issued and outstanding as at Dec. 31, 2005 (8,253,000 at December 31, 2004)	13,892	8,253
Additional paid-in capital	17,277,362	88,310
Deficit	(95,331)	(95,331)
Deficit accumulated during the development stage	(16,492,608)	-

	703,315	1,232

	$983,278	$1,232

The accompanying notes are an integral part of these consolidated financial statements.

TURINCO, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(EXPRESSED IN US DOLLARS)

			Cumulative amounts
			from the beginning of the
	For the years ended		development stage on
	December 31,		January 1, 2005 to
	2005	2004	December 31, 2005

OPERATING COSTS
Administration	$960,575	$4,235	$960,575
Depreciation	200	-	200
Research and development	52,834	-	52,834

	1,013,609	4,235	1,013,609

OTHER ITEMS
Stock-based compensation (Note 7)	8,232,540	-	8,232,540
Loss on acquisition of Arvana Networks (Note 3)	7,013,310	-	7,013,310
Loss on acquisition of Arvana Com (Note 4)	233,149	-	233,149

Net loss for the period before income taxes	(16,492,608)	(4,235)	(16,492,608)

Income tax recovery (Note 9)	-	-	-

Net loss of the period	(16,492,608)	(4,235)	(16,492,608)

Other comprehensive income	-	-	-

Comprehensive loss for the period	$(16,492,608)	$(4,235)	$(16,492,608)

Loss per share - basic and diluted	$(1.58)	$(0.00)

Weighted average number of common shares outstanding	10,442,000	8,073,000

The accompanying notes are an integral part of these consolidated financial statements.

TURINCO, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(EXPRESSED IN US DOLLARS)

			Cumulative amounts
			from the beginning of the
	For the years ended		development stage on
	December 31,		January 1, 2005 to
	2005	2004	December 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(16,492,608)	$(4,235)	$(16,492,608)

Adjustments to reconcile net loss for the period to net cash used in operating activities
Depreciation	200	-	200
Stock-based compensation	8,232,540	-	8,232,540
Loss on acquisition of Arvana Networks	7,013,310	-	7,013,310
Loss on acquisition of Arvana Comunicacoes	233,149	-	233,149
Increase in receivables	27,694	-	27,694
Increase in payables and accrued liabilities	129,609	-	129,609

Net cash used in operations	(856,106)	(4,235)	(856,106)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(39,017)	-	(39,017)
Cash of Arvana Networks on acquisition date	5,800	-	5,800
Cash of Arvana Comunicacoes on acquisition date	62,465	-	62,465

Net cash provided by investing activities	29,248	-	29,248

CASH FLOWS FROM FINANCING ACTIVITIES
Amounts due to / from related parties	(460,460)	-	(460,460)
Contribution to capital	900	-	900
Proceeds from issuance of common stock	2,121,250	4,000	2,121,250

Net cash provided by financing activities	1,661,690	4,000	1,661,690

Increase in cash and cash equivalents	834,832	(235)	834,832

Cash and cash equivalents, beginning of year	1,232	1,467	1,232

Cash and cash equivalents, end of year	$836,064	$1,232	$836,064

Supplementary information
Interest paid	$-	$-	$-
Taxes Paid	-	-	-

The accompanying notes are an integral part of these consolidated financial statements.

TURINCO, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005 and 2004
(expressed in US dollars)
(Audited)

1. Nature of business and ability to continue as a going concern

Turinco, Inc., (the ‘Company’) is a development stage company and was incorporated under the laws of the State of Nevada on June 16, 1977 with authorized common stock of 2,500 shares with a par value of $0.25. On October 16, 1998 the authorized capital stock was increased to 100,000,000 shares with a par value of $0.001.

In 1998 the Company completed a forward common stock split of eight shares for each outstanding share. In 2005, the Company completed another forward common stock split of nine shares for each outstanding share. These consolidated financial statements have been prepared showing after stock split shares with a par value of $0.001.

The Company was inactive from 1982 until this year, during which time the Company was in the process of seeking profitable business opportunities. In 2005, the Company was introduced to the emerging technology of Voice over the Internet (VOIP) telephone services. Since then, the Company has been engaged in the exploration and development of the business plan for the provision of VOIP telephone services, and is actively engaged in implementing the digital technology of the VOIP solutions in market areas that present business opportunities.

The Company plans on developing the first phase of this business through its wholly-owned subsidiary Arvana Networks Inc. (‘Arvana Networks’), a company incorporated in Barbados, which wholly owns Arvana Participações (‘Arvana Par’) a company incorporated in Brazil. The Company’s business activities to date have been directed towards the acquisition of Arvana Comunicações, market analysis, developing business plans, searching out appropriate local partners and developing technical plans in order to launch VOIP telephone services in Rio de Janeiro, Sao Paulo and other major cities in Brazil in 2006.

These consolidated financial statements for the year ended December 31, 2005 include the accounts of the Company, its subsidiary Arvana Networks (including its wholly owned subsidiary Arvana Par) and a 75% ownership in Arvana Comunicações do Brasil S. A. (“Arvana Com”). These financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. At December 31, 2005, the Company has an accumulated deficit during the development stage of $16,492,608. To date, the Company has generated no revenue from its VOIP business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might arise from this uncertainty.

The continuation of the Company is dependent upon achieving a profitable level of operations as well as obtaining further long-term financing. During the year, the Company completed private placements of its common stock raising $2,340,000 ($2,121,250 net of issuance costs) in cash for working capital purposes, and at December 31, 2005 had $836,064 remaining to fund its operational costs. Management plans to raise $5,000,000 in additional equity capital over the next twelve months to finance the operations and capital requirements of the Company in 2006. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate sufficient funds for operations.

TURINCO, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005 and 2004
(expressed in US dollars)
(Audited)

2. Summary of Significant Accounting Policies

a) Basis of presentation
The Company is currently in the development stage and presents its financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company’s fiscal year end is December 31. The accompanying consolidated financial statements of Turinco, Inc. for the years ended December 31, 2005 and 2004 and for the cumulative amounts from the beginning of the development stage on January 1, 2005 through December 31, 2005 have been prepared in accordance with accounting principles generally accepted in the United States. Also, they are audited and in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Results are not necessarily indicative of results which may be achieved in the future.

Included in the financial statements are the accounts of the Company, its wholly-owned subsidiaries Arvana Networks, Arvana Par, and the accounts of Arvana Com. All significant inter-company transactions and balances have been eliminated.

b) Estimates
The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c) Foreign currency translation and transactions
Turinco, Inc.’s functional currency is the United States dollar.

The Company uses the integrated method when translating the subsidiary operations. Long term assets and liabilities denominated in a foreign currency are translated into US dollars at the exchange rate in effect on the transaction date. Revenue and expenses are translated at the average rates of exchange prevailing during the periods. The cumulative effects of these translation adjustments were included in administration expenses as they were insignificant.

Transactions conducted in currencies other than the respective functional currency of the Company are recorded using the exchange rate in effect on the transaction date. At the period end, monetary assets and liabilities are translated to the functional currency of each entity using the exchange rate in effect at the period end date. Transaction gains and losses are recorded in foreign exchange gain or loss in administration expenses as they were insignificant.

The exchange rate prevailing at December 31, 2005 was 2.334, stated in the Brazilian Real per one US dollar. The average exchange rate during the year ended December 31, 2005 was 2.434 stated in the Brazilian Real per one US dollar.

d) Comprehensive income
The Company has adopted SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting and presentation of comprehensive income, its components and accumulated balances. The Company has no items of other comprehensive income in any year presented. Therefore, net income presented in the consolidated statements of operations equals comprehensive income.

TURINCO, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005 and 2004
(expressed in US dollars)
(Audited)

e) Cash equivalents
The Company considers all highly liquid investments, with terms to maturity of three months or less when acquired, to be cash equivalents.

 f) Property and equipment:
Property and equipment is stated at cost less accumulated depreciation and is depreciated on a straight line basis, commencing when the assets are put into use over the estimated useful lives of the assets as follows:

Machinery & equipment	10 years
Office equipment	5 years
Computer hardware	5 years
Computer software	1 year

The majority of the equipment was acquired in September 2005 or later.

In accordance with SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets, the Company reviews the carrying value of long-lived assets for impairment whenever events and circumstances indicate that the carrying value of the assets might be impaired and the carrying value may not be recoverable. Recoverability of these assets is measured by comparison of the carrying value of the assets to the undiscounted cash flows estimated to be generated by those assets over the remaining economic life. If the undiscounted cash flows are not sufficient to recover the carrying value of such assets, the assets are considered impaired. The impairment loss is measured by comparing the fair value of the assets to their carrying values. Fair value is determined by either a quoted market price or a value determined by a discounted cash flow technique, whichever is more appropriate under the circumstances involved. No impairment was required to be recorded during the periods presented in these consolidated financial statements.

g) Financial instruments
Financial instruments of the Company are comprised of cash and cash equivalents, receivables, accounts payable and accrued liabilities, and amounts due to and from related parties. Except as indicated in Note 6, on December 31, 2005, the estimated fair values of financial instruments were considered by management to be not materially different from their carrying value due to their short term to maturity or capacity for prompt liquidation.

h) Concentration of credit risk
Cash is the only financial instrument that potentially subjects the Company to concentration of credit risk. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

i) Asset retirement obligations
The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the long-lived assets. The Company also records a corresponding asset which is amortized over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period to reflect the passage of time (accretion expense) and changes in the estimated future cash flows underlying the obligation (asset retirement cost). The Company does not have any asset retirement obligations for the periods presented.

TURINCO, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005 and 2004
(expressed in US dollars)
(Audited)

j) Income taxes
Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

k) Stock-based compensation
The Company accounts for all stock-based payments to employees and non-employees using the fair value based method. Under the fair value method, stock-based payments are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measurable. The cost of stock-based payments to non-employees that are fully vested and non-forfeitable at the grant date is measured and recognized at that date. There were no options granted or outstanding for the years ended December 31, 2005 and 2004.

l) Net loss per share
Basic loss per share is computed using the weighed average number of common shares outstanding during the year. Diluted loss per share is computed using the weighted average number of common shares and potentially dilutive common stock equivalents, including stock options and warrants. As of December 31, 2005 and 2004, there were no potentially dilutive instruments.

m) New accounting pronouncements
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

In December 2004, FASB issued SFAS No. 153 to amend Opinion 29 by eliminating the exception for non-monetary exchanges of similar productive assets and replaces it with general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange is defined to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provision of this Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, and should be applied prospectively.

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

TURINCO, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005 and 2004
(expressed in US dollars)
(Audited)

3. Arvana Networks Transaction

On August 18, 2005, Turinco, Inc. (“Turinco”) completed a transaction with Arvana Networks whereby 100% of the 4,500,000 shares (1,500,000 shares which are described below) of Arvana Networks were exchanged for an equal number of shares in Turinco, Inc. Arvana Networks’ business activities to date have been directed towards market analysis, developing business plans and searching out appropriate local partners in order to launch VOIP telephone services in Rio de Janeiro, Sao Paulo and other major cities in Brazil in 2006.

Arvana Networks has an agreement with IP Horizon LLC (“IPH”), whereby IPH was issued 1,500,000 shares in exchange for a commitment to deliver equipment, software and network hardware for the initial launching of VOIP service in Brazil. IPH will also provide termination services to Arvana Networks, at its cost plus an administration fee not to exceed 13 percent. As discussed in Note 7(g), these shares are not considered issued for accounting purposes because the Company had not yet received the assets to be acquired in connection with this transaction.

As both Turinco and Arvana Networks are development stage companies, the share exchange transaction was scoped out of Statement of Financial Accounting Standard No. 141, “Business Combination”. Consequently, the transaction was recorded at the fair value of the 3.0 million Turinco’s common shares issued for the transaction based on the quoted market price of the Company’s common stock on the date of the agreement of $2.28 per share. This agreed upon consideration paid for the transaction was calculated based on the fair value of the assets recorded on Arvana Networks financial statements at the time of the transaction and on the compensation expenses given to management of Arvana Networks for pre-operating services provided to Arvana Networks and to retain their services. As such, the purchase price of the transaction has been allocated among the $5,800 in cash and $131,747 in other assets acquired and $310,857 in liabilities assumed based on the fair value and the excess of purchase price over fair value of assets acquired and liabilities assumed has been recorded as compensation expense paid of $7,013,310 to the management of Arvana Networks at the time of the transaction.

4. Arvana Comunicações Transaction

On October 6, 2005, the Company, through its wholly owned subsidiaries, completed the first closing of an investment agreement with Gloinfo 500 Soluções EM Telemática Ltda. (“Gloinfo”) and Paulo Messina (described below) for the acquisition of Arvana Comunicações.

Arvana Com was incorporated in January 2005. In March 2005, the Company’s subsidiary Arvana Networks signed a letter of intent to acquire Arvana Com. The Company had supplied Arvana Com a non-interest bearing, no repayment term loan to be used for the pre-operating costs of the business. Arvana Com would not be able to operate without this loan and this capital was therefore at risk. Accordingly, the Company was considered the beneficiary of Arvana Com (because it absorbed the expected risk and residual gain of Arvana Com), and Arvana Com was treated as a Variable Interest Entity up until October 6, 2005. Upon completion of the first closing, the Company acquired 75% of Arvana Com’s shares, at no additional cost, and is now considered a majority owned subsidiary for accounting purposes.

Similarly to the transaction between the Company and Arvana Networks, the share exchange transaction was scoped out of Statement of Financial Accounting Standard No. 141, “Business Combination”. Consequently, the transaction was recorded at the fair value of the net assets acquired of Arvana Com on the date of the agreement. The purchase price of the transaction has been allocated among the $62,465 in cash, $78,258 of equipment, $8,482 of receivables, and $382,354 in liabilities assumed based on their respective fair values. Accordingly, $233,149, being the excess of purchase price over fair value of assets acquired and liabilities assumed has been recorded as the loss on acquisition of Arvana Com.

TURINCO, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005 and 2004
(expressed in US dollars)
(Audited)

First Closing

The first closing required the Company to acquire 75% of Arvana Com’s shares (which has been acquired as of October 6, 2005 for no further consideration). Upon completion of the first closing, the Company entered into an office space leasing agreement, a software leasing agreement, an equipment lease agreement, and a shareholder agreement with Gloinfo (the 25% owner of Arvana Com), which will enable Gloinfo to have the opportunity to participate pro-rata in future issuances of Arvana Com’s share capital.

Interim period between the first and second closing

Arvana Com has applied for the licenses to operate in the VOIP business subsequent to the first closing. In conjunction with these applications, Arvana Com has also entered into agreements with Gloinfo to provide services to Arvana Com and be reimbursed for costs incurred. In addition, loans of up to R$250,000 may be provided to Gloinfo for the sole use in the conduct of the VOIP operation of Arvana Com. These loans would bear 1% interest if repayments are late.

Second closing

Subsequent to December 31, 2005, the Company’s management entered into negotiations with the principals of Gloinfo with the intention of changing the provisions of the Investment agreement to acquire 100% of Arvana Com, and achieve complete operating separation from the activities and facilities of Gloinfo.

5. Property and equipment

		Accumulated	Net
2005	Cost	Amortization	Book Value

Equipment	$45,092	$200	$44,892
Computers	61,117	-	61,117
Software	12,680	-	12,680

	$118,889	$200	$118,689

The Company has not taken any amortization on most of its equipment as utilization of the equipment has not yet begun. The net carrying amount of equipment not being amortized was $ 117,386 as of December 31, 2005.

6. Related Parties

At December 31, 2005, the Company was owed $27,998 from a company with a director in common. The loan bears no interest and has no specific terms of repayment.

At December 31, 2005, the Company owed $3,260 to a director for reimbursement of expenses. These loans bear no interest and have no specific terms of repayment.

At December 31, 2005, the Company owed $17,500 to two directors for services rendered during the year. This amount is to be paid in stock at a future date with the number of common shares determined by the fair value of the shares on the settlement date. The amount owing bears no interest.

For the year ended December 31, 2005, $162,899 was incurred by the Company for services rendered by

TURINCO, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005 and 2004
(expressed in US dollars)
(Audited)

directors, the President, the Chief Financial Officer and the Corporate Secretary of Turinco, Inc. and the President and Corporate Secretary of Arvana Networks. An additional amount of $60,451 was incurred by Arvana Networks prior to acquisition for services rendered by its directors and officers.

During the year ended December 31, 2005, the Company issued 250,000 common shares valued at $500,000 based on the market value to a company with a common director. See Note 7(b).

During the year ended December 31, 2005, the Company paid an amount of $25,000 and issued 130,000 common shares to a director of the Company. These shares were valued at $296,400 based on the market value at the date of issue. The common shares were issued as a finder’s fee for the introduction of IPH to Arvana Networks. This amount is included in the stock-based compensation paid in the transaction with Arvana Networks. See Note 7(f).

In addition, as part of the finder’s fee relating to the transaction with Arvana Networks, 90,000 restricted common shares were issued, valued at $205,200 based on the market value at the date of issue to a company with a common director. This amount is included in the stock-based compensation resulting from the transaction with Arvana Networks. See Note 7(f).

In 2005, the Company issued 43,500 common shares, valued at $99,181 based on the market value at the date of issue to a company with a common director. The common shares were issued as a finders fee relating to the private placements closed throughout the year. See Note 7(i).

The fair value of the amounts due from and due to related parties is not determinable as they have no fixed terms of repayment.

7. Share Capital

(a) During 2005 an officer of the Company returned 1,350,000 post split common shares for cancellation and the Company completed a forward stock split of nine shares for each outstanding share. This report has been prepared showing post split shares from inception.

(b) During May 2005 the Company completed a private placement of 3,000,000 common shares for $300,000 ($0.10 per share). For accounting purposes, the shares issued were recorded at their fair value of $6,000,000 ($2.00 per share) based on the quoted market price of the Company’s common shares on the date of issuance. The $5,700,000 difference between the trading price and the cash proceeds is included in stock-based compensation. 250,000 of these shares were issued to a company with a director in common.

(c) In July, the Company issued 400,000 common shares for proceeds of $500,000 ($1.25 per share). For accounting purposes, the shares issued were recorded at their fair value of $912,000 ($2.28 per share) based on the quoted market price of the Company’s common shares on the date of issuance. The difference of $412,000 between the trading price and the cash proceeds is included in stock based compensation.

(d) On August 4, 2005, 1,017,000 post split common shares were returned for cancellation, for no consideration.

(e) In August 2005, the Company issued 792,000 common shares for proceeds of $990,000 ($1.25 per share). For accounting purposes, the shares issued were recorded at their fair value of $1,805,760 ($2.28 per share) based on the quoted market price of the Company’s common shares on the date of issuance. The $815,760 difference between the trading price and the cash proceeds is included in stock-based compensation.

(f) In August 2005, the Company issued 330,000 common shares with a total value of $752,400 ($2.28 per share) as finder’s fees relating to the introduction of the Company to IP Horizon and the transaction with

TURINCO, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005 and 2004
(expressed in US dollars)
(Audited)

Arvana Networks. This amount is included in stock-based compensation. 90,000 of these shares were issued to a company with a director in common (see Note 6). 130,000 of these shares were issued to a director of the Company.

(g) On August 18, 2005, 100% of the shares of Arvana Networks were exchanged for 4,500,000 restricted common shares of Turinco, Inc. 685,300 shares are further restricted in accordance with terms of the service agreement and can be earned over a two year period as follows: 342,700 shares can be released in August 2006 and 342,600 shares can be released in August 2007.

Turinco, through its wholly owned subsidiary Arvana Networks has an agreement with IPH, whereby IPH was issued 1,500,000 of the 4,500,000 restriction common shares of Turinco, in exchange for a commitment to deliver equipment, software and network hardware for the initial launching of VOIP services in Brazil. IPH will also provide termination services to Arvana Networks, at its cost plus an administration fee not to exceed 13 percent. As of December 31, 2005, the Company had not received the assets acquired in connection with this transaction or any other consideration. These restricted shares cannot be sold to a third party however they can be returned if the terms of the agreement are not met. As a result of the terms not being met, these shares will not be considered issued for accounting purposes until the period when the Company receives the equipment and the conditions of the contract are met.

(h) In October 2005, the Company issued 440,000 Common shares for proceeds of $550,000 ($1.25 per share). For accounting purposes, the shares issued were recorded at their fair value of $1,003,200 ($2.28 per share) based on the quoted market price of the Company’s common share on the date of issuance. The $453,200 difference between the trading price and the cash proceeds is included in stock-based compensation.

(i) In October 2005, the Company issued 43,500 common shares with a total value of $99,181 ($2.28 per share) as finders fees relating to the acquisition of Arvana Com. The shares were issued to a company with a director in common.

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

(k) Prior to December 31, 2005, the Company had not granted any stock options or warrants.

8. Segmented Information

The Company has one reportable segment, being the development of the VOIP telephone services. This reportable segment was determined based on the nature of the products offered. Of the total property and equipment, $11,362 is located in Canada, and $107,327 is located in Brazil.

TURINCO, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005 and 2004
(expressed in US dollars)
(Audited)

9. Deferred Income Taxes

Income tax benefits attributable to losses from United States of America operations was $Nil for the years ended December 31, 2005, and differed from the amounts computed by applying the United States of America federal income tax rate of 34 percent to pretax losses from operations as a result of the following:

	2005	2004

Loss for the year	$(16,492,608)	$(4,235)

Computed "expected" tax benefit	$(5,607,487)	$(1,440)
Non deductible expenses	5,262,928
Lower effective income tax rate on loss of foreign subsidiaries	8,162	-
Change in valuation allowance	336,397	1,440

Income tax recovery	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are presented below:

	2005	2004
Deferred tax assets:
Net operating loss carry forwards - US	$149,562	$32,413
Net operating loss carry forwards - Brazil	217,890	-
Net operating loss carry forwards – Barbados	51,014	-
	418,466	32,413
Valuation allowance	(418,466)	(32,413)
Total deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2005 and 2004 was $418,466 and $32,413, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in assessing the realizability of deferred tax assets. In order to fully realize the deferred tax asset attributable to net operating loss carryforwards, the Company will need to generate future taxable income of approximately $1,300,000 prior to the expiration of the net operating loss carryforwards. Of the $1,284,798 operating loss carryforwards, $439,890 is attributable to the US, and expires between 2025 to 2026; $640,852 is attributable to Brazil and can be carried forward indefinitely. The remaining $204,056 is attributable to Barbados and will expire in 2016.

TURINCO, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005 and 2004
(expressed in US dollars)
(Audited)

10. Subsequent events

Subsequent to December 31, 2005, the Company’s management entered into negotiations with the principals of Gloinfo with the intention of acquiring 100% of Arvana Com and achieving complete operating separation from the activities and facilities of Gloinfo. If the acquisition is completed, the Company may have to incur termination costs for employees hired as part of the project. These costs, if incurred, are expected to be minimal.

11. Commitments

Arvana Networks has a contract for corporate secretarial services in the amount of $1,000 per month or $12,000 per year to Binnema Management Services in Barbados.

In connection with contracts entered into with consultants, Arvana Networks has $25,417 in potential termination obligations, should the consulting contracts be terminated for other than cause.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Engagement of Dohan and Company

The Company engaged Dohan and Company, Certified Public Accountants, as its principal independent registered public accounting firm effective January 25, 2006. Concurrent with this appointment, BDO Dunwoody LLP, Chartered Accountants ("BDO Dunwoody"), resigned as our principal independent registered public accounting firm effective January 25, 2006. The decision to change principal independent registered public accounting firm was approved by our board of directors.

During the period of BDO Dunwoody’s engagement as the Company’s principal independent registered public accounting firm from September 9, 2005 to January 25, 2006, there were no disagreements with BDO Dunwoody on any matter of accounting principles or practices, financial statement disclosure or review scope or procedures. BDO Dunwoody did not report on any of our financial statements and BDO Dunwoody did not advise us of any reportable event or default listed in paragraph (iv) of Regulation S-B Item 304(a)(1).

The Company provided BDO Dunwoody with a copy of the foregoing disclosures and has requested in writing that BDO Dunwoody furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not they agree with such disclosures. The Company received the requested letter from BDO Dunwoody wherein they have confirmed their agreement to the Company’s disclosures. A copy of BDO Dunwoody’s letter has been filed as an exhibit to our Current Report on Form 8-K dated January 31, 2006.

ITEM 8A. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005, being the date of our most recently completed fiscal year. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Michael Jervis, and our Chief Financial Officer, Mr. Leonard Gordon. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (the “SEC”) .

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

During the fiscal quarter ended December 31, 2005, the Company implemented new internal controls over purchasing and approvals with respect to Arvana Comunicações, our subsidiary that was acquired during the quarter. With this exception, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the year ended December 31, 2005.

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

ITEM 8B. OTHER INFORMATION.

Not applicable.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our current executive officers and directors are:

Name	Age	Position
Sir John Baring (1)	58	Chairman of the Board of Directors
Michael Jervis	69	Director and Chief Executive Officer
Leonard Gordon	72	Director and Chief Financial Officer
Ross Wilmot (1)	62	Director
Robert Russell (1)	35	Director
Karen Engleson	55	Corporate Secretary

(1) Member of our Audit Committee and our Compensation Committee

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years:

Sir John Baring was appointed Chief Executive Officer and director to the board of directors (“the Board”) on May 26, 2005. Following the appointment of Mr. Jervis as Chief Executive Officer on October 17, 2005, Sir John Baring was appointed Chairman of the board. Sir John Baring brings more than 30 years of banking and investing experience to management. Since June 2002, Sir John Baring has acted as a managing and founding member of Mercator Management LLC, a leading fund management company.

Michael Jervis was appointed President and Chief Executive Officer on October 17, 2005. He was appointed a director on August 19, 2005. Mr. Jervis is an experienced telecommunications professional with a background in telephony and subscription television. Prior to this, Mr. Jervis held senior management positions in B.C. Telephone (now Telus), Premier Cablevision, Rogers Cable TV, and Multivision Communications Corp. Mr. Jervis was chief operating officer for Multivision Communications Corp. from 1997 until May 2001 at which time he then became an independent business consultant. In addition to serving on the board of Turinco, Mr. Jervis is on the board of Multivision Communications.

Leonard Gordon was appointed Chief Financial Officer and director on March 17, 2005. Mr. Gordon has been the Chief Executive Officer of Commercial Scientific Corporation since 1994, a firm that provides consulting services to development stage companies in the complex technology industries. Prior to this, Mr. Gordon has accumulated 20 years experience in chief executive and other senior management positions in the financial services, engineering and high technology businesses.

Ross Wilmot was appointed director on August 19, 2005. Mr. Wilmot is a Chartered Accountant and for the past ten years has provided independent financial consulting services. In addition to serving on the board of Turinco, Mr. Wilmot serves the following public companies, CTF Technologies Inc., Orex Ventures Inc., Orko Gold Corporation, Avigo Resources Corp., and Verb Exchange Inc. He is a director in all of the companies and Chief Financial Officer in all but Verb Exchange. Mr. Wilmot is the Chairman of the audit committee.

Robert Russell was appointed director on August 19, 2005. Mr. Russell is President and Chief Executive Officer of IP Horizon, LLC, a major shareholder of Arvana and Arvana’s technology and termination partner. IP Horizon is a division of Draper Holdings Business Trust (DHBT). Mr. Russell was recruited in 1999 by DHBT, a company known for accomplishments in television and radio broadcasting.

As President of DHBT’s Technology Division, Mr. Russell has spent the past 5 years constructing a new “wing” of the 30-year-old communications and media conglomerate.

Karen Engleson jointed the Company in July, 2005 and was appointed Corporate Secretary in October, 2005. She is acting as the Chief Financial Officer of the subsidiary company Arvana Networks. Ms. Engleson is presently the Chief Financial Officer of Multivision Communications Corp., a company that provides subscription television, and wireless data services in the country of Bolivia. Ms. Engleson was the Controller of Multivision Communications Corp. from 1996 to May 2005, at which time she was appointed as Chief Financial Officer of Multivision Communications. Prior to working with Multivision Communications, Ms. Engleson was Controller of Financial Operations for Rogers Cable TV, a major cable-TV operator in Canada. She was appointed Corporate Secretary on October 17, 2005. Ms. Engleson has degree in Business Administration from Simon Fraser University and a Certified General Accountants designation.

Other Officers

Our officers also include Iain Drummond, our Vice-President of Business Development, and David Troy, our Chief Technology Officer. Set forth below is a brief description of the background and business experience of Mr. Drummond and Mr. Troy:

Iain Drummond was appointed Vice-President of Business Development, he has over 30 years experience in global information technology marketing. Mr. Drummond commenced his career in Europe where he handled large private sector accounts for International Computers Ltd. (now Fujitsu). He subsequently managed a number of their overseas subsidiaries in South-east Asia, India, and the Middle East before being appointed president of the Canadian subsidiary in 1987.

David Troy was appointed Chief Technology Officer in August, 2005. Mr. Troy has over 20 years experience with programming, systems, and software design and implementation. He has developed and implemented several pioneering software systems, including integrated provisioning, customer relations management, telephony, and management systems. He also has experience with a wide range of networking, software, and hardware platforms.

Terms of Office

Each member of our board of directors is elected annually and holds office until the next annual meeting of shareholders or until his or her successor has been elected or appointed, unless his or her office is earlier vacated in accordance with our bylaws. Our officers serve at the discretion of our board of directors and are appointed annually.

Family Relationships

Ms. Engleson is married to Michael Jervis.

Audit Committee and Audit Committee Financial Expert

Our board of directors has established an audit committee that is comprised of Ross Wilmot, Chairman, Sir John Baring and Robert Russell.

Our board of directors has determined that Mr. Wilmot qualifies as an “audit committee financial expert”, as defined by the rules of the SEC. Our board of directors has further determined that Mr. Wilmot is “independent” as that term is defined in Rule 121 of the American Stock Exchange (“AMEX”) listing standards.

The audit committee recommends independent accountants to audit its financial statements, discusses the scope and results of the audit with the independent accountants, considers the adequacy of the internal accounting controls, considers the audit procedures of the Company and reviews the non-audit services to be performed by the independent accountants.

Compensation Committee

Our board of directors has established a compensation committee that is comprised of Robert Russell, Chairman, Sir John Baring and Ross Wilmot.

Code of Ethics

We have adopted a Code of Ethics that applies to all the Company’s directors, officers and employees. A copy of our Code of Ethics is attached to this Annual Report on Form 10-KSB as an exhibit.

Significant Employees

We do not have any other significant employees, other than our directors and executive officers named above.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of the our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended December 31, 2005 all such filing requirements applicable to our officers and directors were complied with except as noted below:

	Number	Transactions	Known Failures
	Of Late	Not Timely	To File a Required
Name and Principal Position	Reports	Reported	Form

John Baring, Chairman Director	One	One	None
Michael Jervis, Director and CEO	One	Nil	None
Leonard Gordon, Director and CFO	Nil	Nil	None
Ross Wilmot, Director	One	Nil	None
Robert Russell, Director	One	None	One
Karen Engleson, Corporate Secretary	One	Nil	None
IP Horizon, LLC, 10% Shareholder	One	One	One

ITEM 10. EXECUTIVE COMPENSATION.

Compensation of Executive Officers

The following table sets forth certain compensation information for Mr. Michael Jervis, our chief executive officer, and Sir John Baring, our former chief executive officer for the fiscal year ended December 31, 2005. Mr. Jervis and Sir John Baring are our “named executive officers”.

No executive officer of the Company earned total annual salary and bonus exceeding $100,000 during the fiscal year ended December 31, 2005.

SUMMARY COMPENSATION TABLE
			ANNUAL COMPENSATION			LONG TERM COMPENSATION
						AWARDS		PAYOUTS
Name	Title	Year	Salary	Bonus	Other Annual Compen- sation	Restricted Stock Awarded	Options/ SARs * (#)	LTIP payouts ($)	All Other Compen- sation
Michael Jervis(1)	Director and Chief Executive Officer	2005	$30,084	0	0	0	0	0	0
Sir John Baring(2)	Chairman and Former Chief Executive Officer	2005	$20,000	0	0	0	0	0	0

(1)	Mr. Jervis was appointed as our chief executive officer on August 19, 2005

(2)	Sir John Baring was our chief executive officer from May 25, 2005 to August 19, 2005. Sir John Baring was paid $10,000 cash and the balance of $10,000 has been accrued for payment in stock.

No compensation was paid to Ms. Penny Smith, our former chief executive officer, during any of fiscal 2005, 2004 or 2003.

Stock Option Grants

We did not grant any stock options to our named executive officer during our fiscal year ended December 31, 2005, as illustrated in the following table:

OPTION/SAR GRANTS IN LAST FISCAL YEAR (INDIVIDUAL GRANTS)
Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees	Exercise Price (per Share)	Expiration Date
Michael Jervis, Director and Chief Executive Officer	Nil	Not Applicable	Not Applicable	Not Applicable
Sir John Baring Chairman and Former Chief Executive Officer	Nil	Not Applicable	Not Applicable	Not Applicable

Exercise of Stock Options and Year-End Option Values

No share purchase options were exercised by our named executive officers during our fiscal year ended December 31, 2005. No stock options were held by our named executive officers as of December 31, 2005.

Long-Term Incentive Plans

We do not have any long-term incentive plans, pension plans, or similar compensatory plans for our directors or executive officers.

Compensation of Directors

Our directors are not paid any compensation for acting as our directors. However, we periodically grant stock incentive options to our directors in consideration for them providing their services as directors. We anticipate adopting a 2006 Stock Option Plan that will permit the grant of incentive stock options to our directors.

Change of Control Agreements

We are not party to any change of control agreements with any of our directors or executive officers.

Employment and Consulting Contracts

We have entered into a consulting agreement with Mr. Michael Jervis, our president and chief executive officer, that provides for an initial base consultant fee at the annual rate of $84,000 Canadian. Mr. Jervis is entitled to expense reimbursements and certain incentives as they are approved by the Board.

We are not party to any employment contracts with any of our directors or executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 24, 2006 by: (i) each of our directors, (ii) each of our executive officers, (iii) our executive officers and directors as a group, and (iv) each beneficial shareholder known to us to own more than 5% of our outstanding common stock. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Common Shares	Percentage of Common Shares(1)
Directors and Officers
Common Stock	Michael Jervis 1883 Parkway Blvd Coquitlam, B.C. V3E 3L5	120,000	0.9%
Common Stock	Sir John Baring 440 West 24th Street, Apt 11E New York, New York 10011	130,000.8%
Common Stock	Ross Wilmot 13548 19th Avenue South Surrey B.C. V4A 6B4	120,000	0.8%
Common Stock	Robert Russell 808 Priscilla Street Salisbury, Maryland 21804	0	0%
Common Stock	Leonard Gordon 1880 Century Park East, Ste 1402 Los Angeles CA 90067	0	0%
Common Stock	Karen Engleson 1883 Parkway Blvd Coquitlam, B.C. V3E 3L5	24,000.2%
Common Stock	All Directors and Executive Officers as a Group (6 persons)	394,000	2.6%
5% Shareholders

Title of Class	Name and Address of Beneficial Owner	Number of Common Shares	Percentage of Common Shares(1)
Common Stock	IP Horizon LLC(2) 808 Priscilla Street Salisbury, Maryland 21804	1,500,000	9.75%
Common Stock	Pensbreigh Holdings Ltd.(3) Chancery House High Street Bridgetown, Barbados	1,067,000	6.93%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 25, 2006. As of March 24, 2006, there were 15,391,500 shares of common stock issued and outstanding.

(2)	The beneficial owner of IP Horizon, LLC is Draper Holdings Business Trust.

(3)	The beneficial owner of Pensbreigh Holdings Ltd. is Mr. Katsumi Sato.

Change of Control

We are not aware of any arrangement that might result in a change in control in the future.

Equity Compensation Plan Information

We did not have any equity compensation plans under which shares of common stock have been authorized for issuance to our officers, directors, employees and consultants as of December 31, 2005.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we were or are a party during the past two years, or in any proposed transaction to which the Company proposes to be a party:

(A)	any director or officer;

(B)	any proposed nominee for election as a director;

(C)	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

(D)	any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary.

Acquisition of Arvana Networks

The following of our 5% shareholders were issued the number of shares of our common stock set forth below in consideration of their sale of shares of Arvana Networks in connection with our acquisition of Arvana Networks, as more particularly described above under Item 1 - “Description of Business”:

Name of Shareholder	Number of Shares of Turinco Common Stock Issued
IP Horizon, LLC	1,500,000 (1)
Pensbreigh Holdings	1,067,000

(1)

IPH was issued these shares in exchange for a commitment to deliver equipment, software and network hardware for the initial launching of the Company’s VOIP telephone services in Brazil. IPH also agreed to provide termination services to Arvana Networks for these VOIP telephone services at its cost plus an administration fee not to exceed 13 percent. As of December 31, 2005, the Company had not received the assets to be acquired in connection with this transaction or other consideration. Accordingly, the 1,500,000 shares are not reflected on our financial statements as having been issued.

In connection with the completion of the acquisition of Arvana Networks, we paid an amount of $25,000 and issued 130,000 common shares to Sir John Baring, a director of the Company. These shares were valued at $296,400 based on the market value at the date of issue. The common shares were issued as a finders fee for the introduction of IPH to Arvana Networks. This amount is included in the stock-based compensation paid in the transaction with Arvana Networks.

Executive Compensation

For the year ended December 31, 2005, $162,899 was incurred by the Company for services rendered by directors, the President, the Chief Financial Officer and the Corporate Secretary of Turinco, Inc. and the President and Corporate Secretary of Arvana Networks. An additional amount of $60,451 was incurred by Arvana Networks prior to acquisition for services rendered by its directors and officers.

Accounts Payable and Accrued Liabilities

At December 31, 2005, accounts payable and accrued liabilities included $20,760 owed by the Company to directors and officers and companies controlled by directors and officers of the Company. These amounts are unsecured, non-interest bearing and payable on demand.

ITEM 13. EXHIBITS

The following exhibits are included with this Annual Report on Form 10-KSB:

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

14.1	Code of Ethics (4)

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

31.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

(1)	Previously filed with the SEC as an exhibit to the Company’s registration statement on Form 10- SB filed with the SEC on May 24, 2000.

(2)	Previously filed with the SEC as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2005.

(3)	Previously filed with the SEC as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed with the SEC on December 14, 2005.

(4)	Filed as an Exhibit to this Annual Report on Form 10-KSB.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth information regarding the amount billed to us by our independent auditor, Dohan and Company, CPA's P.A., and our prior independent auditor, BDO Dunwoody LLP, for our last fiscal year ended December 31, 2005, and by our previous independent auditor, Madsen & Associates, CPA’s Inc. for our previous fiscal year ended December 31, 2004:

	Years ended December 31
	2005	2004
Audit Fees:	$77,000	$2,930
Audit Related Fees:	$53,036	NIL
Tax Fees:	NIL	NIL
All Other Fees:	NIL	NIL
Total:	$130,036	$2,930

Audit Fees

Audit Fees are the aggregate fees billed by our independent auditor for the audit of our consolidated annual financial statements, reviews of interim financial statements and attestation services that are provided in connection with statutory and regulatory filings or engagements.

Approximately eighty-three percent of the hours expended on the principal accountant's engagement to audit our financial statements were attributed to work performed by persons other than the principal accountant's full-time, permanent employees. The principal accountant reviewed all work done by such individuals.

Audit-Related Fees

Audit-Related Fees are fees charged by our independent auditor for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees." This category comprises fees billed for independent accountant review of our interim financial statements and management discussion and analysis, as well as advisory services associated with our financial reporting.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

Our Audit Committee pre-approves all audit services to be provided to us by our independent auditors. Our Audit Committee’s policy regarding the pre-approval of non-audit services to be provided to us by our independent auditors is that all such services shall be pre-approved by the Audit Committee. Non-audit services that are prohibited to be provided by our independent auditors may not be pre-approved. In addition, prior to the granting of any pre-approval, our Audit Committee must be satisfied that the performance of the services in question will not compromise the independence of the independent auditors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TURINCO INC.

By:	/s/ Michael Jervis
Michael Jervis, President and Chief Executive Officer

Date:	March 28, 2006

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Michael Jervis
Michael Jervis, President and Chief Executive Officer
(Principal Executive Officer)
Director

Date:	March 28, 2006

By:	/s/ Leonard Gordon
Leonard Gordon, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Director

Date:	March 28, 2006

By:	/s/ Sir John Baring
Sir John Baring
Director

Date:	March 28, 2006

By:	/s/ Ross Wilmot
Ross Wilmot
Director

Date:	March 28, 2006