Form 10QSB
period 2006-03-31
TURINCO INC
filed 2006-05-15
CIK 1113313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2006

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from _______________ to _______________

Commission File Number: 000-30695

TURINCO, INC.
(Name of small business issuer as specified in its charter)

NEVADA	87-0618509
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 15,391,500 shares of Common Stock as of April 21, 2006

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I

Item 1.                Financial Statements

The following unaudited consolidated interim financial statements of Turinco Inc. (the “Company”) are included in this Quarterly Report on Form 10-QSB:

Page	Page

Balance Sheets as at March 31, 2006	F-1

Statements of Operations for the three months ended March 31, 2006 and 2005 and the period from January 1, 2005, beginning of the development stage, to March 31, 2006	F-2

Statements of Cash Flows for the three months ended March 31, 2006 and 2005 and the period from January 1, 2005, beginning of the development stage, to March 31, 2006	F-3

Notes to Financial Statements	F-4

TURINCO, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED INTERIM BALANCE SHEETS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

March 31,
2006

ASSETS

Current
Cash and cash equivalents	$340,101
Receivables	122,921
Amounts due from related parties (Note 6)	27,850

490,872
Deferred income tax asset,
net of valuation allowance of $527,664 as at March 31, 2006 (418,466 at December 31, 2005)	-
Property and equipment (Note 5)	146,614

$637,486

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Accounts payable and accrued liabilities	$232,722
Amounts due to related parties (Note 6)	52,290

285,012

Commitments (Note 10)

Stockholders' equity
Common stock (Note 7)
100,000,000 common shares authorized at $0.001 par value;
13,891,500 common shares issued and outstanding as at March 31, 2006 (13,891,500 at December 31, 2005)	13,892
Additional paid-in capital	17,277,362
Deficit	(95,331)
Deficit accumulated during the development stage	(16,843,449)

352,474

$637,486

The accompanying notes are an integral part of these consolidated financial statements.

TURINCO, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

			Cumulative amounts
			from the beginning of the
	For the three months ended		development stage on
	March 31,		January 1, 2005 to
	2006	2005	March 31, 2006

OPERATING COSTS
Administration	$312,015	$2,121	$1,272,590
Depreciation	75	-	275
Research and development	38,751	-	91,585

	350,841	2,121	1,364,450

OTHER ITEMS
Stock-based compensation (Note 7)	-	-	8,232,540
Loss on acquisition of Arvana Networks (Note 3)	-	-	7,013,310
Loss on acquisition of Arvana Com (Note 4)	-	-	233,149

Net loss for the period before income taxes	(350,841)	(2,121)	(16,843,449)

Income taxes	-	-	-

Net loss of the period	(350,841)	(2,121)	(16,843,449)

Other comprehensive income	-	-	-

Comprehensive loss for the period	$(350,841)	$(2,121)	$(16,843,449)

Loss per share - basic and diluted	$(0.03)	$(0.00)

Weighted average number of common shares outstanding	13,891,500	6,903,000

The accompanying notes are an integral part of these consolidated financial statements.

TURINCO, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

			Cumulative amounts
			from the beginning of the
	For the three months ended		development stage on
	March 31,		January 1, 2005 to
	2006	2005	March 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(350,841)	$(2,121)	$(16,843,449)

Adjustments to reconcile net loss for the period to net cash used in operating activities
Depreciation	75	-	275
Stock-based compensation	-	-	8,232,540
Loss on acquisition of Arvana Networks	-	-	7,013,310
Loss on acquisition of Arvana Comunicacoes	-	-	233,149
Increase in receivables	(122,394)	-	(94,700)
Increase(decrease) in payables and accrued liabilities	(26,481)	-	103,128

Net cash used in operations	(499,641)	(2,121)	(1,355,748)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(28,000)	-	(67,017)
Cash of Arvana Networks on acquisition date	-	-	5,800
Cash of Arvana Comunicacoes on acquisition date	-	-	62,465

Net cash provided by (used in) investing activities	(28,000)	-	1,248

CASH FLOWS FROM FINANCING ACTIVITIES
Amounts due to / from related parties	31,678	-	(428,782)
Contribution to capital	-	900	900
Proceeds from issuance of common stock	-	-	2,121,250

Net cash provided by financing activities	31,678	900	1,693,368

Increase in cash and cash equivalents	(495,963)	(1,221)	338,868

Cash and cash equivalents, beginning of period	836,064	1,232	1,232

Cash and cash equivalents, end of period	$340,101	$11	$340,100

Supplementary information
Interest paid	$-	$-	$-
Taxes Paid	-	-	-

The accompanying notes are an integral part of these consolidated financial statements.

TURINCO, INC.
(A development stage company)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Three Months Ended March 31, 2006 and 2005
(expressed in US dollars)
(Unaudited)

1. Nature of Business and Ability to Continue as a Going Concern

Turinco, Inc., (the ‘Company’) is a development stage company and was incorporated under the laws of the State of Nevada on June 16, 1977, with authorized common stock of 2,500 shares with a par value of $0.25. On October 16, 1998, the authorized capital stock was increased to 100,000,000 shares with a par value of $0.001.

In 1998 the Company completed a common stock split of eight shares for each outstanding share. In 2005, the Company completed another common stock split of nine shares for each outstanding share. These consolidated financial statements have been prepared showing after stock split shares with a par value of $0.001.

The Company was inactive from 1982 until 2005, during which time the Company was in the process of seeking profitable business opportunities. In 2005, the Company was introduced to the emerging technology of Voice over the Internet (VOIP) telephone services. Since then, the Company has been engaged in the exploration and development of the business plan for the provision of VOIP telephone services, and is actively engaged in implementing the digital technology of the VOIP solutions in market areas that present business opportunities.

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

These consolidated interim financial statements for the three-month period ended March 31, 2006, include the accounts of the Company, its subsidiary Arvana Networks (including its wholly-owned subsidiary Arvana Par) and a 75% ownership in Arvana Comunicações do Brasil S. A. (“Arvana Com”). These financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. At March 31, 2006, the Company has an accumulated deficit during the development stage of $16,843,449. To date, the Company has generated no revenue from its VOIP business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might arise from this uncertainty.

The continuation of the Company is dependent upon achieving a profitable level of operations as well as obtaining further long-term financing. During 2005, the Company completed private placements of its common stock raising $2,340,000 ($2,121,250 net of issuance costs) in cash for working capital purposes, and at March 31, 2006, had $340,101 remaining to fund its operational costs. Management plans to raise $5,000,000 in additional equity capital over the next twelve months to finance the operations and capital requirements of the Company in 2006. While the Company is expending its efforts to achieve the above plans, there is no assurance that any such activity will generate sufficient funds for operations.

TURINCO, INC.
(A development stage company)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Three Months Ended March 31, 2006 and 2005
(expressed in US dollars)
(Unaudited)

2. Summary of Significant Accounting Policies

a) Basis of presentation

The Company is currently in the development stage and presents its financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company’s fiscal year end is December 31. The accompanying consolidated interim financial statements of Turinco, Inc. for the three-month periods ended March 31, 2006 and 2005, and for the cumulative amounts from the beginning of the development stage on January 1, 2005, through March 31, 2006, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by the accounting principles genarally accepted in the United States for complete financial statements. Although they are unaudited, in the opinion of management, they include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Results are not necessarily indicative of results which may be achieved in the future.

Included in the financial statements are the accounts of the Company, its wholly-owned subsidiaries Arvana Networks, Arvana Par and Arvana Com. All significant inter-company transactions and balances have been eliminated.

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

The Company uses the integrated method when translating the subsidiary operations. Long-term assets and liabilities denominated in a foreign currency are translated into US dollars at the exchange rate in effect on the transaction date. Revenue and expenses are translated at the average rates of exchange prevailing during the periods. The cumulative effects of these translation adjustments were included in administration expenses as they were insignificant.

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

The exchange rate prevailing at March 31, 2006, was 2.172, stated in the Brazilian Real per one US dollar. The average exchange rate during the three-month period ended March 31, 2006, was 2.194 stated in the Brazilian Real per one US dollar.

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

TURINCO, INC.
(A development stage company)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Three Months Ended March 31, 2006 and 2005
(expressed in US dollars)
(Unaudited)

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

g) Financial instruments

Financial instruments of the Company are comprised of cash and cash equivalents, receivables, accounts payable and accrued liabilities, and amounts due to and from related parties. Except as indicated in Note 6, on March 31, 2006, the estimated fair values of financial instruments were considered by management to be not materially different from their carrying value due to their short term to maturity or capacity for prompt liquidation.

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

TURINCO, INC.
(A development stage company)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Three Months Ended March 31, 2006 and 2005
(expressed in US dollars)
(Unaudited)

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

k) Stock-based compensation

The Company accounts for all stock-based payments to employees and non-employees using the fair value based method. Under the fair value method, stock-based payments are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measurable. The cost of stock-based payments to non-employees that are fully vested and non-forfeitable at the grant date is measured and recognized at that date. There were no options granted or outstanding for the three month periods ended March 31, 2006 and 2005.

l) Net loss per share

Basic loss per share is computed using the weighted average number of common shares outstanding during the year. Diluted loss per share is computed using the weighted average number of common shares and potentially dilutive common stock equivalents, including stock options and warrants. As of March 31, 2006 and 2005, there were no potentially dilutive instruments.

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

TURINCO, INC.
(A development stage company)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Three Months Ended March 31, 2006 and 2005
(expressed in US dollars)
(Unaudited)

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

As both Turinco and Arvana Networks are development stage companies, the share exchange transaction was outside the scope of Statement of Financial Accounting Standard No. 141, “Business Combination”. Consequently, the transaction was recorded at the fair value of the 3.0 million Turinco’s common shares issued for the transaction based on the quoted market price of the Company’s common stock on the date of the agreement of $2.28 per share. This agreed upon consideration paid for the transaction was calculated based on the fair value of the assets recorded on Arvana Networks financial statements at the time of the transaction and on the compensation expenses given to management of Arvana Networks for pre-operating services provided to Arvana Networks and to retain their services. As such, the purchase price of the transaction was allocated among the $5,800 in cash and $131,747 in other assets acquired and $310,857 in liabilities assumed based on the fair value and the excess of purchase price over fair value of assets acquired and liabilities assumed was recorded in 2005 as compensation expense paid of $7,013,310 to the management of Arvana Networks at the time of the transaction.

4. Arvana Comunicações Transaction

On October 6, 2005, the Company, through its wholly-owned subsidiaries, completed the first closing of an investment agreement with Gloinfo 500 Soluções EM Telemática Ltda. (“Gloinfo”) and Paulo Messina (described below) for the acquisition of Arvana Comunicações.

Arvana Com was incorporated in January 2005. In March 2005, the Company’s subsidiary Arvana Networks signed a letter of intent to acquire Arvana Com. The Company had supplied Arvana Com a non-interest bearing, no repayment term loan to be used for the pre-operating costs of the business. Arvana Com would not be able to operate without this loan and this capital was therefore at risk. Accordingly, the Company was considered the beneficiary of Arvana Com (because it absorbed the expected risk and residual gain of Arvana Com), and Arvana Com was treated as a Variable Interest Entity up until October 6, 2005. Upon completion of the first closing, the Company acquired 75% of Arvana Com’s shares, at no additional cost, and it is now considered a majority owned subsidiary for accounting purposes.

Similarly to the transaction between the Company and Arvana Networks, the share exchange transaction was scoped out of Statement of Financial Accounting Standard No. 141, “Business Combination”. Consequently, the transaction was recorded at the fair value of the net assets acquired of Arvana Com on the date of the agreement. The purchase price of the transaction has been allocated among the $62,465 in cash, $78,258 of equipment, $8,482 of receivables, and $382,354 in liabilities assumed based on their respective fair values. Accordingly, $233,149, being the excess of purchase price over fair value of assets acquired and liabilities assumed was recorded in 2005 as the loss on acquisition of Arvana Com.

TURINCO, INC.
(A development stage company)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Three Months Ended March 31, 2006 and 2005
(expressed in US dollars)
(Unaudited)

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

Interim period between the first and second closing

Arvana Com has applied for and received the license to operate in the VOIP business subsequent to the first closing. In conjunction with this application, Arvana Com has also entered into agreements with Gloinfo to provide services to Arvana Com and be reimbursed for costs incurred. In addition, loans of up to 250,000 Brazilian Real may be provided to Gloinfo for the sole use in the conduct of the VOIP operation of Arvana Com. These loans would bear 1% interest if repayments are late.

Second closing

During the first quarter, the Company’s management entered into negotiations with the principals of Gloinfo with the intention of changing the provisions of the Investment agreement to acquire 100% of Arvana Com, and achieve complete operating separation from the activities and facilities of Gloinfo.

5. Property and Equipment

		Accumulated	Net
2006	Cost	Amortization	Book Value

Equipment	$45,092	$275	$44,817
Computers	61,117	-	61,117
Software	40,680	-	40,680

	$146,889	$275	$146,614

The Company has not taken any amortization on most of its equipment as utilization of the equipment has not yet begun. The net carrying amount of equipment not being amortized was $ 145,386 as of March 31, 2006.

6. Related Parties

At March 31, 2006, the Company was owed $27,850 from a company with a director in common. The loan bears no interest and has no specific terms of repayment. We have a corresponding payable to a previous director which relates to start-up operations in Brazil. These amounts will be cleared in the second quarter.

At March 31, 2006, the Company owed $3,504 to a director for reimbursement of expenses. These loans bear no interest and have no specific terms of repayment.

At March 31, 2006, the Company owed $48,200 to three directors for services rendered during the year. This amount is to be paid in stock at a future date with the number of common shares determined by the fair value of the shares on the settlement date. An additional $586 was owed to one of these directors for expenses incurred on behalf of the Company. The amounts owing bear no interest.

TURINCO, INC.
(A development stage company)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Three Months Ended March 31, 2006 and 2005
(expressed in US dollars)
(Unaudited)

For the three month period ended March 31, 2006, $74,499 was incurred by the Company for services rendered by directors, the President, the Chief Financial Officer and the Corporate Secretary of Turinco, Inc.

The amount of imputed interest would not be material. Therefore, it was not recorded in the period.

7. Share Capital

(a) During the three-month period ended March 31, 2006, the Company did not have any have any changes to share capital.

(b) The Company follows SFAS No. 123, “Accounting for Stock-Based Compensation,” in accounting for stock-based employee compensation plans and transactions in which an entity issued its equity instruments to acquire goods or services from non-employees. Where the fair value of equity instruments issued in connection with the provision of goods or services or the issuance of share capital is more reliably measurable than the fair value of the consideration received, the transaction is accounted for based on the fair value of the equity instruments issued and the difference between the fair value and recorded value of the transaction is recorded as stock-based compensation expense.

(c) As of March 31, 2006, the Company had not granted any stock options or warrants.

8. Segmented Information

The Company has one reportable segment, being the development of the VOIP telephone services. This reportable segment was determined based on the nature of the products offered. Of the total property and equipment, $1,228 is located in Canada, and $145,386 is located in Brazil.

9. Subsequent Events

None.

10. Commitments

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

Item 2.                Management’s Discussion and Analysis or Plan of Operations

OVERVIEW

Turinco Inc. is engaged in the development of business opportunities in the telecommunications industry which are focused on the development and implementation of voice over the internet (VOIP) telephone technology. Our business plan is to be a provider of Internet services dedicated to serving our partners with complete turnkey IP telephone solutions which enable fast deployment of voice services over existing data networks.

We have been engaged since March 2005 in the acquisition and implementation of digital technology that will enable us to provide Internet telecommunication services for prospective customers. In August 2005, we completed a transaction whereby we acquired all of the issued and outstanding shares of Arvana Networks Inc. (“Arvana Networks”). Arvana Networks is a company incorporated in Barbados that wholly owns Arvana Participações, a company incorporated in Brazil (“Arvana Par”). Arvana Par’s business activities to date have been directed towards development of an Internet telephone services business to be located in Rio de Janeiro, Sao Paulo and other major cities in Brazil in 2006. Arvana Par’s activities have included market analysis, development of business plans, identifying appropriate local associates and development of technical plans required in order to launch Internet telephone services in Brazil in 2006.

As discussed below, and via Arvana Par, we entered into an investment agreement with a local associate in 2005 for the development of Internet telephone services in Brazil. This business was planned to be carried out by Arvana Comunicações do Brasil S. A. (“Arvana Com”), a Brazilian company intended to be 75% owned by Arvana Par and 25% owned by Gloinfo 500 Soluções EM Telemática Ltda. (“Gloinfo”). Gloinfo was planned to be our local associate in Brazil. We have since agreed in principal with Gloinfo to terminate our agreement, acquire 100% ownership of Arvana Com, and develop our planned Brazilian Internet telephone business independent of Gloinfo. Our plan for the development of Arvana Com is set forth below.

We are presently in the development stage of our business. We have yet to achieve any revenues and the Company requires substantial additional financing in order to continue with the plan of operations which, in the opinion of management, will provide a profit. Our ability to continue as a going concern is dependent upon our ability to obtain additional financing.

PLAN OF OPERATIONS

Our plan of operation for the next twelve months is to undertake and achieve the following objectives:

1.

Arvana Networks plans to complete a current research and development program which is anticipated to include advancements in our SIP-based Internet Telephony Service Provider (ITSP) call platform c/w VOIP Gateways and SS7 signalling translation; a Dedicated Calling Card Platform; a Billing System for the ITSP platform (includes signup, customer bill presentment, and real-time call authorization and balance tracking); and an associated Accounting System into which data is fed from the Calling Card Platform, the Billing System, and other subsystems.

These research and development activities are planned to be carried out by Arvana Networks’ technology staff centered in Annapolis Maryland.

2.

Arvana Com plans to initiate a web-based Internet telephone service under the branding of Televoz which will solicit subscribers in Brazil, Argentina and Bolivia who frequently make long distance calls to North America and Europe.

3.

The acquisition of the STFC license in Brazil which will enable Arvana Comunicações to move forward with its plan to provide low cost calling for business users within Brazil and a variety of calling card services also targeted to business applications and international ethnic communities.

4.	The phase one development of partnerships and facilities in Argentina and Bolivia based on the experience and developments achieved in Brazil.

5.	The continued exploration of opportunities in Internet telephony in Europe and the Middle East.

We anticipate spending approximately $2,000,000 to proceed with our plan of operations over the next twelve months. We had cash in the amount of $340,101 and working capital in the amount of $205,859 as of March 31, 2006. Based on our planned expenditures, we will require a minimum of $1,500,000 in additional financing. Also, we anticipate that we will require additional financing in order to pursue development of partnerships and opportunities in Internet telephony that are over and above our plans for Brazil. If we achieve less than the full amount of financing that we require, we will scale back our development and expansion plans based on our available financial resources.

We believe that debt financing will not be an alternative for funding additional phases of our business development as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with firm assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operations.

Our plan of operations is to target markets in developing and mature countries that have established telephone communication networks and where there is a competitive advantage for Internet telephony over existing telecommunication networks.

In each country that we target, we intend to build our own network of Internet access points, called “POP’s”, which will enable users to access the network through a local call. Once established, these networks will bypass the existing phone carrier’s trunk lines and will enable us to complete calls at our own highly competitive rates.

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

Our plan is to link all of the above services using an underlying Arvana network infrastructure. Our network infrastructures is planned to be comprised of a series of access gateways located in major cities and regions involving several countries. Each gateway is planned to incorporate sufficient phone lines to handle the peak number of calls in each respective area, enabling anyone to gain access to the Arvana network for the cost of a local call. We plan to offer a calling card system that will use our network infrastructure to provide local access for long distance and international calls.

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

IP Horizon LLC is Arvana’s technology and termination partner and a significant shareholder. IP Horizon is controlled by Draper Holdings Business Trust. IP Horizon has expertise in carrier-class digital telephony systems, provides comprehensive management/billing software, a high capacity calling card management system and contributed hardware and software to Arvana. IP Horizon is also able to provide competitive international call termination rates.

Arvana Comunicações

The Company, Arvana Networks and Arvana Par entered into an investment agreement dated October 6, 2005 (the “Investment Agreement”) with Gloinfo and Paulo Messina, an unrelated party. Arvana Par is a wholly owned subsidiary of Arvana Networks. Gloinfo is a Brazilian limited company that is controlled by Mr. Messina.

The Investment Agreement provided for subscription for the capital stock of Arvana Com by each of Arvana Par and Gloinfo. Arvana Com is a Brazilian corporation that was formed to carry out a VOIP business in Brazil as a jointly owned venture between Arvana Par and Gloinfo. As a result of the initial closing under the Investment Agreement on October 6, 2005, Arvana Par presently owns 75% of Arvana Com and Gloinfo owns 25%.

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

Arvana Com Termination Agreement

During the first quarter of fiscal 2006, our management entered into negotiations with the principals of Gloinfo with the intention of terminating the Investment Agreement by agreement. The contemplated termination of the Investment Agreement would include the acquisition by Arvana Par of 100% of Arvana Com and the separation of the operating activities of Arvana Com from the activities and facilities of Gloinfo.

The main terms of the termination that have been agreed to in principle by Gloinfo are as follows:

(a)	The terms of the investment agreement will be cancelled and Gloinfo will transfer its 25% ownership to Arvana Par.

(b)	The customers that were to be transferred to Arvana Com following the final closing will remain with Gloinfo.

(c)	The employees that were to be transferred following the final closing will remain with Gloinfo.

(d)	Employees that were hired into the project were terminated and the termination costs were shared 75% by Arvana Com and 25% by Gloinfo.

(e)	Arvana Com will obtain the “Televoz” branding and the website associated with this product from Gloinfo.

(f)	The billing system software will be licensed to Arvana Com and the source code provided to the technology department.

(g)

Arvana Com will retain ownership and operating control of the technology platform currently used by Gloinfo to service their customers. Gloinfo will purchase and install a new technology platform within an estimated 90 days.

We are presently negotiating a definitive termination agreement with Gloinfo pursuant to which the Investment Agreement will be terminated. There is no assurance that we will reach a termination agreement with Gloinfo or that the terms of the termination agreement will include all of the terms stated above that have been agreed to in principal by Gloinfo.

The Company plans to continue developing the VOIP business independent of Gloinfo once the equipment has been returned by Gloinfo. The Arvana Com platform will be used for new customers to be acquired by Arvana Com using the Televoz branding for VOIP and calling card service.

In October 2005, Arvana Com applied for a SCM (Serviço de Comunicação Multimídia) license from ANATEL (Agência Nacional de Telecomunicações), the Brazilian government regulatory authority that is responsible for regulating telecommunications activities in Brazil. During the quarter, the Company was granted its SCM license which allows it to conduct it internet telephone business in Brazil. Based on this authorization, the Company must comply with the ANATEL laws and regulations and present an installation project summary to ANATEL by September 3, 2006. The Company has until September 3, 2007 to begin commercial operations by September 3, 2007 in accordance with article 27 of the SCM regulation.

Additional Acquisitions and New Business Opportunities

We plan to consider and evaluate prospective acquisitions and new business opportunities in the VOIP market which would offer us the ability to deploy Internet telephone solutions and develop and expand our customer base and business. We are presently in negotiations to acquire an established long distance telephone carrier business based in Europe. We have not entered into any definitive agreement to date and there is no assurance that any definitive agreement will be executed. Further, we anticipate that the completion of the acquisition would be subject to our achieving additional financing, of which there are no assurances of success.

RESULTS OF OPERATIONS

Our operations for the three month periods ended March 31, 2006 and 2005 are summarized below. Our current activities relating to the development of its planned VOIP telephone services business are only reflected in the results of operations for the period from January 2005 to March 31, 2006.

References below to the first quarters of fiscal 2006 and fiscal 2005 are to the three month periods ending March 31, 2006 and 2005, respectively. We were inactive during all periods prior to December 31, 2004. References to fiscal 2006 and fiscal 2005 are to our fiscal years ended December 31, 2006 and 2005, respectively.

	Three months ended March 31, 2006	Three months ended March 31, 2006	Cumulative Amounts from the beginning of the development stage on January 1, 2005 to March 31, 2006
Administration	$312,015	$2,121	$1,272,590
Depreciation	$75	$0	$275
Research and Development	$38,751	$0	$91,585
Stock Based Compensation	$0	$0	$8,232,540
Loss on acquisition of Arvana Networks	$0	$0	$7,013,310
Loss on acquisition of Arvana Com	$0	$0	$233,149
Net Loss for the Period	$350,841	$2,121	$16,843,449

Revenues

We have not earned revenues from the VOIP business to date. Our ability to earn revenues will be subject to its ability to successfully implement its plan of operations. The ability of Arvana Com to earn revenues from the Brazilian VOIP telephone services business was contingent upon the granting of the necessary SCM license which was granted to the Company by the regulatory agency ANATEL. This license has been granted in January 2006. We anticipate that Arvana Com will not achieve revenues until completion of planned separation of the operations of Arvana Com and Gloinfo under the contemplated termination of the investment agreement.

Administration Expenses

During the first quarter of fiscal 2006, we had administration expenses of $312,015 compared to expenses of $2,121 for the first quarter of fiscal 2005. Expenses in the first quarter of fiscal 2005 were for minimal operating requirements. For the first quarter of fiscal 2006, the expenses related to directors fees, consulting fees, travel expenses, office services and rent.

Research and Development/Technical Operations

Our research development expenses and technical operations expenses were attributable to the costs of our chief technology officer and our network architect. These individuals are responsible for specifying and overseeing the implementation and management of the Company’s technology and hardware platform. Research and development expenses associated with technical operations were $38,751 for the first quarter of fiscal 2006.

Stock-based Compensation

There was no stock based compensation expense for the first quarter of fiscal 2006 or 2005. We anticipate adopting a stock option plan during the second quarter of fiscal 2006.

We recorded stock compensation expense in the amount of $8,232,540 during fiscal 2005. This stock compensation expense reflects the value of shares issued to date by us by means of certain private placements at a lower than quoted market price at the time of closing. The difference between the trading price and the cash proceeds has been included in stock-based compensation. Of this amount, $752,400 was attributable to the issue of 330,000 shares as finders’ fees related to the Arvana Networks transaction and the introduction of the Company to IP Horizons LLC (“IPH”). The balance of the stock compensation expense was attributable to private placements completed by us.

Loss on the acquisition of Arvana Networks

The loss on the acquisition of Arvana Networks expense of $7,013,310, recorded in fiscal 2005, was attributable to the excess of the purchase price over the fair market value of the assets acquired and liabilities assumed. Assets acquired included $5,800 in cash and $131,747 in other assets acquired and liabilities in the amount of $310,857.

Loss on acquisition of Arvana Comunicações

The loss on the acquisition of Arvana Comunicações recorded in fiscal 2005 in the amount of $233,149 was a result of the development costs of our VOIP project in Brazil. This amount represents legal, accounting, consulting and other start up fees.

Net Loss for the Period

We incurred a net loss of $350,841 for the first quarter of fiscal 2006 compared to a loss of $2,121 for first quarter of fiscal 2005. The loss reflects the increased administration and research and development expenses associated with the development of our VOIP telephone services business.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, we had cash of $340,101 and working capital of $205,859. This compares to cash of $836,064 and working capital of $584,626 as of December 31, 2005. The decrease in cash and working capital is a result of expenditures during the first quarter of fiscal 2006, as discussed above.

Plan of Operations

We estimate that our total expenditures over the next twelve months will be at least $2,000,000, as discussed above under the heading “Plan of Operations”, which amount will include projected administration costs. The Company anticipates that it will require a minimum of approximately $1,500,000 in additional financing to proceed with our plan of operations over the next twelve months. In addition, the Company anticipates that it will require additional financing in order to pursue the acquisition of any opportunities in the VOIP business beyond the specific opportunities that are outlined above. If we are unable to achieve the necessary additional financing, then it plans to reduce the amounts that it spend on the development of our VOIP business opportunities and its administrative expenses in order to be within the amount of capital resources that are available to the Company.

Cash Used in Operating Activities

We used cash in operations in the amount of $499,641 during the first quarter of fiscal 2006. Cash used in operations was attributable primarily to administration and research and development expenses incurred with the commencement of the our business of the development of VOIP telephone services.

Cash Used in Investing Activities

We acquired software in the amount of $28,000 during the first quarter of fiscal 2006.

Cash Flows from Financing Activities

We reclassified a related party loan in the amount of $31,678 during first quarter of fiscal 2006 due to a person who is no longer a shareholder in Arvana Comunicações. This amount is now classified in accounts payable.

Going Concern

We has not attained profitable operations and is dependent upon obtaining financing to purser its plan of operations.

Future Financings

We anticipate continuing to rely on equity sales of its shares of commons stock in order to continue to funds its business operations and plan. There is no assurance that we will achieve any additional sales of its equity securities or arrange for debt or other financing to fund its plan of operations.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

CRITICAL ACCOUNTING POLICIES

Basis of Presentation

We are currently in the development stage and presents our financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”.

Our financial statements include the accounts of the Company, our wholly-owned subsidiaries Arvana Networks, Arvana Par, and its 75% ownership of Arvana Com. All significant inter-company transactions and balances have been eliminated.

Foreign currency translation and transactions

Our functional currency is the United States dollar.

Long-term assets and liabilities of Arvana Par and Arvana Com denominated in a foreign currency are translated into US dollars at the exchange rate in effect at the transaction date. Monetary assets and liabilities are translated at the period end date. Revenue and expenses are translated at the average rates of exchange prevailing during the periods. The cumulative effects of these translation adjustments were included in our financial statements under administration expenses as they were insignificant.

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

Item 3.                Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006, being the date of our most recently completed quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Michael Jervis, and our Chief Financial Officer, Mr. Leonard Gordon. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (the “SEC”) .

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

During the fiscal quarter ended March 31, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the quarter ended March 31, 2006.

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

Item 1.                Legal Proceedings.

We currently are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

We did not complete any sales of securities without registration pursuant to the Securities Act of 1933 during our fiscal quarter ended March 31, 2006.

Item 3.                Defaults Upon Senior Securities

None.

Item 4.                Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during our first quarter ended March 31, 2006.

Item 5.                Other Information

None.

Item 6.                Exhibits

The following exhibits are included with this Quarterly Report on Form 10-QSB:

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

14.1	Code of Ethics (4)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act (5)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (5)
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

(1)	Previously filed with the SEC as an exhibit to the Company’s registration statement on Form 10- SB filed with the SEC on May 24, 2000.
(2)	Previously filed with the SEC as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2005.
(3)	Previously filed with the SEC as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed with the SEC on December 14, 2005.
(4)	Previously filed with the SEC as an exhibit to the Company’s Annual Report on Form 10-KSB filed with the SEC on March 31, 2006.
(5)	Filed as an Exhibit to this Quarterly Report on Form 10-QSB.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TURINCO INC.

By:	/s/ Michael Jervis
Michael Jervis, President and Chief Executive Officer

Date:	May 15, 2006