Form 10QSB
period 2006-06-30
ARVANA INC
filed 2006-08-18
CIK 1113313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

[  ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO _______________

Commission File Number: 000-30695

ARVANA INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	87-0618509
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

2610-1066 West Hastings St., Vancouver, British Columbia, Canada V6E 3X2
(Address of principal executive offices)

604-684-4691
(Issuer's telephone number)

TURINCO, INC.
(Former name, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the past 12 months (or for such shorter period that the registrant was required to file such
reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes [   ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 18,933,200 shares of Common Stock as of August 11, 2006

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

PART I

Item 1.                Financial Statements

The following unaudited consolidated interim financial statements of Arvana Inc. are included in this Quarterly Report on Form 10-QSB:

Page
Balance Sheet as at June 30, 2006	3
Statements of Operations for the three and six months ended June 30, 2006 and 2005 and the period from January 1, 2005, beginning of the development stage, to June 30, 2006	4
Statements of Cash Flows for the six months ended June 30, 2006 and 2005 and the period from January 1, 2005, beginning of the development stage, to June 30, 2006	5
Notes to Financial Statements	6

ARVANA INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED INTERIM BALANCE SHEET
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

June 30,
2006

ASSETS

Current
Cash and cash equivalents	$45,956
Receivables	123,375
Amounts due from related parties (Note 6)	27,850

197,182
Deferred income tax asset,
net of valuation allowance of $614,748	-
Property and equipment (Note 5)	173,639

$370,821

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Accounts payable and accrued liabilities	$152,156
Amounts due to related parties (Note 6)	122,321

274,477

Commitments (Note 10)

Stockholders' equity
Common stock (Note 7)
100,000,000 common shares authorized at $0.001 par value;
13,891,500 common shares issued and outstanding	13,892
Additional paid-in capital	18,701,362
Shares to be issued (Note 6)
Deficit	(95,331)
Deficit accumulated during the development stage	(18,523,579)

96,344

$370,821

The accompanying notes are an integral part of these consolidated financial statementsart. of these consolidated financial statements

ARVANA INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

					Cumulative amounts
					from the beginning of the
	For the three months ended		For the six months ended		development stage on
	June 30,		June 30,		January 1, 2005 to
	2006	2005	2006	2005	June 30, 2006

OPERATING COSTS
Administration	$217,304	$89,955	$529,319	$92,076	$1,489,894
Depreciation	75	-	150	-	350
Research and development	38,751	-	77,502	-	130,336

	256,130	89,955	606,971	92,076	1,620,580

OTHER ITEMS
Stock-based compensation (Note 7)	1,424,000	-	1,424,000	-	9,656,540
Loss on acquisition of Arvana Networks (Note 3)	-	-	-	-	7,013,310
Loss on acquisition of Arvana Com (Note 4)	-	-	-	-	233,149

Net loss for the period before income taxes	(1,680,130)	(89,955)	(2,030,971)	(92,076)	(18,523,579)

Income taxes	-	-	-	-	-

Net loss of the period	$(1,680,130)	$(89,955)	$(2,030,971)	$(92,076)	$(18,523,579)

Loss per share - basic and diluted	$(0.12)	$(0.01)	$(0.15)	$(0.01)

Weighted average number of common shares outstanding	13,891,500	8,403,000	13,891,500	9,153,000

The accompanying notes are an integral part of these consolidated financial statements.art of these consolidated financial statements

ARVANA INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

			Cumulative amounts
			from the beginning of the
	For the six months ended		development stage on
	June 30,		January 1, 2005 to
	2006	2005	June 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(2,030,971)	$(92,076)	$(18,523,579)

Adjustments to reconcile net loss for the period to net cash used in operating activities
Depreciation	150	-	350
Stock-based compensation	1,424,000	-	9,656,540
Loss on acquisition of Arvana Networks	-	-	7,013,310
Loss on acquisition of Arvana Comunicacoes	-	-	233,149
Increase in receivables	(122,848)	-	(95,153)
Increase(decrease) in payables and accrued liabilities	(107,047)	7,746	22,562

Net cash used in operations	(836,717)	(84,330)	(1,692,823)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(55,100)	-	(94,117)
Cash of Arvana Networks on acquisition date	-	-	5,800
Cash of Arvana Comunicacoes on acquisition date	-	-	62,465

Net cash provided by (used in) investing activities	(55,100)	-	(25,852)

CASH FLOWS FROM FINANCING ACTIVITIES
Amounts due to / from related parties	101,709	(216,526)	(358,751)
Contribution to capital	-	900	900
Stock subscriptions received	-	562,500	-
Proceeds from issuance of common stock	-	300,000	2,121,250

Net cash provided by financing activities	101,709	646,874	1,763,399

Increase in cash and cash equivalents	(790,108)	562,544	44,724

Cash and cash equivalents, beginning of period	836,064	1,232	1,232

Cash and cash equivalents, end of period	$45,956	$563,776	$45,956

Supplementary information
Interest paid	$-	$-	$-
Taxes Paid	-	-	-

The accompanying notes are an integral part of these consolidated financial statements.art of these consolidated financial statements

ARVANA INC.
(A development stage company)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Six Months Ended June 30, 2006 and 2005
(expressed in US dollars)
(Unaudited)

1.           Nature of Business and Ability to Continue as a Going Concern

Arvana Inc., (the ‘Company’) (formerly Turinco, Inc.) is a development stage company and was incorporated under the laws of the State of Nevada on June 16, 1977, with authorized common stock of 2,500 shares with a par value of $0.25. On October 16, 1998, the authorized capital stock was increased to 100,000,000 shares with a par value of $0.001. On July 24, 2006, the shareholders approved a change of the Company’s name from Turinco, Inc. to Arvana Inc.

In 1998 the Company completed a common stock split of eight shares for each outstanding share. In 2005, the Company completed another common stock split of nine shares for each outstanding share. These consolidated financial statements have been prepared showing after stock split shares with a par value of $0.001.

The Company was inactive from 1982 until 2005, during which time the Company was in the process of seeking profitable business opportunities. In 2005, the Company was introduced to the emerging technology of Voice over Internet Protocal (VoIP) telephone services. Since then, the Company has been engaged in the exploration and development of the business plan for the provision of VoIP telephone services, and is actively engaged in implementing the digital technology of the VoIP solutions in market areas that present business opportunities.

The Company plans on developing the first phase of this business through its wholly-owned subsidiary Arvana Networks Inc. (‘Arvana Networks’), a company incorporated in Barbados, which wholly owns Arvana Participações (‘Arvana Par’) a company incorporated in Brazil. The Company’s business activities to date have been directed towards the acquisition of Arvana Comunicações, market analysis, developing business plans, searching out appropriate local partners and developing technical plans in order to launch VoIP telephone services in Rio de Janeiro, Sao Paulo and other major cities in Brazil. Concurrently with the activity in Arvana Networks, management has identified a communications company in Germany that is presently in the carrier pre-select and wholesale carrier business carrying traffic to Turkey. Arvana has acquired this Company and plans on expanding its business including VoIP and calling card services. A full discussion of this acquisition can be found in Note 9 on Subsequent Events.

These consolidated interim financial statements for the six-month period ended June 30, 2006, include the accounts of the Company, its subsidiary Arvana Networks (including its wholly-owned subsidiary Arvana Par and Arvana Comunicações do Brasil S. A. (“Arvana Com”). These financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. At June 30, 2006, the Company has an accumulated deficit during the development stage of $18,523,579. To date, the Company has generated no revenue from its VoIP business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might arise from this uncertainty.

The continuation of the Company is dependent upon achieving a profitable level of operations as well as obtaining further long-term financing. During 2005, the Company completed private placements of its common stock raising $2,340,000 ($2,121,250 net of issuance costs) in cash for working capital purposes, and at June 30, 2006, had $45,956 remaining to fund its operational costs. Management plans to raise $3,000,000 to $5,000,000 in additional equity capital over the next twelve months to finance the operations and capital requirements of the Company in 2006 and 2007. While the Company is expending its efforts to achieve the above plans, there is no assurance that any such activity will generate sufficient funds for operations.

ARVANA INC.
(A development stage company)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Six Months Ended June 30, 2006 and 2005
(expressed in US dollars)
(Unaudited)

2.           Summary of Significant Accounting Policies

a)     Basis of presentation
The Company is currently in the development stage and presents its financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company’s fiscal year end is December 31. The accompanying consolidated interim financial statements of Arvana Inc. for the six-month periods ended June 30, 2006 and 2005, and for the cumulative amounts from the beginning of the development stage on January 1, 2005, through June 30, 2006, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States for complete financial statements. Although they are unaudited, in the opinion of management, they include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Results are not necessarily indicative of results which may be achieved in the future.

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

c)     Foreign currency translation and transactions
Arvana, Inc.’s functional currency is the United States dollar.

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

The exchange rate prevailing at June 30, 2006, was 2.17, stated in the Brazilian Real per one US dollar. The average exchange rate during the six-month period ended June 30, 2006, was 2.1767 stated in the Brazilian Real per one US dollar.

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

ARVANA INC.
(A development stage company)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Six Months Ended June 30, 2006 and 2005
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

g)     Financial instruments
Financial instruments of the Company are comprised of cash and cash equivalents, receivables, accounts payable and accrued liabilities, and amounts due to and from related parties. Except as indicated in Note 6, on June 30, 2006, the estimated fair values of financial instruments were considered by management to be not materially different from their carrying values due to their short term to maturity or capacity for prompt liquidation.

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

ARVANA INC.
(A development stage company)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Six Months Ended June 30, 2006 and 2005
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

k)     Stock-based compensation
The Company accounts for all stock-based payments to employees and non-employees using the fair value based method. Under the fair value method, stock-based payments are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measurable. The cost of stock-based payments to non-employees that are fully vested and non-forfeitable at the grant date is measured and recognized at that date. The Company granted stock options in June 2006 and accordingly recorded an expense of $1,424,000 in the period. There were no options granted or outstanding for the six month period ended June 30, 2005.

l)     Net loss per share
Basic loss per share is computed using the weighted average number of common shares outstanding during the year. Diluted loss per share is computed using the weighted average number of common shares and potentially dilutive common stock equivalents, including stock options and warrants. As of June 30, 2005, there were no potentially dilutive instruments. As of June 30, 2006, the Company had 1,600,000 of potentially dilutive instruments that were excluded from the determination of dilutive loss per share.

3.           Arvana Networks Transaction

On August 18, 2005, Arvana Inc. (“Arvana”) completed a transaction with Arvana Networks whereby 100% of the 4,500,000 shares (1,500,000 shares which are described below) of Arvana Networks were exchanged for an equal number of shares in Arvana Inc. Arvana Networks’ business activities to date have been directed towards market analysis, developing business plans and searching out appropriate local partners in order to launch VoIP telephone services in Rio de Janeiro, Sao Paulo and other major cities in Brazil in 2006.

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

As both Arvana and Arvana Networks are development stage companies, the share exchange transaction was outside the scope of Statement of Financial Accounting Standard No. 141, “Business Combination”. Consequently, the transaction was recorded at the fair value of the 3.0 million Arvana’s common shares issued for the transaction based on the quoted market price of the Company’s common stock on the date of the agreement of $2.28 per share. This agreed upon consideration paid for the transaction was calculated based on the fair value of the assets recorded on Arvana Networks financial statements at the time of the transaction and on the compensation expenses given to management of Arvana Networks for pre-operating services provided to Arvana Networks and to retain their services. As such, the purchase price of the transaction was allocated among the $5,800 in cash and $131,747 in other assets acquired and $310,857 in liabilities assumed based on the fair value and the excess of purchase price over fair value of assets acquired and liabilities assumed was

ARVANA INC.
(A development stage company)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Six Months Ended June 30, 2006 and 2005
(expressed in US dollars)
(Unaudited)

recorded in 2005 as compensation expense paid of $7,013,310 to the management of Arvana Networks at the time of the transaction.

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

Interim period between the first and second closing

Arvana Com has applied for and received the license to operate in the VoIP business subsequent to the first closing. In conjunction with this application, Arvana Com had also entered into agreements with Gloinfo to provide services to Arvana Com and be reimbursed for costs incurred. As of June 30, 2006, Gloinfo owes Arvana Com an amount of 266,984 Brazilian Reais to be reimbursed in the form of either cash or an invoice showing substantiated expenses.

Second closing

During the first quarter, the Company’s management entered into negotiations with the principals of Gloinfo with the intention of changing the provisions of the Investment agreement to acquire 100% of Arvana Com, and achieve complete operating separation from the activities and facilities of Gloinfo.

ARVANA INC.
(A development stage company)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Six Months Ended June 30, 2006 and 2005
(expressed in US dollars)
(Unaudited)

5.           Property and Equipment

		Accumulated	Net
2006	Cost	Amortization	Book Value

Equipment	$45,092	$350	$44,742
Computer hardware	61,117	-	61,117
Software	67,780	-	67,780

	$173,989	$350	$173,639

The Company has not taken any amortization on most of its equipment as utilization of the equipment has not yet begun. The net carrying amount of equipment not being amortized was $ 172,487 as of June 30, 2006.

6.           Related Parties

At June 30, 2006, the Company was owed $27,850 from a company with a director in common. The loan bears no interest and has no specific terms of repayment. We have a corresponding payable to a previous director which relates to start-up operations in Brazil.

At June 30, 2006, the Company owed $61,750 to three directors for services rendered during the year. This amount is to be paid part in cash and part in stock at a future date with the number of common shares determined by the fair value of the shares on the settlement date. The amounts owing bear no interest.

For the six month period ended June 30, 2006, $98,752 was incurred by the Company for services rendered by the President, the Chief Financial Officer and the Corporate Secretary of Arvana Inc. As at June 30, 2006, $57,054 was owed to these three individuals.

The amount of imputed interest would not be material. Therefore, it was not recorded in the period.

7.           Share Capital

(a) During the six-month period ended June 30, 2006, the Company did not have any have any changes to share capital.

(b) The Company follows SFAS No. 123R, “Accounting for Stock-Based Compensation,” in accounting for stock-based employee compensation plans and transactions in which an entity issued its equity instruments to acquire goods or services from non-employees. Where the fair value of equity instruments issued in connection with the provision of goods or services or the issuance of share capital is more reliably measurable than the fair value of the consideration received, the transaction is accounted for based on the fair value of the equity instruments issued and the difference between the fair value and recorded value of the transaction is recorded as stock-based compensation expense.

(c) On June 5, 2006, the Company granted 1,600,000 stock options to its directors and employees.

8.           Segmented Information

The Company has one reportable segment, being the development of the VoIP telephone services. This reportable segment was determined based on the nature of the products offered. Of the total property and equipment, $1,153 is located in Canada, $55,100 is located in the United States and $117,386 is located in Brazil.

ARVANA INC.
(A development stage company)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Six Months Ended June 30, 2006 and 2005
(expressed in US dollars)
(Unaudited)

9.           Subsequent Events

On July 26, 2006, the Company received an advance on a private placement in the amount of 500,000 Euros. This amount was required in order to complete the first closing of a transaction to acquire a German based communications company described below.

On August 9, 2006, Arvana Inc. (the “Company”), Brulex – Consultadoria Economica E Marketing Ltda. (the “Vendor”) and Hallotel Deutschland GmbH (“Hallotel”) entered into a share purchase agreement (the “Share Purchase Agreement”) pursuant to which the Company will acquire control over Hallotel through the acquisition (the “Acquisition”) of all of the outstanding shares of BCH Beheer B.V., a wholly-owned subsidiary of the Vendor that owns all of the outstanding shares of Hallotel. The purchase price for the Acquisition is payable by way of:

(i)	the issue of 3,541,700 shares of common stock of the Company;

(ii)	the payment of €500,000 in cash; and

(iii)

the issuance of a promissory note in the principal amount of €250,000, provided that the promissory note will not be payable and will be deemed cancelled if certain information as set out in the Share Purchase Agreement to be delivered by the Vendor to the Purchaser within 30 days of the closing of the Acquisition relating to certain assets is not delivered or, if delivered, does not materially conform with information provided to the Company as of the date of the Share Purchase Agreement.

Pursuant to the Share Purchase Agreement, the purchase price will be increased by:

(i)

the price actually paid by Hallotel for any telephony technology hardware or software assets acquired after October 19, 2005 and before the closing date of the Acquisition that are required for the provision of established Hallotel services to its customers; and

(ii)

any commissions paid by Hallotel to its salespersons in respect of carrier pre-select sign-ups on net new customers after October 19, 2005 and before the closing date of the Acquisition, as provided in the Share Purchase Agreement.

The Vendor has agreed that it will not sell or transfer any of the Company’s shares issued as part of the consideration for the Acquisition (or any interest therein) until one year after the closing date of the Acquisition. In addition, the Vendor has agreed to deposit such Company shares in escrow with the Company to be released from escrow twelve months after the closing date, except in the event of a claim made by the Company under the Share Purchase Agreement, in which case such Company shares will be released on a final resolution of the claim.

Hallotel is a communications service provider offering carrier pre-select and wholesale carrier services and focused on the provision of long distance telephone calls between Germany, Austria, Switzerland and Turkey

ARVANA INC.
(A development stage company)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Six Months Ended June 30, 2006 and 2005
(expressed in US dollars)
(Unaudited)

10.         Commitments

In connection with contracts entered into with consultants, Arvana Networks has $25,417 in potential termination obligations, should the consulting contracts be terminated for other than cause.

Item 2.                Management’s Discussion and Analysis or Plan of Operations

In this Quarterly Report: (i) references to “we”, “us”, “our”, or the “Company” refer to Arvana Inc. (formerly, Turinco Inc.) and its wholly-owned subsidiary, Arvana Networks Inc. which wholly owns Arvana Participações, a company that holds a 75% interest in Arvana Comunicações do Brazil S.A., unless the context suggests otherwise; and (ii) all dollar amounts are expressed in United States dollars, unless otherwise indicated.

You should read the following discussion and analysis of our financial condition, results of operations and plan of operations together with the interim consolidated financial statements and notes to the interim consolidated financial statements included in this Quarterly Report, as well as our most recent annual report Form 10-KSB for the year ended December 31, 2005.

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. You can often identify forward-looking statements by terminology such as “may”, “will”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “goal”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks and uncertainties, including the risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, our annual report on Form 10-KSB for the year ended December 31, 2005, any of which may cause our actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Except as required by applicable law, we do not undertake to update any of the forward-looking statements to conform these statements to actual results.

OVERVIEW

Arvana Inc. is a company engaged in the telecommunications industry that plans to provide voice over the internet (VOIP) telephone technology services. Our business plan is to be a provider of Internet services dedicated to serving our customers with complete turnkey IP telephone solutions which enable fast deployment of voice services over existing data networks.

Proposed Acquisition of Hallotel

On August 9, 2006, the Company, Brulex – Consultadoria Economica E Marketing Ltda. (the “Vendor”) and Hallotel Deutschland GmbH (“Hallotel”) entered into a share purchase agreement pursuant to which we plan to acquire control over Hallotel through the acquisition of all of the outstanding shares of BCH Beheer B.V., a wholly-owned subsidiary of the Vendor that owns all of the outstanding shares of Hallotel. The purchase price for the acquisition is 5,000,000 Euros to be paid by way of the issuance of 3,541,700 of our shares, payment of 500,000 Euros in cash, which we received from an advance on a private placement of our securities to be completed, and the issuance of a promissory note in the amount of 250,000 Euros.

Business of Hallotel

Hallotel, a company based in Frankfurt, Germany, was organized under the laws of Germany in August, 2000 and is a telecommunications service provider focused on the provision of long distance telephone calls between Germany, Austria, Switzerland and Turkey. Hallotel’s switching facilities and agreements with the incumbent carriers enables its customers to call between cities within Germany and to international destinations. Hallotel’s marketing efforts and rate structures are designed to be attractive to those customers that are likely to call frequently between countries and specifically between Germany, Russia and Turkey. As an example, Hallotel focuses on generating revenues by marketing to members of the Turkish community living in Germany who make frequent calls to their families and friends in Turkey.

The services provided by Hallotel are comprised primarily of the following:

Carrier Pre-Select: Carrier Pre-Select (CPS) is a service that allows the customer to route their outgoing calls using Hallotel’s network. There is no installation or programming of equipment required and the customer does not have to dial a code to activate the service. CPS gives the customer access to competitive call rates because Hallotel is free to negotiate wholesale deals with different network providers and to make use of cost effective VoIP technology and the Internet whenever appropriate.

Call By Call Pre-Select: Call by call pre-select service is provided in essentially the same manner as CPS described above, except that the customer does not need to authorize the change of long distance access to one of Hallotel’s carrier partners. Call by call pre-select allows the customer to choose Hallotel’s long distance service and benefit from competitive rates at any time and for any particular call and the customer can choose on a call by call basis. The customer initially establishes an account with Hallotel and may then make long distance calls at any time by using a pre-select code ahead of all routing and called-party numbers.

Wholesale Carrier Services. Hallotel has established agreements with certain other telecommunications service providers whereby Hallotel will accept long distance telephone traffic from these wholesale carriers and provide terminations in Germany and Turkey.

Calling Cards. Hallotel is in the process of producing calling cards to be distributed to a network of resellers in Austria and Germany. A calling card user can call a toll free number to make long distance calls to destinations throughout the world. Hallotel markets these cards with promotional offers and calling rates that are particularly attractive for those customers that call Turkey frequently and who are looking for reliability, quality and competitive pricing. All such calling cards are prepaid.

We plan to meet with management of Hallotel upon the completion of the acquisition of Hallotel in order to define our plan of operations for Hallotel.

Arvana in Brazil

We have been engaged since March 2005 in the acquisition and implementation of digital technology that will enable us to provide Internet telecommunication services for prospective customers. In August 2005, we completed a transaction whereby we acquired all of the issued and outstanding shares of Arvana Networks Inc. (“Arvana Networks”). Arvana Networks is a company incorporated in Barbados that wholly owns Arvana Participações, a company incorporated in Brazil (“Arvana Par”). Arvana Par’s business activities to date have been directed towards development of an Internet telephone services business to be located in Rio de Janeiro, Sao Paulo and other major cities in Brazil. Arvana Par’s activities have included market analysis, development of business plans, identifying appropriate local associates and development of technical plans required in order to launch Internet telephone services in Brazil.

As discussed below, and via Arvana Par, we entered into an investment agreement with a local associate in 2005 for the development of Internet telephone services in Brazil. This business was planned to be carried out by Arvana Comunicações do Brasil S. A. (“Arvana Com”), a Brazilian company intended to be 75% owned by Arvana Par and 25% owned by Gloinfo 500 Soluções EM Telemática Ltda. (“Gloinfo”). Gloinfo was planned to be our local associate in Brazil. We have since agreed in principal with Gloinfo to terminate our agreement, to acquire 100% ownership of Arvana Com, and to develop our planned Brazilian Internet telephone business independent of Gloinfo, which is subject to our achieving additional financing, as set forth below.

Development Stage Company

We are presently in the development stage of our business. To June 30, 2006, we had not achieved any revenues and we require substantial additional financing in order to continue with our plan of operations. Our ability to continue as a going concern is dependent upon our ability to obtain additional financing.

PLAN OF OPERATIONS

Our present plan of operation for the next twelve months, which is subject to our achieving additional financing, is to undertake and achieve the following objectives:

1.

Arvana Networks plans to complete a current research and development program which is anticipated to include advancements in our SIP-based Internet Telephony Service Provider (ITSP) call platform c/w VOIP Gateways and SS7 signalling translation; a Dedicated Calling Card Platform; a Billing System for the ITSP platform (includes signup, customer bill presentment, and real-time call authorization and balance tracking); and an associated Accounting System into which data is fed from the Calling Card Platform, the Billing System, and other subsystems. These research and development activities are planned to be carried out by Arvana Networks’ technical staff centered in Annapolis Maryland.

2.

If the market conditions are appropriate, in the future, Arvana Comunicações in Brazil plans to complete the acquisition of the STFC license which will enable the company to provide low cost calling for business users within Brazil and a variety of calling card services also targeted to business applications and international ethnic communities.

3.

Arvana Networks plans to complete the development of partnerships and facilities in Argentina and Bolivia based on the experience gained in Brazil. This part of the plan will involve the development of a web-based Internet telephone service under the branding of Televoz which will solicit subscribers who frequently make long distance calls to North America and Europe.

4.	We plan to complete the acquisition of Hallotel as promptly as possible in accordance with the terms of the Share Purchase Agreement.

Immediately after completion of the acquisition of Hallotel, we plan to meet with Hallotel management in order to define our plan of operations for Hallotel. This plan will then be presented to our board of directors for their evaluation and approval. We will also re-evaluate our plan of operations for Arvana Networks Brazilian operations in order to assess which elements of this plan of operations can be achieved with the financing that is available to us. As discussed further below, we are presently not able to achieve our plan of operations for the Arvana Networks without additional financing. Our board of directors will also consider how to allocate any new financing that we achieve between our plan of operations for Arvana Networks and expansion of the Hallotel business. The evaluation may result in a determination to significantly scale back our plan of operations for Arvana Networks and our Internet telephony business, as described in more detail below.

We anticipate spending approximately $2,000,000 to proceed with our plan of operations over the next twelve months. We had cash in the amount of $45,956 and a working capital deficit of $77,295 as of June 30, 2006. Based on our planned expenditures, we will require a minimum of $2,000,000 in additional financing. Also, we anticipate that we will require additional financing in order to pursue development of partnerships and opportunities in Internet telephony that are over and above our plans for Europe, Brazil and other countries.

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

Internet Telephony Business

In each country that we target in our internet telephony business, we intend to build our own network of Internet access points, called “POP’s”, which will enable users to access the network through a local call. Once established, these networks will bypass the existing phone carrier’s trunk lines and will enable us to complete calls at our own highly competitive rates. To minimize time to market, we plan to partner with local companies in targeted markets who we believe will enable us to assemble all the required components of the service.

We intend to generate revenues in our Internet telephony business through three main types of service using our proposed networks:

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

Our plan is to link all of the above services using an underlying Arvana network infrastructure. Our network infrastructure is planned to be comprised of a series of access gateways located in major cities and regions involving several countries. Each gateway is planned to incorporate sufficient phone lines to handle the peak number of calls in each respective area, enabling anyone to gain access to the Arvana network for the cost of a local call. We plan to offer a calling card system that will use our network infrastructure to provide local access for long distance and international calls.

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

We plan to bill customers through a monthly subscription which we anticipate to include a base bundle of minutes and a core set of call features, such as caller identification and voicemail. We also expect to offer an international numbering plan such that a company in Argentina, for example, can have a US number which could be dialled by their US customers and have the phone ring in Buenos Aires.

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

Termination of the Investment Agreement

The Company, Arvana Networks and Arvana Par entered into an investment agreement dated October 6, 2005 (the “Investment Agreement”) with Gloinfo and Paulo Messina, an unrelated party. Arvana Par is a wholly owned subsidiary of Arvana Networks. Gloinfo is a Brazilian limited company that is controlled by Mr. Messina.

The Investment Agreement provided for subscription for the capital stock of Arvana Com by each of Arvana Par and Gloinfo. Arvana Com is a Brazilian corporation that was formed to carry out a VOIP business in Brazil as a jointly owned venture between Arvana Par and Gloinfo. As a result of the initial closing under the Investment Agreement on October 6, 2005, Arvana Par owned 75% of Arvana Com and Gloinfo owned 25%.

During the first quarter of fiscal 2006, our management entered into negotiations with the principals of Gloinfo with the intention of terminating the Investment Agreement by mutual agreement. The contemplated termination of the Investment Agreement would include the acquisition by Arvana Par of 100% of Arvana Com and the separation of the operating activities of Arvana Com from the activities and facilities of Gloinfo.

The main terms of the termination of the Investment Agreement that have been agreed to in principle by Gloinfo are as follows:

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

We have negotiated the main terms of a definitive agreement with Gloinfo pursuant to which the Investment Agreement will be terminated. This definitive agreement has not been executed to date and there is no assurance that we will complete this termination agreement with Gloinfo or that the terms of the termination agreement will include all of the terms stated above that have been agreed to in principal by Gloinfo.

Subject to our achieving additional financing, we plan to continue developing the VOIP business independent of Gloinfo once the equipment has been returned by Gloinfo. The Arvana Com platform will be used for new customers to be acquired by Arvana Com using the Televoz branding for VOIP and calling card service.

In October 2005, Arvana Com applied for a SCM (Serviço de Comunicação Multimídia) license from ANATEL (Agência Nacional de Telecomunicações), the Brazilian government regulatory authority that is responsible for regulating telecommunications activities in Brazil. During the quarter, the SCM license was granted and enables Arvana Com to conduct its internet telephone business in Brazil. Based on this authorization, we must comply with the ANATEL laws and regulations and present an installation project summary to ANATEL by September 3, 2006. We have until September 3, 2007 to begin commercial operations in accordance with article 27 of the SCM regulation.

Additional Acquisitions and New Business Opportunities

We plan to consider and evaluate prospective acquisitions and new business opportunities in the Internet telephony businesses which would offer us the ability to deploy Internet telephone solutions and develop and expand our customer base and business. We anticipate that our determination to pursue any prospective acquisitions or new business opportunities will be contingent upon our achieving additional financing, of which there is no assurance.

RESULTS OF OPERATIONS

Our results of operations for the six month periods ended June 30, 2006 and 2005 are summarized below. We commenced with our plans to enter into the Internet telephony business in March 2005. As a result, we had limited operating results in the first six months of 2005. The following table provides a summary of our financial results for the periods indicated:

	Six months ended June 30, 2006	Six months ended June 30, 2005	Cumulative Amounts from the beginning of the development stage on January 1, 2005 to June 30, 2006
Administration	$529,319	$92,076	$1,489,894
Depreciation	$150	$0	$350
Research and Development	$77,502	$0	$130,336
Stock Based Compensation	$1,424,000	$0	$9,656,540

Loss on acquisition of Arvana Networks	$0	$0	$7,013,310
Loss on acquisition of Arvana Com	$0	$0	$233,149
Net Loss for the Period	$2,030,971	$92,076	$18,523,579

Revenues

We have not earned any revenues to the end of the second quarter of 2006. The ability of Arvana Com to earn revenues from the Brazilian VOIP telephone services business was contingent upon the granting of the necessary SCM license by the Brazilian regulatory agency ANATEL. This license was granted in January 2006. We anticipate that Arvana Com will not achieve revenues until completion of planned separation of the operations of Arvana Com and Gloinfo under the contemplated termination of the Investment Agreement.

Administration Expenses

During the first six months of fiscal 2006, we had administration expenses of $529,319 compared to $92,076 for the first six months of fiscal 2005. Administration expenses in the six months ended June 30, 2005 were for investigation and analysis of the Brazilian proposal and operations. For the six months period ended June 30, 2006, these expenses related to directors fees, consulting fees, travel expenses, office services and rent.

Research and Development/Technical Operations

Research and development expenses associated with technical operations were $77,502 for the first six months of fiscal 2006. Our research and development expenses and technical operations expenses were attributable to the costs of our chief technology officer and our network architect. These individuals are responsible for specifying and overseeing the implementation and management of our technology and hardware platform.

Stock-based Compensation

On June 5, 2006, our board of directors approved a 2006 Stock Option plan and granted options to various members of our company and certain subsidiaries. The options granted vest over a three year period and have an exercise price of $1.25. As a result, we recorded a stock based compensation expense for the six month period ended in June 30, 2006 in the amount of $1,424,000.

We recorded stock compensation expense in the amount of $8,232,540 during fiscal 2005. This stock compensation expense reflects the value of shares issued to that date by us by means of certain private placements at a lower than quoted market price at the time of closing. The difference between the trading price and the cash proceeds has been included in stock-based compensation. Of this amount, $752,400 was attributable to the issue of 330,000 shares as finders’ fees related to the Arvana Networks transaction and the introduction to IP Horizons LLC. The balance of the stock compensation expense was attributable to private placements completed by us.

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

Net Loss for the Period

We incurred a net loss of $2,030,971 or $0.15 per share for the first six months of fiscal 2006 compared to a loss of $92,076 or $0.01 per share for first six months of fiscal 2005. The loss reflects the increased administration and research and development expenses associated with the development of our VOIP telephone services business with the majority of the loss being the stock based compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, we had cash of $45,956 and a working capital deficit of $77,295. This compares to cash of $836,064 and working capital of $584,626 as of December 31, 2005. The decrease in cash and working capital is a result of expenditures during the first six months of fiscal 2006, as discussed above. We require additional financing in order to carry out our objectives.

Plan of Operations

We estimate that our total expenditures over the next twelve months will be at least $2,000,000, as discussed above under the heading “Plan of Operations”, which amount includes projected administration costs. We anticipate that we will require a minimum of approximately $2,000,000 in additional financing to proceed with our plan of operations over the next twelve months. In addition, we anticipate that we will require additional financing in order to pursue the acquisition of any opportunities in the VOIP business beyond the specific opportunities that are outlined above. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on the development of our business opportunities and our administrative expenses in order to be within the amount of capital resources that are available to us.

Cash Used in Operating Activities

We used cash in operations in the amount of $836,717 during the first six months of 2006 and $84,330 during the same six month period in 2005, which reflects our net loss. Cash used in operations was attributable primarily to administration and research and development expenses incurred with the commencement of our business of the development of VOIP telephone services.

Cash Used in Investing Activities

We acquired software in the amount of $55,100 during the first six months of fiscal 2006. In 2005 for this same period, there were no investing activities. In the first quarter of 2006, we purchased software that allows customers to access VOIP service through their computers and in the second quarter, we purchased a billing system and control software package.

Cash Flows from Financing Activities

Financing activities provided cash of $101,709 in the first six months of 2006, compared to $646,874 in the prior period of 2005. We reclassified a related party loan in the amount of $31,678 during first quarter of fiscal 2006 due to a person who is no longer a shareholder in Arvana Comunicações. This amount is now classified in accounts payable. In the second quarter, we increased our payables due to related parties as we have limited funds and are accruing amounts due to some employees, directors and contractors. During the first six months of 2005, we completed a private placement of our stock for proceeds of $300,000, received stock subscriptions of $562,500 in advance of a private placement and repaid $216,526 to related parties. In July 2006, we received proceeds of $681,400 in advance of a private placement to be completed in August 2006.

Going Concern

We have not earned any revenues to the end of the second quarter of 2006, we have not attained profitable operations and we are dependent upon obtaining financing to purse our plan of operations. As a result, our auditors have expressed substantial doubt about our Company’s ability to continue as a going concern in their report relating to our audited consolidated financial statements contained in our annual report on Form 10-KSB for the year ended December 31, 2005.

Future Financings

We anticipate continuing to rely on equity sales of our shares of common stock in order to continue to fund our business operations and pursue our plan of operations. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our plan of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

CRITICAL ACCOUNTING POLICIES

Basis of Presentation

We are currently in the development stage and present our financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006, being the date of our most recently completed quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Michael Jervis, and our Chief Financial Officer, Mr. Leonard Gordon. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (the “SEC”) .

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

During the fiscal quarter ended June 30, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the quarter ended June 30, 2006.

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

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

We did not complete any sales of securities without registration pursuant to the Securities Act of 1933 during our fiscal quarter ended June 30, 2006.

Item 3.                Defaults Upon Senior Securities

None.

Item 4.                Submission of Matters to a Vote of Security Holders

None.

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

10.4	Share Purchase Agreement dated August 9, 2006 among Brulex-Consultadoria Economica E Marketing Ltda, Turinco Inc. and Hallotel Deutschland GmbH(4)
14.1	Code of Ethics (5)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed with the SEC as an exhibit to the Company’s registration statement on Form 10-SB filed with the SEC on May 24, 2000.
(2)	Previously filed with the SEC as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2005.
(3)	Previously filed with the SEC as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed with the SEC on December 14, 2005.
(4)	Previously filed with the SEC as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2006.
(5)	Previously filed with the SEC as an exhibit to the Company’s Annual Report on Form 10-KSB filed with the SEC on March 31, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARVANA INC.

By:	/s/ Michael Jervis
Michael Jervis, President and Chief Executive Officer

Date:	August 16, 2006