Form 10QSB
period 2006-09-30
ARVANA INC
filed 2006-11-14
CIK 1113313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2006

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

Not Applicable
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 21,766,500 shares of Common Stock as of November 14, 2006

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

PART I

Item 1.                Financial Statements

The following unaudited consolidated interim financial statements of Arvana Inc. are included in this Quarterly Report on Form 10-QSB:

Page
Consolidated Balance Sheet at September 30, 2006	F-1
Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2005 and the period from January 1, 2005, beginning of the development stage, to September 30, 2006	F-2
Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005 and the period from January 1, 2005, beginning of the development stage, to September 30, 2006	F-3
Notes to Consolidated Financial Statements	F-4

ARVANA INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET AT SEPTEMBER 30, 2006
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

ASSETS

Current
Cash and cash equivalents	$290,523
Receivables (net of allowance)	1,242,622
Amounts due from related parties (Note 7)	46,498

1,579,643
Long-term
Deferred income tax asset,
net of valuation allowance of $1,182,110	2,617
Property and equipment (Note 6)	686,142
Subscriber accounts (Note 5)	2,779,853

$5,048,255

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Accounts payable and accrued liabilities	$2,469,321
Note payable	319,850
Amounts due to related parties (Note 7)	187,951

2,977,122

Commitments (Note 10)

Stockholders' equity
Common stock (Note 8)
100,000,000 common shares authorized at $0.001 par value;
17,641,500 common shares issued and outstanding	17,642
Additional paid-in capital	20,197,612
Shares to be issued	731,400
Deficit	(95,331)
Deficit accumulated during the development stage	(18,777,622)
Accumulated other comprehensive loss	(2,568)

2,071,133

$5,048,255

The accompanying notes are an integral part of these consolidated financial statements.

ARVANA INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

					Cumulative amounts
					from the beginning of the
	For the three months ended		For the nine months ended		development stage on
	September 30,		September 30,		January 1, 2005 to
	2006	2005	2006	2005	September 30, 2006

Sales	$751,223	$-	$751,223	$-	$751,223
Cost of sales	(647,792)	-	(647,792)	-	(647,792)

Gross profit	103,431	-	103,431	-	103,431

Operating expenses
Selling and promotion	37,886	-	37,886	-	37,886
General and administrative	306,921	315,965	836,240	408,041	1,796,815
Research and development	40,384	15,834	117,886	15,834	170,720
Depreciation	5,818	35	5,968	35	6,168

Operating loss	287,578	331,834	894,549	423,910	1,908,158

Other items
Stock-based compensation (Note 8)	-	1,869,944	1,424,000	7,569,944	9,656,540
Loss on acquisition of Arvana Networks (Note 3)	-	7,013,310	-	7,013,310	7,013,310
Loss on acquisition of Arvana Com (Note 4)	-	233,149	-	233,149	233,149
Other income	(30,645)	-	(30,645)	-	(30,645)

Net loss before income taxes	(256,933)	(9,448,237)	(2,287,904)	(15,240,313)	(18,780,512)

Income taxes	2,890	-	2,890	-	2,890

Net loss of the period	$(254,043)	$(9,448,237)	$(2,285,014)	$(15,240,313)	$(18,777,622)

Other comprehensive income (loss)	(2,568)	1,545	(2,568)	1,545	(2,568)

Comprehensive loss for the period	$(256,611)	$(9,446,692)	$(2,287,582)	$(15,238,768)	$(18,780,190)

Loss per share - basic and diluted	$(0.02)	$(0.86)	$(0.16)	$(1.66)

Weighted average number of common shares outstanding	15,440,400	10,976,870	14,413,500	9,173,681

The accompanying notes are an integral part of these consolidated financial statements.

ARVANA INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

			Cumulative amounts
			from the beginning of the
	For the nine months ended		development stage on
	September 30,		January 1, 2005 to
	2006	2005	September 30, 2006

Cash flows from operating activities
Net loss for the period	$(2,285,014)	$(15,240,313)	$(18,777,622)
Adjustments to reconcile net loss for the period to net cash used in operating activities
Depreciation and amortization	(5,968)	35	(5,768)
Stock-based compensation	1,424,000	7,569,944	9,656,540
Loss on acquisition of Arvana Networks	-	7,013,310	7,013,310
Loss on acquisition of Arvana Comunicacoes	-	233,149	233,149
Gain on disposal of equipment	19,409	-	19,409
Deferred income taxes	(2,890)	-	(2,890)
Increase in receivables	(292,511)	(5,175)	(264,817)
Increase(decrease) in payables and accrued liabilities	324,888	176,135	454,497

Net cash used in operations	(818,086)	(252,915)	(1,674,192)

Cash flows from investing activities
Acquisition of equipment	(100,295)	(15,605)	(139,312)
Cash portion of Investment in BCH Beheer / Hallotel	(639,700)	-	(639,700)
Cash of BCH Beheer / Hallotel on acquisition date	105,659	-	105,659
Cash of Arvana Networks on acquisition date	-	33,154	5,800
Cash of Arvana Comunicacoes on acquisition date	-	-	62,465

Net cash provided by (used in) investing activities	(634,336)	17,549	(605,088)

Cash flows from financing activities
Amounts due to (from) related parties	167,339	(250,629)	(293,121)
Contribution to capital	-	900	900
Stock subscriptions received	731,400	200,000	731,400
Proceeds from issuance of common stock	-	1,626,000	2,121,250

Net cash provided by financing activities	898,739	1,576,271	2,560,429

Effect of exchange rate changes on cash and cash equivalents	8,142	(2,262)	8,142

Increase in cash and cash equivalents	(545,541)	1,338,643	289,291

Cash and cash equivalents, beginning of period	836,064	1,232	1,232

Cash and cash equivalents, end of period	$290,523	$1,339,875	$290,523

Supplementary information
Interest paid	$318	$-	$318
Taxes Paid	(118)	-	(118)

The accompanying notes are an integral part of these consolidated financial statements.

ARVANA INC.
(A development stage company)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Nine Months Ended September 30, 2006 and 2005
(expressed in US dollars)
(Unaudited)

1. Nature of Business and Ability to Continue as a Going Concern

Arvana Inc., (the ‘Company’) (formerly Turinco, Inc.) is a development stage company incorporated under the laws of the State of Nevada on September 16, 1977, with authorized common stock of 2,500 shares with a par value of $0.25. On October 16, 1998, the authorized capital stock was increased to 100,000,000 shares with a par value of $0.001. On July 24, 2006, the shareholders approved a change of the Company’s name from Turinco, Inc. to Arvana Inc.

In 1998, the Company completed a common stock split of eight shares for each outstanding share. In 2005, the Company completed another common stock split of nine shares for each outstanding share. These consolidated financial statements have been prepared showing after stock split shares with a par value of $0.001.

The Company was inactive from 1982 until 2005, during which time the Company was in the process of seeking profitable business opportunities. In 2005, the Company was introduced to the emerging technology of Voice over Internet Protocol (VoIP) telephone services. Since then, the Company has been engaged in the exploration and development of the business plan for the provision of VoIP telephone services, and is actively engaged in implementing the digital technology of the VoIP solutions in market areas that present business opportunities.

Management identified a communications company in Germany that is presently in the carrier pre-select and wholesale carrier business carrying traffic to Turkey. On August 23, 2006, Arvana Inc. acquired this company through BCH Beheer and its wholly-owned subsidiary Hallotel Deutschland GmbH. The Company plans on expanding this business including VoIP and calling card services. The Company had planned on developing its VoIP business through its wholly-owned subsidiary Arvana Networks Inc. (‘Arvana Networks’), a company incorporated in Barbados, which wholly owns Arvana Participações (‘Arvana Par’) a company incorporated in Brazil. This business was planned to be carried out by Arvana Comunicações do Brasil S. A. (“Arvana Com”), a Brazilian company intended to be 75% owned by Arvana Par and 25% owned by Gloinfo 500 Soluções EM Telemática Ltda. (“Gloinfo”). Gloinfo was planned to be our local associate in Brazil. This business did not develop in accord with our plan or expectations and we decided to withdraw from the telecommunications market in Brazil. We have since agreed with Gloinfo to terminate our agreement, to acquire 100% ownership of Arvana Com.

These consolidated interim financial statements for the nine-month period ended September 30, 2006, include the accounts of the Company, its subsidiary Arvana Networks (including its wholly-owned subsidiary Arvana Par , Arvana Comunicações do Brasil S. A. (“Arvana Com”) and BCH Beheer (and its wholly-owned subsidiary Hallotel Deutschland GmbH) . These financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. At September 30, 2006, the Company has an accumulated deficit during the development stage of $18,777,622. To date, the Company has generated no revenue from its VoIP business but now has revenues through the acquisition of Hallotel and its carrier preselect and wholesale carrier business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might arise from this uncertainty.

The continuation of the Company is dependent upon achieving a profitable level of operations as well as obtaining further long-term financing. During 2005, the Company completed private placements of its common stock raising $2,340,000 ($2,121,250 net of issuance costs) in cash for working capital purposes. To September 30, 2006, the Company has received advances on private placements in the amounts of

ARVANA INC.
(A development stage company)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Nine Months Ended September 30, 2006 and 2005
(expressed in US dollars)
(Unaudited)

$731,400 for use in the acquisition of BCH Beheer and Hallotel as well as working capital purposes. As of September 30, 2006, it had $290,523 to fund its operational costs and the remaining commitment for the acquisition. Management plans to raise up to $3,000,000 in additional equity capital over the next twelve months to finance the commitments regarding the acquisition of BCH Beheer, its operations and capital requirements of the Company for the remainder of 2006 and for 2007. While the Company is expending its efforts to achieve the above plans, there is no assurance that any such activity will generate sufficient funds for operations.

2. Summary of Significant Accounting Policies

a) Basis of presentation
The Company is currently in the development stage and presents its financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company’s fiscal year end is December 31. The accompanying consolidated interim financial statements of Arvana Inc. for the nine-month periods ended September 30, 2006 and 2005, and for the cumulative amounts from the beginning of the development stage on January 1, 2005, through September 30, 2006, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States for complete financial statements. Although they are unaudited, in the opinion of management, they include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Results are not necessarily indicative of results which may be achieved in the future.

Included in the financial statements are the accounts of the Company, its wholly-owned subsidiaries Arvana Networks, Arvana Par, Arvana Com, BCH Beheer and Hallotel. All significant inter-company transactions and balances have been eliminated.

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

c) Foreign currency translation and transactions
Arvana Inc.’s functional currency is the United States dollar.

The Company uses the temporal method when translating the Brazilian subsidiary operations. Long-term assets and liabilities denominated in a foreign currency are translated into US dollars at the exchange rate in effect on the transaction date. Revenue and expenses are translated at the average rates of exchange prevailing during the periods. The cumulative effects of these translation adjustments were included in administration expenses as they were insignificant.

The Company uses the current rate method when translating the German subsidiary operations. All assets and liabilities denominated in a foreign currency are translated into US dollars at the exchange rate in effect on the balance sheet date. Revenue and expenses are translated at the average rates of exchange prevailing during the periods. The cumulative effects of these translation adjustments are presented as a component of comprehensive income.

ARVANA INC.
(A development stage company)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Nine Months Ended September 30, 2006 and 2005
(expressed in US dollars)
(Unaudited)

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

The exchange rate prevailing at September 30, 2006, was 2.166, stated in the Brazilian Real per one US dollar. The average exchange rate during the nine-month period ended September 30, 2006, was 2.17 stated in the Brazilian Real per one US dollar. For the Euro, the exchange rate prevailing at September 30, 2006, was 1.2687 per one US dollar. The average exchange rate from the BCH Beheer acquisition date of August 23, 2006 to September 30, 2006, was 1.2749 stated in the Euro per one US dollar.

d) Revenue recognition
The Company records revenues upon the completion of the services and where collectability is reasonably assured.

e) Comprehensive income
The Company has adopted SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting and presentation of comprehensive income, its components and accumulated balances.

f) Cash equivalents
The Company considers all highly liquid investments, with terms to maturity of three months or less when acquired, to be cash equivalents.

g) Property and equipment:
Property and equipment is stated at cost less accumulated depreciation and is depreciated on a straight line basis, commencing when the assets are put into use over the estimated useful lives of the assets as follows:

Machinery & equipment	10 years
Office equipment	3 – 5 years
Computer hardware	5 years
Software	1 – 4 years

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

h) Financial instruments
Financial instruments of the Company are comprised of cash and cash equivalents, receivables, accounts payable and accrued liabilities, and amounts due to and from related parties. The estimated fair values of financial instruments were considered by management to be not materially different from their carrying values due to their short term to maturity or capacity for prompt liquidation.

ARVANA INC.
(A development stage company)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Nine Months Ended September 30, 2006 and 2005
(expressed in US dollars)
(Unaudited)

i) Concentration of credit risk
Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash equivalents, trade accounts receivable and investment securities. Trade accounts receivable in our operation in Germany consists of amounts from the carrier preselect customers and amounts from the wholesale carrier customers. The receivable from the carrier preselect customers is distributed among many customers. The receivable from the wholesale customers is considered a credit risk however with some customers, traffic is traded therefore the risk is mitigated by the accounts payable to those customers. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

j) Asset retirement obligations
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

k) Income taxes
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

l) Stock-based compensation
The Company accounts for all stock-based payments to employees and non-employees using the fair value based method. Under the fair value method, stock-based payments are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measurable. The cost of stock-based payments to non-employees that are fully vested and non-forfeitable at the grant date is measured and recognized at that date. The Company granted stock options in June 2006 and accordingly recorded an expense of $1,424,000 in the second period. There were no options granted or outstanding for the nine-month period ended September 30, 2005.

m) Net loss per share
Basic loss per share is computed using the weighted average number of common shares outstanding during the year. Diluted loss per share is computed using the weighted average number of common shares and potentially dilutive common stock equivalents, including stock options and warrants. As of September 30, 2005, there were no potentially dilutive instruments. As of September 30, 2006, the Company had 1,600,000 of potentially dilutive instruments that were excluded from the determination of dilutive loss per share.

ARVANA INC.
(A development stage company)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Nine Months Ended September 30, 2006 and 2005
(expressed in US dollars)
(Unaudited)

3. Arvana Networks Transaction

On August 18, 2005, Arvana Inc. (“Arvana”) completed a transaction with Arvana Networks whereby 100% of the 4,500,000 shares (1,500,000 shares which are described below) of Arvana Networks were exchanged for an equal number of shares in Arvana Inc. Arvana Networks’ business activities to date have been directed towards the development of a technology platform and billing system that would allow us to implement in multiple markets, developing business plans and searching out appropriate local partners in order to launch VoIP telephone services.

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

ARVANA INC.
(A development stage company)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Nine Months Ended September 30, 2006 and 2005
(expressed in US dollars)
(Unaudited)

In 2006, management entered into negotiations with the principals of Gloinfo with the intention of terminating the Investment Agreement by mutual agreement. We have completed these negotiations and on October 31, 2006 have signed a definitive agreement with Gloinfo pursuant to which the Investment Agreement is terminated. The main terms of the termination of the Investment Agreement that have been agreed to by Gloinfo are as follows:

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

(f)

Arvana Com will retain ownership and operating control of the technology platform currently used by Gloinfo to service their customers. Gloinfo will purchase and install a new technology platform prior to February 28, 2007.

5. BCH Beheer and Hallotel Deutschland GmbH transaction

On August 9, 2006, Arvana Inc. (the “Company”), Brulex – Consultadoria Economica E Marketing Ltda. (the “Vendor”) and Hallotel Deutschland GmbH (“Hallotel”) entered into a share purchase agreement (the “Share Purchase Agreement”) pursuant to which the Company acquired control over Hallotel through the acquisition (the “Acquisition”) of all of the outstanding shares of BCH Beheer B.V., a wholly-owned subsidiary of the Vendor that owns all of the outstanding shares of Hallotel. The purchase price for the Acquisition was paid by way of:

(i)	the issue of 3,541,700 shares of common stock of the Company, valued at $0.40 per share;

(ii)	the payment of €500,000 ($639,700) in cash; and

(iii)

the issuance of a promissory note in the principal amount of €250,000 ($319,850), provided that the promissory note will not be payable and will be deemed cancelled if certain information as set out in the Share Purchase Agreement to be delivered by the Vendor to the Purchaser within 30 days of the closing of the Acquisition relating to certain assets is not delivered or, if delivered, does not materially conform with information provided to the Company as of the date of the Share Purchase Agreement.

Pursuant to the Share Purchase Agreement, the purchase price was increased by:

(i)	a payable to the Vendor in the amount of €80,932 ($103,544) for the price actually paid by Hallotel for any telephone technology hardware or software assets acquired after October 19, 2005

ARVANA INC.
(A development stage company)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Nine Months Ended September 30, 2006 and 2005
(expressed in US dollars)
(Unaudited)

and before the closing date of the Acquisition that are required for the provision of established Hallotel services to its customers; and

(ii)

a payable to the Vendor in the amount of €277,630 ($355,200) for commissions paid by Hallotel to its salespersons in respect of carrier pre-select sign-ups on net new customers after October 19, 2005 and before the closing date of the Acquisition, as provided in the Share Purchase Agreement.

Prior to the acquistion date, Arvana had paid $26,941 for acquistion related expenses and this amount was included in the purchase price. A transaction fee was paid by issuing 208,300 additional shares of common stock of the Company, valued at $0.40 per share.

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

The purchase price of the transaction, with a deemed value of $2,945,235 was allocated as to $105,659 in cash, $1,478,020 in other assets acquired, $1,418,297 and, $2,779,853 to the value of monthly subscribers held by Hallotel at the time of the acquisition. Equipment valued at $494,346 and software valued at $8,875 were held by Hallotel on the acquisition date.

Hallotel is a communications service provider offering carrier pre-select and wholesale carrier services and focused on the provision of long distance telephone calls between Germany, Austria, Switzerland and Turkey

6. Property and Equipment

		Accumulated	Net
	Cost	Amortization	Book Value

Equipment	$539,438	$5,889	$533,549
Computer hardware	61,117	-	61,117
Software	91,755	279	91,476

	$692,310	$6,168	$686,142

The Company has not taken amortization on equipment if utilization of the equipment has not yet begun. The net carrying amount of equipment not being amortized was $187,586 as of September 30, 2006.

7. Related Parties

At September 30, 2006, the Company was owed $27,850 from a company with a director in common. The loan bears no interest and has no specific terms of repayment. We have a corresponding payable to a previous director which relates to start-up operations in Brazil.

The Company was owed $18,648 from an officer of the company.

ARVANA INC.
(A development stage company)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Nine Months Ended September 30, 2006 and 2005
(expressed in US dollars)
(Unaudited)

At September 30, 2006, the Company owed $140,150 to three directors for services rendered during the year. This amount is to be paid part in cash and part in stock at a future date with the number of common shares determined by the fair value of the shares on the settlement date. The amounts owing bear no interest.

For the nine-month period ended September 30, 2006, $88,807 was incurred by the Company for services rendered by the President, and the Corporate Secretary of Arvana Inc. As of September 30, 2006, $44,288 was owed to these individuals.

The Company owed $3,513 to an officer of the company.

The amount of imputed interest would not be material. Therefore, it was not recorded in the period.

8. Share Capital

(a) During the quarter ended September 30, 2006, the Company issued 3,541,700 shares for part of the consideration for the purchase of BCH Beheer and its wholly-owned subsidiary Hallotel Deutschland GmbH. The Company also issued 208,300 shares as a finders fee for the same transaction.

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

(c) On June 5, 2006, the Company granted 1,600,000 stock options to its directors and employees. Each option is exercisable into one common share until December 31, 2009 at an exercise price of $1.25. The options were valued at $1,424,000 using the Black-Scholes model.

9. Segmented Information

The Company has one reportable segment, being the development of the VoIP telephone services. This reportable segment was determined based on the nature of the products offered. Of the total property and equipment, $1,078 is located in Canada, $43,589 is located in Brazil and $641,475 is located in Germany.

10. Subsequent Events

On July 26, 2006, the Company received an advance on a private placement of its common shares in the amount of 500,000 Euros ($631,400). This amount was required in order to complete the first closing of a transaction to acquire BCH Beheer and Hallotel. In August and September, the Company received two cash payments of $50,000, for a total of $100,000, in advance of private common share placements. On October 31, 2006, this private placement was closed and the board of directors approved the issuance of 2,625,000 shares for $0.40 per share for gross proceeds of $1,050,000.

On October 31, 2006, the Company signed a definitive agreement with Gloinfo pursuant to which the Investment Agreement is terminated.

ARVANA INC.
(A development stage company)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Nine Months Ended September 30, 2006 and 2005
(expressed in US dollars)
(Unaudited)

11. Commitments

The Company has the following commitments:

1.	Software platform lease of €1,238 ($1,571) per month until September 15, 2009.
2.	Vehicle lease of €1,100 ($1,396) per month until March 15, 2009.
3.	Vehicle lease of €1,620 ($2,055) per month until April 1, 2010.
4.	Office lease of €1,490 ($1,890) per month until February 1, 2007.

Item 2.                Management’s Discussion and Analysis or Plan of Operations

In this Quarterly Report:

(i)	references to “we”, “us”, “our”, or the “Company” refer to Arvana Inc. (formerly, Turinco Inc.) and our wholly-owned subsidiaries, namely:

	•	BCH Beheer B.V. (“BCH Beheer”), which wholly owns Hallotel Deutschland GmbH (“Hallotel”), our German based operating subsidiary; and

	•	Arvana Networks Inc. which wholly owns Arvana Participações (“Arvana Par”), a company that holds our 75% interest in Arvana Comunicações do Brazil S.A. (“Arvana Com”); and

(ii)	all dollar amounts are expressed in United States dollars, unless otherwise indicated.

You should read the following discussion and analysis of our financial condition, results of operations and plan of operations together with the interim consolidated financial statements and notes to the interim consolidated financial statements included in this Quarterly Report, as well as our most recent annual report Form 10-KSB for the year ended December 31, 2005, our subsequently filed quarterly reports on Form 10-QSB and current reports on Form 8-K.

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

Overview

We are engaged in the telecommunications industry through our Hallotel and Arvana Networks subsidiaries. Hallotel is a German based telecommunications service provider that is focused on the provision of long distance telephone calls between Germany, Austria, Switzerland and Turkey. Hallotel has been in operations since August 2000 and was acquired by us on August 23, 2006. Arvana Networks plans to provide voice over the internet (VOIP) telephone technology services and has been in the start-up phase of its operations since March 2005. Our business plan is to develop Arvana Networks as a provider of Internet services dedicated to serving our subsidiaries and customers with complete turnkey IP telephone solutions which enable fast deployment of voice services over existing data networks.

Arvana Networks and Internet Telephony Business

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

2.

Monthly subscriptions to our voice service offering a further significant reduction in telephony costs. We anticipate that our primary focus will be on residential users who are likely to call frequently between countries and the corporate market where long distance and international calls are frequent, and thus where the savings and call features we offer are of the greatest value.

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

A primary source of revenue is expected to be of the provision of long distance and international calling services to residential customers that are likely to call frequently between countries, and to business enterprises which have several national or international offices, or have a need to communicate with their employees, major customers, and suppliers remotely. Our Arvana service will provide for the origination and termination of calls on the public switched network (PSTN), enabling an Arvana user to call any other phone user in the world at competitive rates and will also permit each subscriber to call another subscriber anywhere on an unlimited time basis at no incremental cost. We plan to bill customers through a monthly subscription which we anticipate will include a base bundle of minutes and a core set of call features, such as caller identification and voicemail.

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

Acquisition of BCH Beheer and Hallotel

On August 9, 2006, we entered into a share purchase agreement with Brulex – Consultadoria Economica E Marketing Ltda. (“Brulex”) and Hallotel whereby we agreed to acquire Hallotel through the acquisition of all of the outstanding shares of BCH Beheer from Brulex. We completed this transaction on August 23, 2006 and we paid to Brulex the following consideration for the purchase:

  the issuance of 3,541,700 shares of our common stock;

  the payment of 500,000 Euros in cash (equivalent to $639,700 based on an exchange rate of $1.00 per 0.78 Euros); and

  the issuance of a promissory note in the amount of 250,000 Euros (equivalent to $[319,850] based on an exchange rate of $1.00 per 0.78 Euros).

Business of Hallotel

Hallotel, a company based in Frankfurt, Germany, was organized under the laws of Germany in August, 2000 and is a telecommunications service provider focused on the provision of long distance telephone calls between Germany, Austria, Switzerland and Turkey. Hallotel’s switching facilities and agreements with the incumbent carriers enable its customers to call between cities within Germany and to international destinations. Hallotel’s marketing efforts and rate structures are designed to be attractive to those customers that are likely to call frequently between countries and specifically between Germany, Russia and Turkey. As an example, Hallotel focuses on generating revenues by marketing to members of the Turkish community living in Germany who make frequent calls to their families and friends in Turkey.

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

Wholesale Carrier Services:

Hallotel has established agreements with certain other telecommunications service providers whereby Hallotel will accept long distance telephone traffic from these wholesale carriers and provide terminations in Germany and Turkey.

Calling Cards:

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

Arvana in Brazil

In August 2005, we completed a transaction whereby we acquired all of the issued and outstanding shares of Arvana Networks Inc. (“Arvana Networks”). Arvana Networks is a company incorporated in Barbados that wholly owns Arvana Participações, a company incorporated in Brazil (“Arvana Par”). Arvana Par’s business activities to date have been directed towards development of an Internet telephone services business to be located in Rio de Janeiro, Sao Paulo and other major cities in Brazil. Later in 2005, we entered into an investment agreement with a local associate for the development of Internet telephone services in Brazil. This business was planned to be carried out by Arvana Comunicações do Brasil S. A. (“Arvana Com”), a Brazilian company intended to be 75% owned by Arvana Par and 25% owned by Gloinfo 500 Soluções EM Telemática Ltda. (“Gloinfo”). Gloinfo was planned to be our local associate in Brazil.

This business did not develop in accord with our plan or expectations and we decided to withdraw from the telecommunications market in Brazil. We have since terminated our agreement with Gloinfo, as discussed below.

In October 2005, Arvana Com applied for a SCM (Serviço de Comunicação Multimídia) license from ANATEL (Agência Nacional de Telecomunicações), the Brazilian government regulatory authority that is responsible for regulating telecommunications activities in Brazil. ANATEL approved the SCM license during 2006 but with the requirement for the Company to submit a technical implementation plan. In accordance with the Company’s decision to withdraw from business activities in Brazil, the SCM license was declined by Arvana Com and the license application process was terminated.

Based on our experience and our analysis of the highly competitive market and the adverse regulatory and tax environment in Brazil, we have decided to end our activities in Brazil for the foreseeable future.

Termination of the Investment Agreement in Brazil

We, Arvana Networks and Arvana Par entered into an investment agreement dated October 6, 2005 (the “Investment Agreement”) with Gloinfo and Paulo Messina, an unrelated party. Arvana Par is a wholly owned subsidiary of Arvana Networks. Gloinfo is a Brazilian limited company that is controlled by Mr. Messina.

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

During the first quarter of fiscal 2006, our management entered into negotiations with the principals of Gloinfo with the intention of terminating the Investment Agreement by mutual agreement. We have completed these negotiations and on October 31, 2006 signed a definitive agreement with Gloinfo pursuant to which the Investment Agreement has been terminated. The main terms of the termination of the Investment Agreement that have been agreed to by Gloinfo are as follows:

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

(f)

Arvana Com will retain ownership and operating control of the technology platform currently used by Gloinfo to service their customers. Gloinfo will purchase and install a new technology platform prior to February 28, 2007.

Plan of Operations

Our present plan of operation for the next twelve months is to focus on continuing and expanding the business of Hallotel. Since completion of the acquisition of Hallotel, we have been working with the management of Hallotel in order to develop and define our plan of operations for Hallotel. This process will include the preparation of an annual budget for fiscal 2007 that will be presented to our board of directors for their evaluation and approval

We anticipate that this plan of operations may include the following objectives, subject to our achieving additional financing:

  Arvana Networks plans to complete a current research and development program which is anticipated to include advancements in our SIP-based Internet Telephony Service Provider (ITSP) call platform c/w VOIP Gateways and SS7 signalling translation; a Dedicated Calling Card Platform; a Billing System for the ITSP platform (includes signup, customer bill presentment, and real-time call authorization and balance tracking); and an associated Accounting System into which data is fed from the Calling Card Platform, the Billing System, and other subsystems. These research and development activities will involve Arvana Networks’ technical staff centered in Annapolis, Maryland, working together with the technical staff of Hallotel in Germany.

  We plan to investigate other opportunities for establishing connections with other countries such as Pakistan, the United Arab Emirates etc.

  Hallotel will continue to maintain its carrier pre-select business as it is successful. We do not anticipate large growth in this area. The focus will be on an offering of DSL (Digital Subscriber Line) and VOIP.

  Hallotel has installed a SIP platform along with the billing system in order to provide VOIP service. We are working on setting the parameters, tariffs and criteria for this service. The VOIP product is expected to be bundled with a DSL service, the provision of which will provided by a third party. Management expects to market this service throughout Germany and Western Europe using the same channels of call centres and agents that it uses for its carrier pre-select business.

As discussed further below, we are presently not able to achieve our plan of operations without additional financing. Our board of directors will also consider how to allocate any new financing that we achieve between our plan of operations for Arvana Networks and expansion of the Hallotel business. The evaluation may result in a determination to significantly scale back our plan of operations for Arvana Networks and our Internet telephony business.

We anticipate spending approximately $3,000,000 to $4,000,000 to proceed with our plan of operations over the next twelve months. We had cash in the amount of $290,523 and a working capital deficit of $1,397,479 as of September 30, 2006. This deficit includes the balance payable for the BCH Beheer transaction. Based on our planned expenditures, we will require a minimum of $3,000,000 in additional financing. Also, we anticipate that we will require additional financing in order to pursue development of partnerships and opportunities in Internet telephony that are over and above our plans for Europe and other countries.

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

Presentation of Financial Information

Our financial statements included the consolidated accounts of our subsidiaries, namely Hallotel, BCH Beheer, Arvana Networks, Arvana Par and Arvana Com.

We completed the acquisition of Hallotel effective August 23, 2006. Our statements of operations and statements of cash flows include the consolidation of BCH Beheer, the holding company for Hallotel, and

Hallotel effective as of August 23, 2006. Our results of operations presented below for periods prior to August 23, 2006 do not include the results of operations of BCH Beheer or Hallotel.

Results of Operations

Our results of operations for the nine month periods ended September 30, 2006 and 2005 are summarized below. We commenced with our plans to enter into the Internet telephony business in March 2005. As a result, we had limited operating results in the first nine months of 2005. The following table provides a summary of our financial results for the periods indicated:

	Three months ended September 30, 2006	Three months ended September 30, 2005	Nine months ended September 30, 2006	Nine months ended September 30, 2005	Cumulative Amounts from the beginning of the development stage on January 1, 2005 to September 30, 2006
Sales	$751,223	$Nil	$751,223	$Nil	$751,223
Cost of Sales	$(647,792)	$Nil	$(647,792)	$Nil	$(647,792)
Gross Profit	$103,431	$Nil	$103,431	$Nil	$103,431
Selling and promotion	$37,886	$Nil	$37,886	$Nil	$37,886
Administration	$306,921	$315,965	$836,240	$408,041	$1,796,815
Research and Development	$40,384	$15,834	117,886	$15,834	$170,720
Depreciation	$5,818	$35	$5,968	$35	$6,168
Stock Based Compensation	$Nil	$1,869,944	$1,424,000	$7,569,944	$9,656,540
Loss on acquisition of Arvana Networks and Arvana Com	$Nil	$7,246,459	$Nil	$7,246,459	$7,246,459
Other Income and Expenses	$30,645	$Nil	$30,645	$Nil	$30,645
Net Loss for the Period	$2,285,014	$9,448,237	$2,285,014	$15,240,313	$18,777,622

Revenues and Cost of Sales

With the acquisition of Hallotel on August 23, 2006, we are now in a position to report revenues to the end of the third quarter of 2006. Revenues for the 38 day period were $751,223 and gross profit for the same 38 day period was $103,431. Hallotel receives revenues from its carrier and call by call pre-select customers as well as its wholesale carrier business. At present there are more than 16,000 carrier preselect customers. Cost of sales represents the cost of terminations for the both the pre-select and wholesale carrier business. Cost of sales was $647,792 for the 38 day period or 86% of revenues.

Sales and promotion

Selling and promotional costs were $37,886 and relates to activity in Hallotel for the 38 day period from the acquisition on August 23, 2006. This relates mostly to commissions paid to agents and call centres.

Administration Expenses

During the three-month period ended September 30, 2006, we had administration expenses of $306,921 compared with $315,965 for the same three-month period in 2005. The costs in both quarters were for costs associated with the management, directors fees, legal fees, and consulting services.

Administration expenses for the nine-month period ended September 30 2006, were $836,240 compared to $408,041 for the same period last year. Administration expenses in the nine months ended September 30, 2005 were for investigation and analysis of the Brazilian proposal and operations and were not significant at the beginning of the year. For the nine-month period ended September 30, 2006, these expenses related to directors fees, legal, audit, consulting fees, travel expenses, office services and rent.

Research and Development/Technical Operations

Our research and development expenses and technical operations expenses were attributable to the costs of our chief technology officer and our network architect. These individuals are responsible for specifying and overseeing the implementation and management of our technology and hardware platform.

For the three-month period ending September 30, 2006, research and development expenses were $40,384 and $15,834 for the same three-month period in 2005. Our chief technology officer did not start with us until mid 2005.

Research and development expenses for the nine months ended September 30, 2006 were $117,886 and were $15,834 for the same period last year. Again, our chief technology officer started with us in mid 2005 and the network architect was employed part time until December 2005. His full salary is reflected in the 2006 results.

Stock-based Compensation

On June 5, 2006, our board of directors approved a 2006 Stock Option plan and granted options to various members of our company and certain subsidiaries. The options granted vest over a three-year period and have an exercise price of $1.25. As a result, we recorded a stock based compensation expense for the nine month period ended in September 30, 2006 in the amount of $1,424,000. There were no options granted or stock compensation expense recorded in the third quarter.

We recorded stock compensation expense in the amount of $8,232,540 during fiscal 2005. This stock compensation expense reflects the value of shares issued to that date by us by means of certain private placements at a lower than quoted market price at the time of closing. The difference between the trading price and the cash proceeds has been included in stock-based compensation. Of this amount, $752,400 was attributable to the issue of 330,000 shares as finders’ fees relating to the Arvana Networks transaction and the introduction to IP Horizons LLC. The balance of the stock compensation expense was attributable to private placements completed by us.

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

Loss on acquisition of Arvana Comunicações

The loss on the acquisition of Arvana Comunicações recorded in fiscal 2005 in the amount of $233,149 was a result of the development costs of our VOIP project in Brazil. This amount represents legal, accounting, consulting and other start-up fees.

Other Income and expenses

We recorded $30,645 in other income for the three and nine-month periods ended September 30, 2006. The other income was a prior period adjustment in Hallotel.

Net Loss for the Period

We incurred a net loss of $254,043 or $0.02 per share for the three-month period ended September 30, 2006 versus a loss of $9,448,237 or $0.86 per share for the same three-month period of fiscal 2005. We incurred a net loss of $2,285,014 or $0.16 per share for the first nine months of fiscal 2006 compared to a loss of $15,240,313 or $1.66 per share for same nine-month period of fiscal 2005. The decline in our losses during fiscal 2006 compared to fiscal 2005 were due to the acquisition costs of Arvana Networks and Arvana Com and stock-based compensation expense that were recorded in fiscal 2005.

Liquidity and Capital Resources

As of September 30, 2006, we had cash of $290,523 and a working capital deficit of $1,397,479. This compares to cash of $836,064 and working capital of $584,626 as of December 31, 2005. The decrease in cash and working capital is a result of expenditures during the nine months of fiscal 2006, as discussed above. We require additional financing in order to carry out our business objectives. Our working capital deficit includes the balance payable for the BCH Beheer transaction.

Plan of Operations

We estimate that our total expenditures over the next twelve months will be at least $3,000,000, as discussed above under the heading “Plan of Operations”, which amount includes projected administration costs. We anticipate that we will require a minimum of approximately $3,000,000 in additional financing to proceed with our plan of operations over the next twelve months. In addition, we anticipate that we will require additional financing in order to pursue the acquisition of any opportunities in the VOIP business beyond the specific opportunities that are outlined above. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on the development of our business opportunities and our administrative expenses in order to be within the amount of capital resources that are available to us.

Cash Used in Operating Activities

We used cash in operations in the amount of $818,016 during the first nine months of 2006 and $252,915 during the same nine month period in 2005. Cash used in operations was attributable primarily to administration, legal, audit and research and development expenses incurred with the commencement of our business of the development of VOIP telephone services.

Cash Used in Investing Activities

We acquired software in the amount of $100,295 during the first nine months of fiscal 2006. In 2005 for this same period, there were no investing activities. In the first quarter of 2006, we purchased software that allows customers to access VOIP service through their computers and in the second quarter, we purchased a billing system and control software package. In the third quarter, we purchased additional software for the SIP platform.

Cash used in investing activities during the first nine months of fiscal 2006 totalled $634,336 and included $639,700 advanced in connection with our acquisition of BCH Beheer and Hallotel.

Cash Flows from Financing Activities

During the quarter and for the nine-month period ended September 30, 2006, we received proceeds of $731,400 in advance of a private placement that we completed in October 2006. We reclassified a related party loan in the amount of $31,678 during first quarter of fiscal 2006 due to a person who is no longer a shareholder in Arvana Comunicações. This amount is now classified in accounts payable. In the second quarter, we increased our payables due to related parties as we have limited funds and are accruing amounts due to some employees, directors and contractors.

During the first nine months of 2005, we completed private placements of our stock for proceeds of $1,626,000, received stock subscriptions of $200,000 in advance of a private placement and repaid $250,629 to related parties.

Going Concern

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

Development Stage Company

We are presently in the development stage of our business. With the acquisition of Hallotel in August, we are now reporting revenues however we require substantial additional financing in order to continue with our plan of operations. Our ability to continue as a going concern is dependent upon our ability to obtain additional financing.

Critical Accounting Policies

Basis of Presentation

We are currently in the development stage and present our financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”.

Foreign currency translation and transactions

Our functional currency is the United States dollar.

The Company uses the temporal method when translating the Brazilian subsidiary operations. Long-term assets and liabilities denominated in a foreign currency are translated into US dollars at the exchange rate in effect on the transaction date. Revenue and expenses are translated at the average rates of exchange prevailing during the periods. The cumulative effects of these translation adjustments were included in administration expenses as they were insignificant.

The Company uses the current rate method when translating the German subsidiary operations. All assets and liabilities denominated in a foreign currency are translated into US dollars at the exchange rate in effect on the balance sheet date. Revenue and expenses are translated at the average rates of exchange prevailing during the periods. The cumulative effects of these translation adjustments are presented as a component of comprehensive income.

Transactions conducted in currencies other than the respective functional currency of the Company are recorded using the exchange rate in effect on the transaction date. At the period end, monetary assets and liabilities are translated to the functional currency of each entity using the exchange rate in effect at the period end date. Transaction gains and losses are recorded in the foreign exchange gain or loss in administration expenses as they were insignificant.

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

Item 3.                Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006, being the date of our most recently completed quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive

Officer, Mr. Michael Jervis, and our Chief Financial Officer, Mr. Leonard Gordon. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (the “SEC”).

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

During the fiscal quarter ended September 30, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the quarter ended September 30, 2006.

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

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to the terms and conditions of the share purchase agreement for the acquisition of BCH Beheer and Hallotel, we issued 3,541,700 shares of our common stock to Brulex–Consultadoria Economica E Marketing Ltda. (“Brulex”) on August 23, 2006. These shares were issued as part of the consideration for the acquisition in reliance on Rule 903 of Regulation S under the Securities Act of 1933, as amended (the “Act”) on the basis that Brulex is not a “U.S. person” and the sale of the shares was completed in an “offshore transaction”, each within the meaning of Regulation S. These shares have not been registered under the Act and may not be offered or sold in the United States absent such registration or exemption therefrom.

Subsequent to September 30, 2006, we completed a private placement with three investors of 2,625,000 shares of our common stock at a price of US$0.40 per share for total proceeds of US$1,050,000 on October 31, 2006. A commission of US$73,500 was paid in connection with the private placement transaction. We completed the offering of the shares pursuant to Rule 903 of Regulation S of the Act on the basis that the sale of the shares was completed in an “offshore transaction”, as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the shares. Each investor represented to us that the investor was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. person. The subscription agreement executed between us and the investor included statements that the securities had not been registered pursuant to the Act and that the securities may not be offered or sold in the United States unless the securities are registered under the Act or pursuant to an exemption from the Act. The investor agreed by execution of the subscription agreement for the shares: (i) to resell the securities purchased only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an exemption from registration under the Act; (ii) that we are required to refuse to register any sale of the securities purchased unless the transfer is in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an exemption from registration under the Act; and (iii) not to engage in hedging transactions with regards to the securities purchased unless in compliance with the Act. All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

Item 3.                Defaults Upon Senior Securities

None.

Item 4.                Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the three month period ended September 30, 2006.

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

10.4	Share Purchase Agreement dated August 9, 2006 among Brulex-Consultadoria Economica E Marketing Ltda, Turinco Inc. and Hallotel Deutschland GmbH (5)
10.5

Termination Agreement between Arvana Inc., Gloinfo 500 Soluções EM Telemática Ltda., Paulo Santos Messina and Lucia Sangiacomo Messina, Arvana Participações S.A., Arvana Comunicações do Brasil S. A. and Arvana Networks Inc. dated October 31, 2006. (6)

14.1	Code of Ethics (4)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act (7)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (7)
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

(1)	Previously filed with the SEC as an exhibit to the Company’s registration statement on Form 10- SB filed with the SEC on May 24, 2000.

(2)	Previously filed with the SEC as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2005.

(3)	Previously filed with the SEC as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed with the SEC on December 14, 2005.

(4)	Previously filed with the SEC as an exhibit to the Company’s Annual Report on Form 10-KSB filed with the SEC on March 31, 2006.

(5)	Previously filed with the SEC as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2006.

(6)	Previously filed with the SEC as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2006.

(7)	Filed as an exhibit to this Quarterly Report on Form 10-QSB.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARVANA INC.

By:	/s/ Michael Jervis
Michael Jervis, President and Chief Executive Officer

Date:	November 14, 2006