Form 10KSB
period 2006-12-31
ARVANA INC
filed 2007-04-16
CIK 1113313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the fiscal year ended: December 31, 2006

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to  ______

Commission File Number: 0-30695

ARVANA INC.
(Name of small business issuer in its charter)

NEVADA	87-0618509
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Suite 2610, 1066 West Hastings Street
Vancouver, British Columbia, Canada	V6E 3X2
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (604) 684-4691

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Not Applicable	Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
(Title of class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ X ] No[   ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[   ] No[ X ]

State issuer's revenues for its most recent fiscal year $2,832,819

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $5,175,594 as at March 20, 2007.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 20,702,375 common shares, no par value outstanding as at March 20, 2007.

Transitional Small Business Disclosure Format (check one): Yes[   ] No[ X ]

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

Overview

We are engaged in the telecommunications industry through our Hallotel and Arvana Networks subsidiaries. Hallotel is a German based telecommunications service provider that is focused on the provision of long distance telephone calls between Germany, Austria, Switzerland and Turkey. Hallotel has been in operations since August, 2000, and was acquired by us on August 23, 2006. Arvana Networks was planning to provide voice over the internet (VoIP) telephone technology services and has been in the start-up phase of its operations since March, 2005. Due to our new focus on the Hallotel operation and the limitation of funds, the plans to develop Arvana Networks as a provider of Internet services have been put on hold.

Corporate Organization

We were incorporated under the laws of the State of Nevada on June 16, 1977. Our authorized capital is comprised of 100,000,000 shares of common stock, par value of $0.001.

Subsidiaries

We operate through our wholly-owned subsidiaries which include the following:

1.	Arvana Networks Inc., a company incorporated in Barbados in January, 2005.

2.	Arvana Participações S.A., a company incorporated in Brazil in April, 2005 and its subsidiary Arvana Comunicações. S.A..

3.	BCH Beheer, a company incorporated in the Netherlands in October, 2004, and its wholly- owned subsidiary Hallotel Deutschland GmbH.

Acquisition of Arvana Networks

We acquired Arvana Networks in August, 2005 in a transaction whereby we issued 4,500,000 shares of our common stock to the former shareholders of Arvana Networks. Included in the 4,500,000 shares were 1,500,000 shares that were not considered issued for accounting purposes as the consideration for those shares had not yet been received. In 2007, the 1,500,000 shares were returned to the Company and cancelled. Arvana Networks’ business activities to date have been directed towards market analysis, developing business plans and searching out appropriate local partners in order to launch VoIP telephone services in Rio de Janeiro, Sao Paulo and other major cities in Brazil in 2006. Due to the termination of an agreement with our partner Gloinfo 500 Soluções EM Telemática Ltda (described below), we are no longer pursuing business in Brazil.

Acquisition of BCH Beheer and Hallotel

On August 9, 2006, we entered into a share purchase agreement with Brulex – Consultadoria Economica E Marketing Ltda. (“Brulex”) and Hallotel whereby we agreed to acquire Hallotel through the acquisition of all of the outstanding shares of BCH Beheer from Brulex. We completed this transaction on August 23, 2006, and we paid to Brulex the following consideration for the purchase:

  the issuance of 3,541,700 shares of our common stock;

  the payment of 500,000 Euros in cash (equivalent to $639,700 based on an exchange rate of $1.00 per 0.7816 Euros); and

  the issuance of a promissory note in the amount of 250,000 Euros ($319,850).

In addition, we provided for an adjustment to the purchase price for certain payments made by Hallotel after October, 2005, and up to the closing date of August 23, 2006; 80,932 Euros ($103,544) for certain telephony technology hardware purchased; and 277,630 Euros ($355,200) for actual commissions paid by Hallotel to its third party sales persons in respect of carrier pre-select sign-ups on net new customers. The total amount provided for in these adjustments is 358,562 Euros ($458,744) and is payable to the vendor.

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

Calling Cards:

Hallotel is in the process of producing calling cards to be distributed to a network of resellers in Austria and Germany. A calling card user can call a toll free number to make long distance calls to destinations throughout the world. Hallotel will market these cards with promotional offers and calling rates that are particularly attractive for those customers that call Turkey frequently and who are looking for reliability, quality and competitive pricing. All such calling cards are prepaid.

Arvana in Brazil

In August, 2005, we completed a transaction whereby we acquired all of the issued and outstanding shares of Arvana Networks Inc. (“Arvana Networks”). Arvana Networks is a company incorporated in Barbados that wholly owns Arvana Participações, a company incorporated in Brazil (“Arvana Par”). Arvana Par’s business activities to date have been directed towards development of an Internet telephone services business to be located in Rio de Janeiro, Sao Paulo and other major cities in Brazil. Later in 2005, we entered into an investment agreement with a local associate for the development of Internet telephone services in Brazil. This business was planned to be carried out by Arvana Comunicações do Brasil S. A. (“Arvana Com”), a Brazilian company intended to be 75% owned by Arvana Par and 25% owned by Gloinfo 500 Soluções EM Telemática Ltda. (“Gloinfo”). Gloinfo was planned to be our local associate in Brazil.

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

On October 31, 2006, we signed a definitive agreement with Gloinfo pursuant to which the Investment Agreement has been terminated. The main terms of the termination of the Investment Agreement that have been agreed to are as follows:

  The terms of the Investment Agreement are cancelled and Gloinfo transferred its 25% ownership to Arvana Par.

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

  Arvana Com will retain ownership and operating control of the technology platform originally used by Gloinfo to service their customers. Gloinfo purchased and installed a new technology platform.

Our Plan of Operations

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

We anticipate that this plan of operations may include the following objectives, subject to our achieving additional financing:

VoIP Services

Hallotel intends to launch VoIP services specifically targeted to immigrant communities and small and medium sized enterprises which operate multi-nationally. Hallotel is negotiating agreements with broad band suppliers to provide high speed data services which will then be bundled with voice over internet protocol (VoIP) telephony services. The combined package will be priced at an attractive rate when compared to buying the services separately, and will provide discounted or unlimited calling on a zone basis as selected by the customer e.g. unlimited calling within Germany, or specific groups of countries within the EEC, and Eastern Europe.

Hallotel is now testing the software and equipment to deploy VoIP across Germany and is negotiating agreements with resellers and distributors to launch service in the second quarter of 2007.

Wholesale Carrier Services

This continues to present significant opportunities and Hallotel is expanding capacity through additional equipment purchases. The Company has an ongoing objective to negotiate wholesale termination rates with countries that have large immigrant populations in Germany, and neighbouring countries such as Austria and Switzerland. These include Eastern and Southeastern Europe, the Middle East and Central Asia.

As discussed further below, we are presently not able to achieve our plan of operations without additional financing. Our board of directors has considered how to allocate any new financing that we achieve between our plan of operations for Arvana Networks and expansion of the Hallotel business. The evaluation resulted in a determination to significantly scale back our plan of operations for Arvana Networks and our Internet telephony business.

We anticipate spending approximately $3,000,000 to $4,000,000 to proceed with our plan of operations over the next twelve months. We had cash in the amount of $233,452 and a working capital deficit of $1,486,521 as at December 31, 2006. This deficit includes the balance payable for the BCH Beheer transaction. Based on our planned expenditures, we will require a minimum of $3,000,000 in additional financing. Also, we anticipate that we will require additional financing in order to pursue development of partnerships and opportunities in Internet telephony that are over and above our plans for Europe and other countries.

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

Management Team

In December, 2006, Michael Jervis retired as President and Chief Executive Officer. As a result of the acquisition of Hallotel, its Chief Executive, Teyfik Oezcan was invited to join the Arvana board and was appointed President and Chief Executive Officer on December 20, 2006, reflecting our re–focus. Mr. Oezcan established Hallotel’s business and personally involved in negotiating the wholesale agreements for the carrier business. Leonard Gordon resigned as Chief Financial Officer effective March 12, 2007. Karen Engleson was appointed Acting Chief Financial Officer until a new Officer is appointed. She was also appointed Corporate Secretary on October 17, 2005. Ms. Engleson is a senior finance executive and has held a number of controllership positions with one of the largest cable operators in Canada. She has been responsible for many functions, including the preparation of the monthly financial statements, budgeting and forecasting, operational controls, remittance processing, collections, management information systems and facilities management. Since July of 1996, Ms. Engleson has been the Controller for Multivision, the largest wireless cable operator in Bolivia.

Competition

Our main competition is the incumbent telephone companies and new specialized competitive service providers who use VoIP technology to enhance their economic advantages.

In providing pre-select long distance telephone services, we market in direct competition against established companies who offer various long distance service plans to their existing customers. Additionally, there are many competitors that are presently offering and plan to offer similar long distance services using VoIP technology to customers that we have established as our target for our telephony services. These competitors may be able to expand their operations faster than we can due to greater access to capital and financial resources and due to established brand names and customer recognition.

Incumbent telephone companies and well established specialized competitors have strong customer acceptance and offer brand name recognition in the markets in which they compete. Further, established competitors will have greater access to capital in order to defend their customer base or to expand the telecommunications services that they provide.

In providing wholesale carrier services, our main competition is the incumbent telephone companies that have well developed relationships and contractual arrangements for trading in the provision of bulk transmission facilities and interconnection agreements. These same companies however, are often in the position of being customers for our transmission and interconnection facilities and are inclined to respond well to our reliable and economic wholesale services to the selective markets in which we specialize.

Research and Development Expenditures

Arvana Networks had spent several months developing voice services for our project in Brazil. As part of this implementation we have successfully customized and deployed several scalable, open-source software systems, including:

  SIP proxy platform for voice, video and presence applications.

  A distributed far-end NAT traversal solution.

  Scalable, open-source relational databases.

  Various reporting and management interfaces, including SIP trace and Ping tools

  Graphing and performance management solutions.

  Trouble Ticket and Work Order management system.

This research and development program resulted in our development of a SIP-based Internet Telephony Service Provider (ITSP) call platform c/w VoIP Gateways and SS7 signaling translation and other subsystems. These research and development activities were carried out by Arvana Networks’ technology resources centered in Annapolis, Maryland.

We determined to terminate these research and development activities during the fourth quarter of fiscal 2006. As a result, we have terminated the services of our chief technology officer and his network assistant at the end of fiscal 2006. This project has been put on hold until further notice.

We spent $52,834 in research and development activities during fiscal 2005 and $117,249 in fiscal 2006.

ITEM 2.	DESCRIPTION OF PROPERTIES.

We rent approximately 1300 square feet of office space at 1066 West Hastings Street in Vancouver, British Columbia, Canada that we use for our principal executive offices. Our monthly rent payments total $6,000 Canadian dollars.

We lease approximately 2000 square feet of office space at Otto-Hahn-Strase 8 in Langen Germany for our Hallotel operations. Our monthly lease payments are 1,490 Euros and the lease extends to February 1, 2008

ITEM 3.	LEGAL PROCEEDINGS.

We currently are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during our fourth quarter ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our common shares are quoted on the OTC Bulletin Board under the symbol ARVI and on the Frankfurt Stock Exchange under the symbol T5U.F. The following table indicates the high and low bid prices of our common shares during the periods indicated:

OTCBB:

QUARTER	HIGH BID	LOW BID
ENDED

December 31, 2006	$0.50	$0.20
September 30, 2006	$1.00	$0.35
June 30, 2006	$1.80	$0.75
March 31, 2006	$2.12	$1.75
December 31, 2005	$2.39	$1.50
September 30, 2005	$2.40	$2.05
June 30, 2005	$2.10	$0.25
March 31, 2005	N/A	N/A

FRANKFURT (in Euros):

QUARTER	HIGH BID	LOW BID
ENDED

December 31, 2006	0.42	0.10
September 30, 2006	0.75	0.33
June 30, 2006	1.46	0.75
March 31, 2006	1.70	1.42
December 31, 2005	1.60	1.46
September 30, 2005	1.70	1.70
June 30, 2005	N/A	N/A
March 31, 2005	N/A	N/A

The source of the high and low bid information for the OTCBB is the NASD OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders of Common Stock

As at March 20, 2007, we had 20,702,375 shares of common stock issued and outstanding and there were 58 registered holders based on the records of the Company’s transfer agent. The registered holders do not include beneficial owners of the Company's common shares whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

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

Recent Sales of Unregistered Securities

We have reported sales of securities without registration under the Securities Act of 1933 during our fiscal year ended December 31, 2006, on the following Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K that we have filed with the Securities and Exchange Commission.

Report	Date of Filing with SEC
Current Report on Form 8K	August 29, 2006
Quarterly Report on Form 10-QSB for nine months ended September 30, 2006	November 14, 2006
Current Report on Form 8K	December 22, 2006

We have not completed any sales of securities without registration pursuant to the Securities Act of 1933 during the fiscal year ended December 31, 2006, that were not reported on the Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K described above.

Small Business Issuer Purchases of Equity Securities

During the quarter ended December 31, 2006, there were no purchases of equity securities effected by the Company or any affiliated purchasers.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion of our financial condition, changes in financial condition and results of operations for the year ended December 31, 2006 should be read in conjunction with our audited consolidated financial statements and related notes for the year ended December 31, 2006.

Presentation of Financial Information

Our financial statements for the year ended December 31, 2006 include the accounts of:

  Arvana Networks;

  Arvana Par;

  Arvana Com;

  BCH Beheer and its wholly-owned subsidiary Hallotel Deutschland GmbH.

The accounts of BCH Beheer and Hallotel are included in our statements of operations and statements of cash flows from August 23, 2006, being the date of closing of our acquisition of BCH Beheer and Hallotel, through December 31, 2006. Our results of operations presented below for periods prior to August 23, 2006 do not include the results of operations of BCH Beheer and Hallotel.

Results of Operations

References in the discussion below to 2006 are to our fiscal year ended December 31, 2006. Similarly, references to 2005 are to our fiscal year ended December 31, 2005. References to 2007 are to our current fiscal year that will end December 31, 2007.

Our operations for the years ended December 31, 2006 and 2005 are summarized below. Our current activities relating to the development of our planned VoIP telephone services business are reflected in the results of operations for the year ended December 31, 2006 and 2005.

	Year ended December 31, 2006	Year ended December 31, 2005
Revenues	$2,832,819	$0
Costs of Sales	($2,242,209)	$0
Gross profit	$590,610	$0
Operating Expenses:
Selling and promotion	$120,749	$0
General and Administration	$1,522,285	$960,575
Research and Development	$117,249	$52,834

Depreciation	$71,117	$200
Other Items:
Stock Based Compensation	$413,150	$8,232,540
Loss on write-off of equipment	$30,602	$0
Loss on acquisition of Arvana Networks	$0	$7,013,310
Loss on acquisition of Arvana Com	$45,888	$233,149
Income taxes	$12,500	$0
Other comprehensive losses	$59,530	$0
Comprehensive Loss for the Period	$1,802,460	$16,492,608

Revenues

Our revenues are attributable to the services provided by Hallotel. We did not generate any revenues during the period prior to our acquisition of Hallotel and do not generate any revenues outside of our Hallotel business.

We reported gross revenues of $2,832,819 for fiscal 2006. All of these revenues were generated by Hallotel during the period from our acquisition of Hallotel on August 23, 2006 to December 31, 2006.

Cost of Sales

Our costs of sales are attributable to costs of sales incurred by Hallotel in connection with providing its services.

Our cost of sales was $2,242,209 for fiscal 2006, representing 79.2% of revenues.

Gross Profits

Our gross profits were $590,610 for fiscal 2006, representing 20.8% of revenues. All of our gross profits were attributable to our Hallotel business.

Sales and Promotion Expenses

Sales and promotion expenses consist primarily of commissions paid to third parties in connection with our Hallotel business.

Sales and promotion expenses were $120,749 for fiscal 2006.

Administration Expenses

Our administration expenses increased to $1,522,285 for fiscal 2006, compared to $960,575 for fiscal 2005. Administration expenses associated with the public company, Arvana Inc., and Arvana Networks were $1,106,474 and administration expenses of BCH Beheer and Hallotel were $596,561.

Accordingly, the majority of the increase in administrative expenses over last year is attributable to our acquisition of Hallotel. The majority of the expenses in the Arvana Inc. and Arvana Networks consisted of rent, directors fees, legal, audit, travel and consulting fees. In Hallotel, administration expenses are comprised of personnel expenses, postal and telecommunication costs, consulting fees, car expenses, maintenance expenses and bank charges.

Research and Development

Our research and development expenses were attributable to the hiring of staff in connection with our planned VoIP telephone services business. We hired a chief technology officer in August, 2005, and a network architect in September, 2005. These individuals were responsible for specifying and overseeing the implementation and management of the Company’s technology and hardware platform.

Research and development expenses associated with technical operations increased to $117,249 for fiscal 2006 from $52,834 for fiscal 2005.

Our research and development team were terminated in November, 2006, as a result of our decision to close down our Brazilian operations.

Stock-based Compensation

In June 2006, we awarded 1,600,000 stock options to a number of directors, management and consultants. The stock options have an exercise price of $1.25 per share which was the current market value of the shares at the time. As a result of this program, we will record an expense of $1,424,000 in stock-based compensation expense over the vesting period of the options. The Company recorded an expense of $232,400 in 2006 for the pro-rated portion of the full charge.

In December 2006, the Company issued 451,875 common shares to three directors in settlement of $180,750 of unpaid directors fees.

In 2005, we recorded stock compensation expense in the amount of $8,232,540 during fiscal 2005. This stock compensation expense reflects the value of shares issued to date by us by means of certain private placements at a lower than quoted market price at the time of closing. The difference between the trading price and the cash proceeds has been included in stock-based compensation. Of this amount, $752,400 was attributable to the issue of 330,000 shares as finders’ fees related to the Arvana Networks transaction and the introduction of the Company to IP Horizons LLC (“IPH”). The balance of the stock compensation expense was attributable to private placements completed by us, as discussed below under “Liquidity and Capital Resources – Cash Flows from Investing Activities”.

Loss on the write-off of equipment

In fiscal 2006, we recorded a loss on the write-off of equipment in the amount of $30,602 which was attributable to the write-down of the carrying value to the fair market value of equipment owned by Arvana Comunicacoes.

Loss on the acquisition of Arvana Networks

In fiscal 2005, we recorded a loss on the acquisition of Arvana Networks in the amount of $7,013,310 which was attributable to the excess of the purchase price over the fair market value of the assets acquired and liabilities assumed. Assets acquired included $5,800 in cash and $131,747 in other assets acquired and liabilities in the amount of $310,857.

Loss on acquisition of Arvana Comunicações

In fiscal 2006, the amount of $45,888 was written-off as a result of increasing our investment in Arvana Comunicacoes from 75% to 100% in exchange for capital assets originally contributed by Gloinfo under the terms of the cancelled Investment Agreement discussed above.

In fiscal 2005, the amount of $233,149 was written-off for the development costs of our VoIP project in Brazil. This amount represents legal, accounting, consulting and other start up fees.

Net Loss for the Period

We incurred a net loss of $1,742,930 for the year ended December 31, 2006, compared with a net loss of $16,492,608 in 2005. The majority of the loss in 2005 related to the increased administration and research and development expenses associated with the development of our VoIP telephone services business, the loss on the acquisition of Arvana Networks and the stock compensation expense associated with the value of shares issued by us by means of certain private placements at a lower than quoted market price at the time of closing. The difference between the trading price and the cash proceeds has been included in stock-based compensation.

Liquidity and Capital Resources

As at December 31, 2006, we had cash of $233,452 and a working capital deficit of $1,486,521. This compares to cash of $836,064 and working capital of $584,626 as at December 31, 2005.

Plan of Operations

We estimate that our total expenditures over the next twelve months will be at least $3,000,000, as discussed above under the heading “Description of Business - Plan of Operations”, which amount will include projected administration costs. Accordingly, we anticipate that we will require a minimum of approximately $3,000,000 in additional financing to proceed with our plan of operations over the next twelve months. In addition, we anticipate that the Company will require additional financing in order to pursue the acquisition of any opportunities in the VoIP business beyond the specific opportunities that are outlined above. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on the development of our VoIP business opportunities and our administrative expenses in order to be within the amount of capital resources that are available to us.

During the next twelve-month period, we anticipate that our revenues will not exceed our operating expenses. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing will not be an alternative for funding our business. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operations.

Cash Used in Operating Activities

We used cash in operations in the amount of $352 during fiscal 2006. Cash used in operations was attributable primarily to administration expenses incurred with the commencement of our business of the development of VoIP telephone services.

Cash Used in Investing Activities

We used cash in investing activities in the amount of $1,589,390 during fiscal 2006. Of this amount, $249,814 was attributable to our acquisition of equipment and $1,445,235 was attributable to our acquisition of BCH Beheer and Hallotel.

Cash Flows from Financing Activities

We netted $1,046,660 from financing activities during the fiscal 2006.

On October 31, 2006, we completed a private placement with three investors for the sale of 2,625,000 shares of our common stock at a price of US$0.40 per share for gross proceeds of US$1,050,000. A commission of US$73,500 was paid in connection with the private placement transaction. Net proceeds to us were $976,500.

We completed a private placement of 3,000,000 shares of common stock at a price of $0.10 per share for total proceeds of $300,000 during the second quarter of fiscal 2005 prior to the Arvana Networks transaction. For accounting purposes, the shares issued were recorded at their fair value of $6,000,000 ($2.00 per share) based on the quoted market price of our common stock on the date of issuance. The $5,700,000 difference between the trading price and the cash proceeds is included in stock based compensation.

In addition to the above, we completed private placements of 1,632,000 shares of common stock at a price of $1.25 per share for total proceeds of $2,040,000. In total, we raised $2,121,250 from the issuance of common stock, net of offering expenses. The proceeds from the private placements have been used and are continuing to be used for the development of our VoIP business, with expenses associated with the Arvana Networks transaction, the investment agreement with Gloinfo for Arvana Com and for administration expenses. For accounting purposes, these transactions have been recorded using the market price at the date of issue, being $2.28 per share. As a result, we recorded stock-based compensation expense in the amount of $1,680,960 in connection with these share issuances.

We also increased our indebtedness to third parties during the year.

Amounts due to IP Horizon LLC

We agreed to issue 1,500,000 shares to IP Horizon, LLC (“IPH”) upon completion of the Arvana Networks transaction. IPH was one of the shareholders of Arvana Networks at the time of the Arvana Networks transaction. IPH was issued these shares in exchange for a commitment to deliver equipment, software and network hardware for the initial launching of the Company’s VoIP telephone services in Brazil. IPH also agreed to provide termination services to Arvana Networks for these VoIP telephone services at its cost plus an administration fee not to exceed 13 percent. As of December 31, 2006, we had not received the full complement of assets to be acquired in connection with this transaction or other consideration. Accordingly, the 1,500,000 shares are not reflected on our financial statements as having been issued. The following agreement has been reached with IPH with respect to this transaction:

  IPH agreed to return to us for cancellation the 1,500,000 common shares issued to IPH in August, 2005. These shares were received and cancelled in early 2007.

  IPH has contributed certain equipment and has developed certain software, some of which is recorded in Arvana Comunicações general ledger in the amount of $36,309.25. In recognition of the contribution of the aforementioned equipment and software architecture services from IPH to Arvana Inc. and Arvana Networks, Arvana Inc. and IPH have agreed to settle indebtedness of $150,000 to IPH. The balance due to IPH as at December 31, 2006 was $125,283 with an additional amount of $24,717 due as a result of payments in February, 2007, providing a total due to IPH of $150,000.

  For settlement of this indebtedness, we agreed to issue 500,000 common shares at a deemed price of $0.30 per share.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operations. For these reasons our auditors stated in their report on our audited financial statements that they have substantial doubt we will be able to continue as a going concern.

Future Financings

We anticipate continuing to rely on equity sales of our shares of common stock in order to continue to fund our business operations. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our plan of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Basis of Presentation

While the Company has begun to generate revenues as a result of the acquisition of its German subsidiary its planned principal operations have not yet commenced. The Company’s target market segments and market strategies for its planned principal operations are still in development. Consequently the Company is currently in the development stage and presents its financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company expects to exit the development stage and enter the operating stage during fiscal 2007.

Our financial statements include the accounts of the Company, its wholly-owned subsidiaries Arvana Networks, Arvana Par, Arvana Com, BCH Beheer and its wholly owned subsidiary Hallotel. All significant inter-company transactions and balances have been eliminated.

Foreign currency translation and transactions

Our functional currency is the United States dollar.

We use the temporal method when translating the Brazilian subsidiary operations. Long-term assets and liabilities denominated in a foreign currency are translated into US dollars at the exchange rate in effect on the transaction date. Revenue and expenses are translated at the average rates of exchange prevailing during the periods. The cumulative effects of these translation adjustments were included in administration expenses as they were insignificant.

We use the current rate method when translating the German subsidiary operations. All assets and liabilities denominated in a foreign currency are translated into US dollars at the exchange rate in effect on the balance sheet date. Revenue and expenses are translated at the average rates of exchange prevailing during the periods. The cumulative effects of these translation adjustments are presented as a component of comprehensive income.

Transactions conducted in currencies other than the respective functional currency of each of the entities are recorded using the exchange rate in effect on the transaction date. At the period end, monetary assets and liabilities are translated to the functional currency of each entity using the exchange rate in effect at the period end date. Transaction gains and losses are recorded in our Statement of Operations under administration expenses.

Stock Compensation Expense

We account for all stock-based payments to employees and non-employees using the fair value based method. Under the fair value method, stock-based payments are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measurable. The cost of stock-based payments to non-employees that are fully vested and non-forfeitable at the grant date is measured and recognized at that date. We granted stock options in June 2006 and will record an expense of $1,424,000 in stock-based compensation expense over the vesting period of the options. The Company recorded an expense of $232,400 in 2006 for the pro-rated portion of the full charge.

ITEM 7.	FINANCIAL STATEMENTS.

Our audited financial statements for the year ended December 31, 2006, as set forth below, are included with this Annual Report on Form 10-KSB. Our audited financial statements are prepared on the basis of accounting principles generally accepted in the United States and are expressed in U.S. dollars.

PAGE
Auditors’ Report	F-1
Consolidated Balance Sheets, December 31, 2006 and 2005	F-2
Consolidated Statements of Operations for the years ended December 31, 2006 and 2005 and cumulative amounts from the beginning of the development stage on January 1, 2005 to December 31, 2006	F-3
Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005 and cumulative amounts from the beginning of the development stage on January 1, 2005 to December 31, 2006	F-4
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2006 and 2005	F-5
Notes to Consolidated Financial Statements	F-6

Dohan and Company	7700 North Kendall Drive, 200
Certified Public Accountants	Miami, Florida	33156-7564
A Professional Association	Telephone	(305) 274-1366
	Facsimile	(305) 274-1368
	E-mail	info@uscpa.com
	Internet	www.uscpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Arvana, Inc. (A Development Stage Company)
Vancouver, British Columbia

We have audited the accompanying consolidated balance sheets of Arvana, Inc. and Subsidiaries (A Development Stage Company) (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended December 31, 2006 and 2005 and for the period from the beginning of the development stage (January 1, 2005) to December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arvana, Inc. and Subsidiaries (A Development Stage Company) at December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended December 31, 2006 and 2005, and the period from the beginning of the development stage (January 1, 2005) to December 31, 2006 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in the development stage, has suffered recurring losses from operation, has used, rather than provided, cash from operations and has an accumulated deficit during the development stage of $18,235,538 that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dohan and Company, P.A.
Certified Public Accountants

Miami, Florida
March 31, 2007

ARVANA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS AT DECEMBER 31, 2006 AND 2005
(EXPRESSED IN US DOLLARS)

	2006	2005

ASSETS

Current
Cash and cash equivalents	$233,452	$836,064
Receivables (net of allowance of $32,355 (2005 - $Nil))	1,676,177	527
Amounts due from related parties (Note 7)	-	27,998

	1,909,629	864,589
Long-term
Deferred income tax asset,
net of valuation allowance of $599,370 (2005 - $418,466)	-	-
Property and equipment (Note 6)	730,686	118,689
Subscriber accounts (Note 5)	2,605,499	-

	$5,245,814	$983,278

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Accounts payable and accrued liabilities	$3,018,784	$259,203
Note payable (Note 5)	329,815	-
Amounts due to related parties (Note 7)	47,551	20,760

	3,396,150	279,963

Long-term
Deferred income taxes (Note 10)	59,159	-

	3,455,309	279,963

Commitments (Note 10)

Stockholders' equity
Common stock (Note 8)
100,000,000 common shares authorized at $0.001 par value;
20,718,375 common shares issued and outstanding (2005 - 13,891,500)	20,719	13,892
Additional paid-in capital	20,160,185	17,277,362
Deficit	(95,331)	(95,331)
Deficit accumulated during the development stage	(18,235,538)	(16,492,608)
Accumulated other comprehensive loss	(59,530)	-

	1,790,505	703,315

	$5,245,814	$983,278

The accompanying notes are an integral part of these consolidated financial statements.

ARVANA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(EXPRESSED IN US DOLLARS)

			Cumulative amounts
			from the beginning of the
			development stage on
			January 1, 2005 to
	2006	2005	December 31, 2006

Sales	$2,832,819	$-	$2,832,819
Cost of sales	(2,242,209)	-	(2,242,209)

Gross profit	590,610	-	590,610

Operating expenses
Selling and promotion	(120,749)	-	(120,749)
General and administrative	(1,522,285)	(960,575)	(2,482,860)
Research and development	(117,249)	(52,834)	(170,083)
Depreciation	(71,117)	(200)	(71,317)

Operating loss	(1,240,790)	(1,013,609)	(2,254,399)

Other items
Stock-based compensation (Note 8)	(413,150)	(8,232,540)	(8,645,690)
Loss on write-off of equipment	(30,602)	-	(30,602)
Loss on acquisition of Arvana Networks (Note 3)	-	(7,013,310)	(7,013,310)
Loss on acquisition of Arvana Com (Note 4)	(45,888)	(233,149)	(279,037)

Net loss before income taxes	(1,730,430)	(16,492,608)	(18,223,038)

Income taxes	(12,500)	-	(12,500)

Net loss of the period	$(1,742,930)	$(16,492,608)	$(18,235,538)

Other comprehensive loss	(59,530)	-	(59,530)

Comprehensive loss for the period	$(1,802,460)	$(16,492,608)	$(18,295,068)

Loss per share - basic and diluted	$(0.10)	$(1.58)

Weighted average number of common shares outstanding - basic and diluted	17,170,283	10,442,000

The accompanying notes are an integral part of these consolidated financial statements.

ARVANA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(EXPRESSED IN US DOLLARS)

			Cumulative amount
			from the beginning of
			development stage on
			January 1, 2005 to
	2006	2005	December 31, 2006

Cash flows from operating activities
Net loss for the period	$(1,742,930)	$(16,492,608)	$(18,235,538)

Adjustments to reconcile net loss for the period to net cash used in operating activities
Depreciation and amortization	71,117	200	71,317
Stock-based compensation	413,150	8,232,540	8,645,690
Loss on acquisition of Arvana Networks	-	7,013,310	7,013,310
Loss on acquisition of Arvana Comunicacoes	45,888	233,149	279,037
Loss on write-off of equipment	30,602	-	30,602
Deferred income taxes	59,008	-	59,008
Increase in receivables	(595,390)	27,694	(567,696)
Increase(decrease) in payables and accrued liabilities	1,718,203	129,609	1,847,812

Net cash used in operations	(352)	(856,106)	(856,458)

Cash flows from investing activities
Acquisition of equipment	(249,814)	(39,017)	(288,831)
Cash portion of Investment in BCH Beheer / Hallotel	(1,445,235)	-	(1,445,235)
Cash of BCH Beheer / Hallotel on acquisition date	105,659	-	105,659
Cash of Arvana Networks on acquisition date	-	5,800	5,800
Cash of Arvana Comunicacoes on acquisition date	-	62,465	62,465

Net cash provided by (used in) investing activities	(1,589,390)	29,248	(1,560,142)

Cash flows from financing activities
Amounts due to (from) related parties	70,160	(460,460)	(390,300)
Contribution to capital	-	900	900
Proceeds from issuance of common stock, net of finders' fees	976,500	2,121,250	3,097,750

Net cash provided by financing activities	1,046,660	1,661,690	2,708,350

Effect of exchange rate changes on cash and cash equivalents	(59,530)	-	(59,530)

Increase in cash and cash equivalents	(602,612)	834,832	232,220

Cash and cash equivalents, beginning of period	836,064	1,232	1,232

Cash and cash equivalents, end of period	$233,452	$836,064	$233,452

Supplementary information
Interest paid	$7,246	$-
Taxes Paid	$-	$-

Transactions not involving cash
Common shares issued for services	451,875	-
Common shares issued for acquisition of BCH Beheer / Hallotel	3,541,700	-
Common shares issued for finders fees for BCH Beheer / Hallotel acquisition	208,300	-
Common shares issued for finders fees for Arvana Networks acquisition	-	330,000
Common shares issued for finders fees for Arvana Comunicacoes acquisition	-	43,500

The accompanying notes are an integral part of these consolidated financial statements.

ARVANA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

					Deficit
	Common Stock				accumulated
					during the	Accumlated other	Total
			Additional		development	comprehensive	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	stage	loss	Equity

From inception to December 31, 2004	8,253,000	$8,253	$88,310	$(95,331)	$-	$-	$1,232

Contribution to capital	-	-	900	-	-	-	900
Return and cancellation of common stock - March 2005 (Note 7a)	(1,350,000)	(1,350)	1,350	-	-	-	-
Issuance of common stock for cash at $0.10 - May 2005 (Note 7b)	3,000,000	3,000	5,997,000	-	-	-	6,000,000
Issuance of common stock for cash at $1.25 - July 2005 (Note 7c)	400,000	400	911,600	-	-	-	912,000
Return and cancellation of common stock - August 2005 (Note 7d)	(1,017,000)	(1,017)	1,017	-	-	-	-
Issuance of common stock for cash at $1.25 - August 2005 (Note 7e)	792,000	792	1,804,968	-	-	-	1,805,760
Issuance of common stock for finders fee at $2.28 - August 2005 (Note 7f)	330,000	330	752,070	-	-	-	752,400
Issuance of common stock in transaction with Arvana Networks at $2.28 - August 2005 (Note 3, 7g)	3,000,000	3,000	6,837,000	-	-	-	6,840,000
Finders fees paid in cash - July, August, September 2005	-	-	(164,000)	-	-	-	(164,000)
Issuance of common stock for cash at $1.25 - October 2005 (Note 6h)	440,000	440	1,002,760	-	-	-	1,003,200
Issuance of common stock for finders fee at $2.28 - October 2005 (Note 6i)	43,500	44	99,137	-	-	-	99,181
Finders fees paid in cash - October 2005	-	-	(54,750)	-	-	-	(54,750)
Net operating loss for the year ended December 31, 2005	-	-	-	-	(16,492,608)	-	(16,492,608)

Balance December 31, 2005	13,891,500	$13,892	$17,277,362	$(95,331)	$(16,492,608)	$-	$703,315

Issuance of stock options, exercisable at $1.25 - June 2006	-	-	232,400	-	-	-	232,400
Issuance of common stock for acquisition of BCH Beheer / Hallotel, including transaction fee	3,750,000	3,750	1,496,250	-	-	-	1,500,000
Issuance of common stock for cash at $0.40	2,625,000	2,625	1,047,375	-	-	-	1,050,000
Issuance of common stock for debt settlement at $0.40	451,875	452	180,298	-	-	-	180,750
Finders fees paid in cash	-	-	(73,500)	-	-	-	(73,500)
Net operating loss for the year ended December 31, 2006	-	-	-	-	(1,742,930)	-	(1,742,930)
Foreign currency translation adjustment	-	-	-	-	-	(59,530)	(59,530)

Balance December 31, 2006	20,718,375	$20,719	$20,160,185	$(95,331)	$(18,235,538)	$(59,530)	$1,790,505

The accompanying notes are an integral part of these consolidated financial statements.

ARVANA INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005
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

Management identified a communications company in Germany that is presently in the carrier pre-select and wholesale carrier business carrying traffic to Turkey. On August 23, 2006, Arvana Inc. acquired this company through BCH Beheer and its wholly-owned subsidiary Hallotel Deutschland GmbH. The Company plans on expanding this business including VoIP and calling card services. The Company had planned on developing its VoIP business through its wholly-owned subsidiary Arvana Networks Inc. (‘Arvana Networks’), a company incorporated in Barbados, which wholly owns Arvana Participações (‘Arvana Par’) a company incorporated in Brazil. This business was planned to be carried out by Arvana Comunicações do Brasil S. A. (“Arvana Com”), a Brazilian company intended to be 75% owned by Arvana Par and 25% owned by Gloinfo 500 Soluções EM Telemática Ltda. (“Gloinfo”). Gloinfo was planned to be our local associate in Brazil. This business did not develop in accordance with our plan or expectations and we decided to withdraw from the telecommunications market in Brazil. The parties have since agreed with Gloinfo to terminate their agreement, and the Company acquired 100% ownership of Arvana Com.

These financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. At December 31, 2006, the Company has an accumulated deficit during the development stage of $18,235,538. To date, the Company has generated no revenue from its VoIP business but now has revenues through the acquisition of Hallotel and its carrier preselect and wholesale carrier business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might arise from this uncertainty.

The continuation of the Company is dependent upon achieving a profitable level of operations as well as obtaining further long-term financing. During 2006, the Company completed private placements of its common stock raising $1,050,000 ($976,500 net of issuance costs) in cash for purposes of completing the BCH Beheer and Hallotel acquisition. As at December 31, 2006, it had $233,452 to fund its operational costs and the remaining commitment for the acquisition. Management plans to raise up to $3,000,000 in additional equity capital over the next twelve months to finance the commitments regarding the acquisition of BCH Beheer, its operations and capital requirements of the Company for the remainder of 2007 and for 2008. While the Company is expending its efforts to achieve the above plans, there is no assurance that any such activity will generate sufficient funds for operations.

ARVANA INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005
(expressed in US dollars)
(Audited)

2.	Summary of Significant Accounting Policies

a)	Basis of presentation

While the Company has begun to generate revenues as a result of the acquisition of its German subsidiary its planned principal operations have not yet commenced. The Company’s target market segments and market strategies for its planned principal operations are still in development. Consequently the Company is currently in the development stage and presents its financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company expects to exit the development stage and enter the operating stage during fiscal 2007. The Company’s fiscal year end is December 31. The accompanying consolidated financial statements of Arvana Inc. for the years ended December 31, 2006 and 2005, and for the cumulative amounts from the beginning of the development stage on January 1, 2005, through December 31, 2006, have been prepared in accordance with accounting principles generally accepted in the United States for financial information with the instructions to Form 10-KSB and Regulation S-B. In the opinion of management, they include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Results are not necessarily indicative of results which may be achieved in the future.

b)	Basis of consolidation
These consolidated financial statements for the year ended December 31, 2006, include the accounts of the Company, its subsidiary Arvana Networks (including its wholly-owned subsidiary Arvana Par, Arvana Com and BCH Beheer (and its wholly-owned subsidiary Hallotel Deutschland GmbH). All significant inter-company transactions and balances have been eliminated.

c)	Estimates
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

d)	Foreign currency translation and transactions

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

Transactions conducted in foreign currencies are recorded using the exchange rate in effect on the transaction date. At the period end, monetary assets and liabilities are translated to the functional currency of each entity using the exchange rate in effect at the period end date. Transaction gains and losses are recorded in foreign exchange gain or loss in administration expenses as they were insignificant.

ARVANA INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005
(expressed in US dollars)
(Audited)

The exchange rate prevailing at December 31, 2006, was 2.14, stated in the Brazilian Real per one US dollar. The average exchange rate during the twelve-month period ended December 31, 2006, was 2.18 stated in the Brazilian Real per one US dollar. For the Euro, the exchange rate prevailing at December 31, 2006, was .76 US dollars per Euro. The average exchange rate from the BCH Beheer acquisition date of August 23, 2006 to December 31, 2006, was ..78.

e)	Revenue recognition
The Company records revenues upon the completion of the services and where the ability to collect is reasonably assured.

f)	Comprehensive income
The Company has adopted SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting and presentation of comprehensive income, its components and accumulated balances.

g)	Cash equivalents
The Company considers all highly liquid investments, with terms to maturity of three months or less when acquired, to be cash equivalents.

h)	Accounts receivable

Trade and other accounts receivable are reported at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable primarily includes trade receivables from customers. The Company estimates doubtful accounts on an item-by-item basis and includes over aged accounts as part of the allowance for doubtful accounts, which are generally ones that are ninety days or greater overdue.

i)	Property and equipment:
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

j)	Impairment of long-lived assets and long-lived assets to be disposed of:
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

ARVANA INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005
(expressed in US dollars)
(Audited)

Assets to be disposed of are reported at the lower of the carrying amount and the fair value less costs to sell. The Company has reviewed its long-lived assets and has determined that no impairment charges were necessary for the years ended December 31, 2006 and 2005.

k)	Financial instruments
Financial instruments of the Company are comprised of cash and cash equivalents, receivables, accounts payable and accrued liabilities, note payable, and amounts due to and from related parties. The estimated fair values of financial instruments were considered by management to be not materially different from their carrying values due to their short term to maturity or capacity for prompt liquidation.

l)	Concentration of credit risk
Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash equivalents and trade accounts receivable. Trade accounts receivable in our operation in Germany consists of amounts from the carrier preselect customers and amounts from the wholesale carrier customers. The receivable from the carrier preselect customers is distributed among many customers. The receivable from the wholesale customers is considered a credit risk however with some customers, traffic is traded therefore the risk is mitigated by the accounts payable to those customers. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

m)	Asset retirement obligations
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

n)	Income taxes
Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry-forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

o)	Stock-based compensation
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

p)	Net loss per share
Basic loss per share is computed using the weighted average number of common shares outstanding during the year. Diluted loss per share is computed using the weighted average number of common shares and potentially dilutive common stock equivalents, including stock options and warrants. As at December 31, 2006, the Company had 1,600,000 of potentially dilutive instruments that were excluded from the determination of diluted loss per share as they would be anti-dilutive.

ARVANA INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005
(expressed in US dollars)
(Audited)

q)	Recent accounting pronouncements
In July, 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently in the process of evaluating the impact of FIN 48 on our financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006. The Company is in its first period of operations, so SAB No. 108 will have no impact on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company is currently in the process of evaluating the impact that SFAS No. 157 will have on its future financial position and results of operations

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

Arvana Networks had an agreement with IP Horizon LLC (“IPH”), whereby IPH was issued 1,500,000 shares in exchange for a commitment to deliver equipment, software and network hardware for the initial launching of VoIP service in Brazil. IPH was to provide termination services to Arvana Networks, at its cost plus an administration fee not to exceed 13 percent.

As at December 31, 2006, the Company had not received the full complement of assets to be acquired in connection with this transaction or other consideration. Accordingly, the 1,500,000 shares are not reflected on our financial statements as having been issued. The following agreement has been reached with IPH with respect to this transaction:

1.	IPH agreed to return to the Company for cancellation the 1,500,000 common shares of Arvana Inc. issued to IPH in August, 2005. These shares were received and cancelled in early 2007.

2.

IPH has contributed certain equipment and has developed certain software, some of which is recorded in Arvana Comunicações general ledger in the amount of $36,309. In recognition of the contribution of the aforementioned equipment and software architecture services from IPH to Arvana Inc. and Arvana Networks, Arvana Inc. and IPH have agreed to settle indebtedness of $150,000 to IPH. The balance due to IPH as at December 31, 2006, was $125,283 with an additional amount of $24,717 due as a result of payments in February 2007, providing a total due to IPH of $150,000.

ARVANA INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005
(expressed in US dollars)
(Audited)

3.	For settlement of this indebtedness, Arvana Inc. will issue 500,000 common shares at a price of $0.30 per share.

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

In early 2006, management entered into negotiations with the principals of Gloinfo with the intention of terminating the Investment Agreement by mutual agreement. On October 31, 2006 the Company signed a definitive agreement with Gloinfo pursuant to which the Investment Agreement was terminated. The main terms of the termination of the Investment Agreement that have been agreed to by Gloinfo are as follows:

(a)	The terms of the Investment Agreement have been cancelled and Gloinfo transferred its 25% ownership to Arvana Par.

(b)	The customers that were to be transferred to Arvana Com following the final closing will remain with Gloinfo.

ARVANA INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005
(expressed in US dollars)
(Audited)

(c)	The employees that were to be transferred following the final closing will remain with Gloinfo.

(d)	Employees that were hired for the project were terminated and the termination costs were shared 75% by Arvana Com and 25% by Gloinfo.

(e)	Arvana Com will obtain the “Televoz” branding and the website associated with this product from Gloinfo.

(f)

Arvana Com retained ownership and operating control of the technology platform used by Gloinfo to service their customers. Gloinfo has purchased and installed a new technology platform and will return the equipment to Arvana.

5.	BCH Beheer and Hallotel Deutschland GmbH transaction

On August 9, 2006, Arvana Inc.,, Brulex – Consultadoria Economica E Marketing Ltda. (the “Vendor”) and Hallotel Deutschland GmbH (“Hallotel”) entered into a share purchase agreement (the “Share Purchase Agreement”) pursuant to which the Company acquired control over Hallotel through the acquisition (the “Acquisition”) of all of the outstanding shares of BCH Beheer B.V., a wholly-owned subsidiary of the Vendor that owned all of the outstanding shares of Hallotel. The purchase price for the Acquisition was paid by way of:

(i)	the issue of 3,541,700 shares of common stock of the Company, valued at $0.40 per share;

(ii)	the payment of €500,000 ($639,700) in cash; and

(iii)

the issuance of a promissory note in the principal amount of €250,000 ($329,815 as at December 31, 2006), provided that the promissory note will not be payable and will be deemed cancelled if certain information as set out in the Share Purchase Agreement to be delivered by the Vendor to the Purchaser within 30 days of the closing of the Acquisition relating to certain assets is not delivered or, if delivered, does not materially conform with information provided to the Company as at the date of the Share Purchase Agreement.

Pursuant to the Share Purchase Agreement, the purchase price was increased by:

(i)

a payable to the Vendor in the amount of €80,932 ($103,544) for the price actually paid by Hallotel for any telephone technology hardware or software assets acquired after October 19, 2005 and before the closing date of the Acquisition that are required for the provision of established Hallotel services to its customers; and

(ii)

a payable to the Vendor in the amount of €277,630 ($355,200) for commissions paid by Hallotel to its salespersons in respect of carrier pre-select sign-ups on net new customers after October 19, 2005 and before the closing date of the Acquisition, as provided in the Share Purchase Agreement.

Prior to the acquisition date, Arvana had paid $26,941 for acquisition related expenses and this amount was included in the purchase price. A transaction fee was paid by issuing 208,300 additional shares of common stock of the Company, valued at $0.40 per share.

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

ARVANA INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005
(expressed in US dollars)
(Audited)

The purchase price of the transaction, with a deemed value of $2,945,235 was allocated as to $105,659 in cash, $1,080,529 in accounts receivables, $15,371 in other current assets, $1,368,545 in accounts payable and accrued liabilities and, $2,605,499 to the value of monthly 16,500 subscribers held by Hallotel at the time of the acquisition. Equipment valued at $500,915 and software valued at $8,875 was held by Hallotel on the acquisition date.

Hallotel is a communications service provider offering carrier pre-select and wholesale carrier services and focused on the provision of long distance telephone calls between Germany, Austria, Switzerland and Turkey

6.	Property and Equipment

At December 31, 2006
		Accumulated	Net
	Cost	Amortization	Book Value
Equipment	$205,099	$16,284	$188,815
Computer hardware	502,667	52,797	449,870
Software	94,237	2,236	92,001

	$802,003	$71,317	$730,686

At December 31, 2005:
		Accumulated	Net
	Cost	Amortization	Book Value
Equipment	$45,092	$200	$44,892
Computer hardware	61,117	-	61,117
Software	12,680	-	12,680

	$118,889	$200	$118,689

The Company has not taken amortization on equipment if utilization of the equipment has not yet begun. The net carrying amount of equipment not yet placed in service was $111,096 as at December 31, 2006.

7.	Related Parties

For the year ended December 31, 2006, $298,560 was incurred by the Company for services rendered by directors, the past President, the Corporate Secretary of Arvana Inc. and the Corporate Secretary of Arvana Networks. At December 31, 2006, $47,551 ( 2005 - $17,500) was owed to these individuals.

ARVANA INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005
(expressed in US dollars)
(Audited)

During the year ended December 31, 2006 the Company issued 451,875 common shares to Directors of the Company as settlement for outstanding debt. The shares were valued at the market price of the Company’s stock on the date of settlement.

At December 31, 2005, the Company was owed $27,998 from a company with a director in common for debt paid on the company’s behalf. This amount was repaid subsequent to year-end.

At December 31, 2005, the Company owed $3,260 to a director for reimbursement of expenses.

At December 31, 2005, the Company owed $17,500 to two directors for services rendered during the year. This amount is to be paid in stock at a future date with the number of common shares determined by the fair value of the shares on the settlement date.

For the year ended December 31, 2005, $162,899 was incurred by the Company for services rendered by directors, the President, the Chief Financial Officer and the Corporate Secretary and the President and Corporate Secretary of Arvana Networks. An additional amount of $60,451 was incurred by Arvana Networks prior to acquisition for services rendered by its directors and officers.

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

8.	Stockholders’ Equity

(a) During the quarter ended December 31, 2006, the Company issued shares for the settlement of debt owed to three directors for services rendered during fiscal 2006. The Company issued 451,875 shares in settlement of $180,750 in debt.

On October 31, 2006, the Company completed a private placement with three investors of 2,625,000 shares of our common stock at a price of US$0.40 per share for gross proceeds of US$1,050,000. A commission of US$73,500 was paid in connection with the private placement transaction. Net proceeds were $976,500.

During the quarter ended September 30, 2006, the Company issued 3,541,700 shares for part of the consideration for the purchase of BCH Beheer and its wholly-owned subsidiary Hallotel Deutschland GmbH. The Company also issued 208,300 shares as a finder’s fee for the same transaction.

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

ARVANA INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005
(expressed in US dollars)
(Audited)

(c) The Company has a stock option plan in place under which it is authorized to grant options to executive officers and directors, employees and consultants enabling them to acquire up to 10% of the issued and outstanding common stock of the Company. Under the plan, the exercise price of each option equals the market price of the Company's stock as calculated on the date of grant. The options can be granted for a maximum term of 10 years. On June 5, 2006, the Company granted 1,600,000 stock options to its directors and employees. Each option is exercisable into one common share until December 31, 2009 at an exercise price of $1.25. The options were valued at $1,424,000 using the Black-Scholes model,which will be expensed over the vesting period of the options. The Company recorded an expense of $232,400 in 2006 for the pro-rated portion of the full charge. The weighted average fair value of options granted during the year was $0.89.

As at December 31, 2006, the following incentive stock options are outstanding:

Number	Exercise
of options	Price	Expiry Date

1,600,000	$ 1.25	December 31, 2009

Stock option transactions and the number of share options outstanding are summarized as follows:

Weighted
Average
	Number	Exercise
	of Options	Price

Balance, December 31, 2005	-	$-
Options granted	1,600,000	1.25
Options expired	-	-
Options exercised	-	-

Balance, December 31, 2006	1,600,000	$1.25

Number of options currently exercisable	Nil	N/A

The following assumptions were used for the Black-Scholes valuation of stock options granted during the period:

Risk-free interest rate	5.00%
Expected life of options	3.6 years
Annualized volatility	100%
Dividend rate	0.00%

ARVANA INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005
(expressed in US dollars)
(Audited)

9.	Segmented Information

The Company has one reportable segment, being the development of the VoIP telephone services. This reportable segment was determined based on the nature of the products offered. Of the total property and equipment, $81,262 is located in North America, $30,837 is located in Brazil and $618,587 is located in Germany. All of the Company’s revenue was generated in Germany.

10.	Deferred Income Taxes

Income tax benefits attributable to losses from United States of America operations was $Nil for the years ended December 31, 2006 and 2005, and differed from the amounts computed by applying the United States of America federal income tax rate of 34 percent to pretax losses from operations as a result of the following:

	2006	2005

Loss for the year	$(1,742,930)	$(16,492,608)

Computed "expected" tax benefit	$(592,596)	$(5,607,487)
Non deductible expenses	180,253	5,262,928
Lower effective income tax rate on loss of foreign subsidiaries	34,841	8,162
Change in valuation allowance	377,502	336,397

Income tax recovery	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are presented below:

	2006	2005
Deferred tax assets:
Net operating loss carry forwards - US	$223,863	$149,562
Net operating loss carry forwards - Brazil	324,493	217,890
Net operating loss carry forwards – Barbados	51,014	51,014

	599,370	418,466

Valuation allowance	(599,370)	(418,466)

Net deferred tax assets	-	-

Deferred tax liabilities:

Property and equipment – Germany	(59,159)	-

Net deferred tax liabilities	$(59,159)	$-

The valuation allowance for deferred tax assets as of December 31, 2006 and 2005 was $599,370 and $418,466, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

ARVANA INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005
(expressed in US dollars)
(Audited)

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in assessing the realizability of deferred tax assets. In order to fully realize the deferred tax asset attributable to net operating loss carryforwards, the Company will need to generate future taxable income of approximately $2,000,000 prior to the expiration of the net operating loss carryforwards. Of the $1,816,868 in operating loss carryforwards, $658,422 is attributable to the US, and expires between 2026 to 2027; $954,390 is attributable to Brazil and can be carried forward indefinitely. The remaining $204,056 is attributable to Barbados and will expire in 2016.

11.	Subsequent Events

On February 20, 2007, the Company received a no interest loan from ValorInvest Ltd, a shareholder of the Company in the amount of 150,000 Euro. 80,000 Euro were used to pay down part of the payable to Brulex for the BCH Beheer transaction and 65,000 was advanced to Hallotel for capital expenditures and the development of the business.

12.	Commitments

The Company has the following commitments:

	2007	2008	2009	2010
Software platform lease	€14,856	€14,856	€10,523	€-
Vehicle leases	32,640	32,640	27,410	4,860
Office lease	17,880	1,490	-	-

Total in euros	€65,376	€48,986	€37,933	€4,860

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Engagement of Dohan and Company

We engaged Dohan and Company, Certified Public Accountants, as our principal independent registered public accounting firm effective January 25, 2006. Concurrent with this appointment, BDO Dunwoody LLP, Chartered Accountants ("BDO Dunwoody"), resigned as our principal independent registered public accounting firm effective January 25, 2006. The decision to change principal independent registered public accounting firm was approved by our board of directors.

During the period of BDO Dunwoody’s engagement as our principal independent registered public accounting firm from September 9, 2005 to January 25, 2006, there were no disagreements with BDO Dunwoody on any matter of accounting principles or practices, financial statement disclosure or review scope or procedures. BDO Dunwoody did not report on any of our financial statements and BDO Dunwoody did not advise us of any reportable event or default listed in paragraph (iv) of Regulation S-B Item 304(a)(1).

We provided BDO Dunwoody with a copy of the foregoing disclosures and requested in writing that BDO Dunwoody furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not they agree with such disclosures. We received the requested letter from BDO Dunwoody wherein they have confirmed their agreement to our disclosures. A copy of BDO Dunwoody’s letter has been filed as an exhibit to our Current Report on Form 8-K dated January 31, 2006.

ITEM 8A.	CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as at December 31, 2006, being the date of our most recently completed fiscal year. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Teyfik Oezcan, and our Acting Chief Financial Officer, Ms Karen Engleson. Based upon that evaluation, our Chief Executive Officer and the Acting Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (the “SEC”).

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

During the fiscal quarter ended December 31, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the quarter ended December 31, 2006.

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

ITEM 8B.	OTHER INFORMATION.

Not applicable.

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our current executive officers and directors are:

Name	Age	Position

Sir John Baring (1)	59	Chairman of the Board of Directors

Teyfik Oezcan	36	Director and Chief Executive Officer

Ross Wilmot (1)	63	Director

Karen Engleson	56	Acting Chief Financial Officer/Corporate Secretary

(1)	Member of our Audit Committee and our Compensation Committee

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years:

Sir John Baring was appointed Chief Executive Officer and director to the board of directors (“the Board”) on May 26, 2005. Following the appointment of Mr. Jervis as Chief Executive Officer on October 17, 2005, Sir John was appointed Chairman of the board. Sir John brings more than 30 years of banking and investing experience to management. Since June 2002, Sir John has acted as a managing and founding member of Mercator Management LLC, a leading fund management company.

Teyfik Oezcan was appointed Director, President and Chief Executive Officer on December 20, 2006 following the retirement of Mr. Jervis. Mr. Oezcan has been involved in start-up companies since 1993. He developed and managed a company from 1993 to 1997 that provided cleaning and maintenance service. In 1998, he commenced the development of Hallotel and started operations in the year 2000.

Mr. Oezcan has been involved in developing and managing the business of Hallotel since the start-up of its operations in 2000.

Ross Wilmot was appointed director on August 19, 2005. Mr. Wilmot is a Chartered Accountant and for the past ten years has provided independent financial consulting services. In addition to serving on the board of Arvana, Mr. Wilmot serves the following public companies, CTF Technologies Inc., Orex Ventures Inc., Orko Gold Corporation, Avigo Resources Corp., and Verb Exchange Inc. He is a director in all of the companies and Chief Financial Officer in all but Verb Exchange. Mr. Wilmot is the Chairman of the audit committee.

Karen Engleson joined the Company in July, 2005, and was appointed Corporate Secretary in October, 2005. She is acting Chief Financial Officer in the company and is the Chief Financial Officer of the subsidiary company Arvana Networks. Ms. Engleson is presently the Chief Financial Officer of Multivision Communications Corp., a company that provides subscription television and wireless data services in the country of Bolivia. Ms. Engleson was the Controller of Multivision Communications Corp. from 1996 to May 2005, at which time she was appointed as Chief Financial Officer of Multivision Communications. Prior to working with Multivision Communications, Ms. Engleson was Controller of Financial Operations for Rogers Cable TV, a major cable-TV operator in Canada. She was appointed Corporate Secretary on October 17, 2005. Ms. Engleson has degree in Business Administration from Simon Fraser University and a Certified General Accountants designation.

Set forth below is a brief description of the background and business experience of each of our former executive officers and directors for the past five years:

Michael Jervis was appointed President and Chief Executive Officer on October 17, 2005. He was appointed a director on August 19, 2005. Mr. Jervis is an experienced telecommunications professional with a background in telephony and subscription television. Prior to this, Mr. Jervis held senior management positions in B.C. Telephone (now Telus), Premier Cablevision, Rogers Cable TV, and Multivision Communications Corp. Mr. Jervis was chief operating officer for Multivision Communications Corp. from 1997 until May 2001 at which time he then became an independent business consultant. In addition to serving on the board of Arvana, Mr. Jervis is on the board of Multivision Communications. Mr.Jervis submitted his resignation as President and Chief Executive Officer and as a director effective December 20, 2006.

Leonard Gordon was appointed Chief Financial Officer and director on March 17, 2005. Mr. Gordon has been the Chief Executive Officer of Commercial Scientific Corporation since 1994, a firm that provides consulting services to development stage companies in the complex technology industries. Prior to this, Mr. Gordon has accumulated 20 years experience in chief executive and other senior management positions in the financial services, engineering and high technology businesses. Mr. Gordon submitted his resignation as Chief Financial Officer and as a director effective March 12, 2007.

Robert Russell was appointed director on August 19, 2005. Mr. Russell is President and Chief Executive Officer of IP Horizon, LLC, a major shareholder of Arvana and Arvana’s technology and termination partner. IP Horizon is a division of Draper Holdings Business Trust (DHBT). Mr. Russell was recruited in 1999 by DHBT, a company known for accomplishments in television and radio broadcasting. As President of DHBT’s Technology Division, Mr. Russell has spent the past 5 years constructing a new “wing” of the 30-year-old communications and media conglomerate. Mr. Russell submitted his resignation as a director effective November 21, 2007.

Each of our directors, other than Mr. Oezcan, was appointed as a director at our annual meeting of shareholders on July 24, 2006. Each member of our board of directors is elected annually and holds office until the next annual meeting of shareholders or until his or her successor has been elected or appointed, unless his or her office is earlier vacated in accordance with our bylaws. Our officers serve at the discretion of our board of directors and are appointed annually.

Family Relationships

Ms. Engleson is married to Michael Jervis, former president and chief executive officer.

Audit Committee and Audit Committee Financial Expert

Our board of directors has established an audit committee that is comprised of Ross Wilmot, Chairman, and Sir John Baring.

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

The audit committee currently consists of only two members as the board of directors does not currently have more than two independent directors. We are actively seeking an additional independent director to be appointed to the board of directors and the audit committee.

Code of Ethics

We have adopted a Code of Ethics that applies to all the Company’s directors, officers and employees. A copy of our Code of Ethics is incorporated by reference to this Annual Report on Form 10-KSB as an exhibit.

Significant Employees

We do not have any other significant employees, other than our directors and executive officers named above.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended December 31, 2006 all such filing requirements applicable to our officers and directors were complied with, except as set forth below:

Name and Principal Position	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Form
Teyfik Oezcan, CEO and	One	Nil	One

Name and Principal Position	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Form
Director
Michael Jervis, former Director and former CEO	Nil	Nil	Nil
Leonard Gordon, Director and former CFO	Nil	Nil	Nil
Ross Wilmot, Director	One	Nil	Nil
Robert Russell, Former Director	One	Nil	Nil
Karen Engleson, Corporate Secretary and Acting CFO	Nil	Nil	Nil
Brulex (Greater than 10% Shareholder)	One	Nil	Nil
IP Horizon, LLC (Greater than 10% Shareholder)	Nil	Nil	Nil

ITEM 10.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth certain compensation information

  Mr. Teyfik Oezcan, our chief executive officer,

  Michael Jervis, our former director and former chief executive officer, and

  Leonard Gordon, our former chief financial officer.

No executive officer of the Company earned total annual salary and bonus exceeding $100,000 during the fiscal year ended December 31, 2006.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Teyfik Oezcan, Director,	2006	$6,500(1)	Nil	Nil	Nil	Nil	Nil	- (7)	$

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
President, and Chief Executive Officer(1)
Michael Jervis, Former Director and Chief Executive Officer(2)	2006	$65,857(4)	Nil	Nil	$222,500 (6)	Nil	Nil	- (7)	$
Leonard Gordon, Former Chief Financial Officer and Director(3)	2006	$60,000(5)			$66,750 (6)

(1)

Mr. Oezcan was appointed president and chief executive officer on December 20, 2006. His contract calls for an annual salary of 180,000 euro. The pro-rated amount he was paid for the period until the end of the year was 5000 euro ($6,500 USD).

(2)	Mr. Jervis was appointed as our chief executive officer on August 19, 2005 and resigned due to retirement on December 20, 2006.

(3)	Mr. Gordon was appointed director and chief financial officer in March 2005.

(4)

Mr. Jervis’ salary for 2006 was $73,500 Canadian dollars ($65,857 USD). Of this amount, $45,500 Canadian dollars were paid in cash and as at December 31, 2006, he was owed $28,000 Canadian dollars ($24,026 USD).

(5)

In December 2006, Mr. Gordon was issued 156,250 shares of our common stock at a deemed price of $.40 per share in settlement of outstanding board and consulting fees. For further details, please refer to “Debt Settlement with Directors” below.

(6)

Represents the dollar amount recognized for financial statement reporting purposes with respect to the 2006 fiscal year for the fair value of stock options granted to the executive officer, in 2006 and prior years, in accordance with SFAS 123R. See Note 8 for the assumptions made in valuation of the stock options.

(7)	The aggregate amount of “All Other Compensation” paid to each individual was less than $10,000.00 .

Employment and Consulting Contracts

We have entered into an employment agreement with Mr. Teyfik Oezcan, our president and chief executive officer in which he receives and annual salary of 180,000 Euro. Mr. Oezcan is also entitled to expense reimbursements and certain incentives as they are approved by the Board. In addition, Mr. Oezcan is entitled to a company vehicle in which the company pays for all operating costs including lease costs, insurance, maintenance, gas and oil.

Mr. Michael Jervis, our former president and chief executive officer, had a consulting agreement that provided for an initial base consultant fee at the annual rate of $84,000 Canadian. Mr. Jervis was entitled to expense reimbursements and certain incentives as they are approved by the Board.

Option Grants

The options granted to our named executive officers disclosed in the Summary Compensation Table were granted on June 5, 2006 and vest as to one-third on each of January 1, 2007, January 1, 2008 and January 1, 2009. The options are exercisable until December 31, 2009 at a price of $1.25 per shares. All such options were granted pursuant to our 2006 Stock Option Plan.

Outstanding Equity Awards as of December 31, 2006

The following table summarizes the outstanding equity awards as of December 31, 2006 for each of our named executive officers:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Teyfik Oezcan	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Michael Jervis	Nil	250,000(1)	N/A	$1.25	December 31, 2009	N/A	N/A	N/A	N/A
Leonard Gordon	Nil	75,000(1)	N/A	$1.25	December 31, 2009	N/A	N/A	N/A	N/A

(1) Unvested options vest as to one-third on each of January 1, 2007, January 1, 2008 and January 1, 2009.

No share purchase options were exercised by our named executive officers during our fiscal year ended December 31, 2006.

Long-Term Incentive Plans

We do not have any long-term incentive plans, pension plans, or similar compensatory plans for our directors or executive officers.

Change of Control Agreements

We are not party to any change of control agreements with any of our directors or executive officers.

Compensation of Directors

The following table summarizes the compensation of our company’s directors for the year ended December 31, 2006:

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards(2) ($)	Non- Equity Incentiv e Plan Compen -sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Sir John Baring	$60,000(3)	$0	$133,500	$0	$0	$0	$193,500
Ross Wilmot	$63,900(4)	$0	$133,500	$0	$0	$0	$197,400
Robert Russell(5)	$0	$0	$66,750	$0	$0	$0	$66,750

1)

Leonard Gordon, Michael Jervis and Teyfik Oezcan are not included in this table as they are reported as officers or former officers of the Company and did not receive additional compensation for their service as directors.

2)

Represents the dollar amount recognized for financial statement reporting purposes with respect to the 2006 fiscal year for the fair value of stock options granted to the executive officer, in 2006 and prior years, in accordance with SFAS 123R.

3)	Sir John Baring was paid $5,000 in cash and the balance owing was settled by the issuance of shares in December 2006 at a value of $.40 per share as described in further detail below.

4)	Mr. Wilmot was paid $10,650 in cash and the balance owing was settled by the issuance of shares in December 2006 at a value of $.40 per share as described in further detail below.

5)	Robert Russell resigned from the board on November 1, 2006.

The Company’s standard compensation arrangement for directors consists of $5,000 per month payable 50% in cash and 50% in shares. Subsequent to the debt settlement in December 2006, the Company deferred all cash and share payments to directors until receipt of additional financing.

Outstanding Equity Awards as of December 31, 2006

The following table summarizes the outstanding equity awards as of December 31, 2006 for each of our directors:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Sir John Baring	N/A	150,000(1)	N/A	N/A	December 31, 2009	N/A	N/A	N/A	N/A
Ross Wilmot	Nil	150,000(1)	N/A	$1.25	December 31, 2009	N/A	N/A	N/A	N/A
Robert Russell (5)	Nil	75,000(1)	N/A	$1.25	December 31, 2009	N/A	N/A	N/A	N/A

1)

Leonard Gordon, Michael Jervis and Teyfik Oezcan are not included in this table as they are reported as officers or former officers of the Company and did not receive additional compensation for their service as directors.

2)	Unvested options vest as to one-third on each of January 1, 2007, January 1, 2008 and January 1, 2009.

No share purchase options were exercised by our named executive officers during our fiscal year ended December 31, 2006.

Debt Settlement with Directors

In December 2006, we issued an aggregate of 451,875 shares of common stock to certain of our directors as payment in full and as settlement of outstanding director and consulting fees. The shares were issued at a deemed price of $0.40 per share.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as at March 24, 2007 by: (i) each of our directors, (ii) each of our executive officers, (iii) our executive officers and directors as a group, and (iv) each beneficial shareholder known to us to own more than 5% of our outstanding common stock. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Common Shares	Percentage of Common Shares(1)
Directors and Officers
Common Stock	Teyfik Oezcan Kurt-Tucholsky – Str. 21 Egelsbach, Germany 63329	Nil	Nil
Common Stock	Michael Jervis(2) 207 4350 Ponderosa Drive Peachland B.C. V0H 1X5	203,333	0.9%
Common Stock	Sir John Baring (3) 328 Arcadia Drive Ancramdale, New York 12503	342,500	1.6%
Common Stock	Ross Wilmot(4) 13548 19th Avenue South Surrey B.C. V4A 6B4	333,125	1.5%
Common Stock	Leonard Gordon(5) 1880 Century Park East, Ste 1402 Los Angeles CA 90067	181,250	0.8%
Common Stock	Robert Russell (6) c/o 808 Priscilla Street Salisbury Maryland 21804	25,000.1%
Common Stock	Karen Engleson(7) 207 4350 Ponderosa Drive Peachland B.C. VOH 1X5	133,333	0.6%

Title of Class	Name and Address of Beneficial Owner	Number of Common Shares	Percentage of Common Shares(1)
Common Stock	All Directors and Executive Officers as a Group (6 persons)	1,218,542	5.6%
5% Shareholders
Common Stock	Brulex-Consultadoria Economica E Marketing Ltda. (8) Rua da Alfandega 13 9000 – 059 Funchal Maderia, Portugal	3,541,700	17.1%
Common Stock	Pensbreigh Holdings Ltd.(9) Chancery House High Street Bridgetown, Barbados	1,067,000	5.2%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 12, 2007. The percentage calculations are based on the aggregate of 20,702,375 shares issued and outstanding as at March 12, 2007 plus 266,667 options that are eligible to be exercised on January 1, 2007 for a total of 21,920,917 shares.

(2)

Includes 120,000 common shares held in the name of Michael Jervis, 83,333 shares issuable pursuant to the Company’s stock option plan exercisable within 60 days of March 28, 2007. Mr. Jervis’ is married to Karen Engleson. See footnote 7. Mr. Jervis resigned from his position on December 20, 2006.

(3)	Includes 292,500 common shares held in the name of Sir John Baring, and 50,000 shares issuable pursuant to the Company’s stock option plan exercisable within 60 days of March 28, 2007.

(4)	Includes 283,125 common shares held in the name of Ross Wilmot, and 50,000 shares issuable pursuant to the Company’s stock option plan exercisable within 60 days of March 28, 2007.

(5)	Includes 156,250 commons shares held in the name of Leonard Gordon, and 25,000 shares issuable pursuant to the Company’s stock option plan exercisable within 60 days of March 28, 2007.

(6)	Includes 25,000 common shares issuable to Robert Russell pursuant to the Company’s stock option plan exercisable within 60 days of March 28, 2007.

(7)

Includes 100,000 common shares held in the name of Karen Engleson, and 33,333 shares issuable pursuant to the Company’s stock option plan exercisable within 60 days of March 28, 2007. Ms. Engleson is married to Michael Jervis. See footnote 2.

(8)	The beneficial owner of Brulex-Consultadoria Economica E. Marketing Ltda is Mr. Bayram Yildizoglu.

(9)	The beneficial owner of Pensbreigh Holdings Ltd. is Mr. Katsumi Sato.

Change of Control

We are not aware of any arrangement that might result in a change in control in the future.

Equity Compensation Plan Information as at December 31, 2006

Plan Category	Number of securities to be issued upon exercise of outstanding options.	Exercise price	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by security holders	1,600,000	$1.25	1,400,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A
	1,600,000	$1.25	1,400,000

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we were or are a party during the past two years, or in any proposed transaction to which we propose to be a party:

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

Executive Compensation

For the year ended December 31, 2006, we incurred $161,847 for services rendered by directors, the President, the Chief Financial Officer and the Corporate Secretary of Arvana, Inc. and the President and Corporate Secretary of Arvana Networks.

Accounts Payable and Accrued Liabilities

At December 31, 2006, accounts payable and accrued liabilities included $41,187 owed by us to directors and officers and companies controlled by directors and officers of the Company.

Debt Settlement with Directors

On December 20, 2006, we completed the issuance of an aggregate of 451,875 shares of our common stock to certain of our directors, as provided below, as payment in full and as settlement of outstanding debt owed by us to the directors on account of accrued but unpaid director’s and consulting fees based on a per share price of $0.40 per share:

Director	Unpaid Fees	Number of shares Issued:
Sir John Baring	$65,000	162,500
Leonard Gordon	$62,500	156,250
Ross Wilmot	$53,250	133,125
TOTAL	$180,750	451,875

Brulex – Consultadoria Economica E Marketing Ltda.

On August 9, 2006, we entered into a share purchase agreement with Brulex and Hallotel (the “Share Purchase Agreement”) pursuant to which we acquired control over Hallotel through the acquisition of all of the outstanding shares of BCH Beheer, a subsidiary that owns all of the outstanding shares of Hallotel. The purchase price for the acquisition was paid by way of:

  the issue of 3,541,700 shares of our common stock, valued at $0.40 per share;

  the payment of €500,000 ($639,700) in cash; and

  the issuance of a promissory note in the principal amount of €250,000 ($319,850)

Pursuant to the Share Purchase Agreement, the purchase price was increased by:

  a payable to Brulex in the amount of €80,932 ($103,544) for the price actually paid by Hallotel for any telephone technology hardware or software assets acquired after October 19, 2005 and before the closing date of the Acquisition that are required for the provision of established Hallotel services to its customers; and

  a payable to Brulex in the amount of €277,630 ($355,200) for commissions paid by Hallotel to its salespersons in respect of carrier pre-select sign-ups on net new customers after October 19, 2005 and before the closing date of the acquisition, as provided in the Share Purchase Agreement.

Prior to the acquisition date, Arvana had paid $26,941 for acquisition related expenses and this amount was included in the purchase price. A transaction fee was paid by issuing 208,300 additional shares of our common stock, valued at $0.40 per share.

Brulex has agreed that it will not sell or transfer any of the shares issued as part of the consideration for the acquisition (or any interest therein) until one year after the closing date of the acquisition, being August 23, 2007. In addition, Brulex has agreed to deposit the shares in escrow with us to be released from escrow twelve months after the closing date, except in the event of a claim made by us under the Share Purchase Agreement, in which case the shares will be released on a final resolution of the claim.

The purchase price of the transaction, with a deemed value of $2,945,235 was allocated as to:

  $105,659 in cash,

  $1,080,529 in accounts receivable,

  $15,371 in other current assets,

  $1,368,545 in accounts payable and acrrued liabilities and,

  $2,605,499 to the value of monthly 16,500 subscribers held by Hallotel at the time of the acquisition.

Equipment valued at $500,915 and software valued at $8,875 was held by Hallotel on the acquisition date.

ITEM 13.	EXHIBITS

The following exhibits are included with this Annual Report on Form 10-KSB:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Bylaws, as amended(1)
10.1	Agreement and Plan of Reorganization between the Company, Arvana Networks, Inc. and the Shareholders of Arvana Networks, Inc. dated August 18, 2005(2)
10.2	Investment Agreement dated October 6, 2006 between the Company, Arvana Networks, Inc., Arvana Participações S.A., Gloinfo 500 Soluções EM Telemática Ltda. and Paulo Messina (3)
10.3	Amendment to Investment Agreement signed October 6, 2005 and dated October 4, 2005 between the Company, Arvana Networks, Inc., Arvana Participações S.A., Gloinfo 500 Soluções EM Telemática Ltda. and Paulo Messina(3)
10.4	Share Purchase Agreement dated August 9, 2006 among Brulex-Consultadoria Economica E Marketing Ltda, Turinco Inc. and Hallotel Deutschland GmbH (5)
10.5	Termination Agreement between Arvana Inc., Gloinfo 500 Soluções EM Telemática Ltda., Paulo Santos Messina and Lucia Sangiacomo Messina, Arvana Participações S.A., Arvana Comunicações do Brasil S. A. and Arvana Networks Inc. dated October 31, 2006. (6)
14.1	Code of Ethics (4)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act (7)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (7)
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

(1)	Previously filed with the SEC as an exhibit to the Company’s registration statement on Form 10- SB filed with the SEC on May 24, 2000.

(2)	Previously filed with the SEC as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2005.

(3)	Previously filed with the SEC as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed with the SEC on December 14, 2005.

(4)	Previously filed with the SEC as an exhibit to the Company’s Annual Report on Form 10-KSB filed with the SEC on March 31, 2006.

(5)	Previously filed with the SEC as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2006.

(6)	Previously filed with the SEC as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2006.

(7)	Filed as an exhibit to this Annual Report on Form 10-KSB.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth information regarding the amount billed to us by our independent auditor, Dohan & Company, CPA’s, P.A.,for our last fiscal year and for the previous fiscal year ended December 31, 2005 and our prior independent auditor, BDO Dunwoody LLP, for the previous fiscal year ended December 31, 2005:

	Years ended December 31
	2006	2005
Audit Fees:	$38,400	$77,000
Audit Related Fees:	$20,006	$53,036
Tax Fees:	$Nil	$Nil
All Other Fees:	$Nil	$Nil
Total:	$58,406	$130,036

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

ARVANA INC.

By:	/s/ Teyfik Oezcan
Teyfik Oezcan, President and Chief Executive Officer

Date:	April 13, 2007

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Teyfik Oezcan
Teyfik Oezcan, President and Chief Executive Officer
(Principal Executive Officer)
Director

Date:	April 13, 2007

By:	/s/ Karen Engleson
Karen Engleson, Acting Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	April 13, 2007

By:	/s/ Sir John Baring
Sir John Baring
Director

Date:	April 13, 2007

By:	/s/ Ross Wilmot
Ross Wilmot
Director

Date:	April 13, 2007