Form 10QSB
period 2007-03-31
ARVANA INC
filed 2007-05-15
CIK 1113313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to _______

Commission File Number: 000-30695

ARVANA INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	87-0618509
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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
Yes [   ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,702,375 shares of Common Stock as of March 10, 2007

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

PART I

Item 1.                Financial Statements

The following unaudited consolidated interim financial statements of Arvana Inc. are included in this Quarterly Report on Form 10-QSB:

ARVANA INC.
CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

		(Audited)
	March 31,	December 31,
	2007	2006

ASSETS

Current
Cash and cash equivalents	$440,664	$233,452
Receivables (net of allowance of $18,170, December 31, 2006 $32,355)	1,735,998	1,676,177

	2,176,662	1,909,629
Long-term
Property and equipment (Note 3)	679,157	730,686
Subscriber accounts	2,605,499	2,605,499

	$5,461,318	$5,245,814

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Accounts payable and accrued liabilities	$3,050,115	$3,018,784
Note payable	329,815	329,815
Amounts due to related parties (Note 4)	88,973	47,551
Loan Payable	200,595	-

	3,669,498	3,396,150

Long-term
Deferred income taxes	55,782	59,159

	3,725,280	3,455,309

Commitments (Note 7)

Stockholders' equity
Common stock (Note 5)
100,000,000 common shares authorized at $0.001 par value;
20,702,375 common shares issued and outstanding (December 31, 2006 - 20,718,375)	20,703	20,719
Additional paid-in capital	20,623,801	20,160,185
Deficit	(18,850,993)	(18,330,869)
Accumulated other comprehensive loss	(57,473)	(59,530)

	1,736,038	1,790,505

	$5,461,318	$5,245,814

The accompanying notes are an integral part of these consolidated financial statements.

ARVANA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	For the three months ended
	March 31,
	2007	2006

Sales	$1,716,220	$-
Cost of sales	(1,294,987)	-
Gross profit	421,233	-
Operating expenses
Selling and promotion	(4,864)	-
General and administrative	(398,819)	(312,015)
Research and development	-	(38,751)
Depreciation	(50,763)	(75)
Operating loss	(33,213)	(350,841)
Other items
Stock-based compensation (Note 5)	(463,600)	-
Loss on write-off of equipment	(10,059)	-
Other income	38,961	-
Net loss before income taxes	(467,911)	(350,841)
Income taxes	(52,213)	-
Net loss for the period	$(520,124)	$(350,841)
Other comprehensive gain	2,057	-
Comprehensive loss for the period	$(518,067)	$(350,841)

Loss per share - basic and diluted	$(0.03)	$(0.03)

Weighted average number of common shares outstanding	20,705,219	13,891,500

The accompanying notes are an integral part of these consolidated financial statements.

ARVANA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	For the three months ended
	March 31,
	2007	2006

Cash flows from operating activities
Net loss for the period	$(520,124)	$(350,841)

Items not involving cash:
Depreciation and amortization	50,763	75
Stock-based compensation	463,600	-
Loss on write-off of equipment	10,059	-
Deferred income taxes	(3,377)	-
Changes in non-cash working capital:
Receivables	(59,821)	(122,394)
Accounts payable and accrued liabilities	118,255	(26,481)
Amounts received from (repaid to) related parties	(45,593)	31,678

Net cash provided by (used in) operations	13,762	(467,963)

Cash flows from investing activities
Acquisition of equipment	(9,293)	(28,000)

Net cash used in investing activities	(9,293)	(28,000)

Cash flows from financing activities
Proceeds of loan payable	200,595	-

Net cash provided by financing activities	200,595	-

Effect of exchange rate changes on cash and cash equivalents	2,148	-

Increase (decrease) in cash and cash equivalents	207,212	(495,963)

Cash and cash equivalents, beginning of period	233,452	836,064

Cash and cash equivalents, end of period	$440,664	$340,101

Supplementary information
Interest paid	$893	$-
Taxes Paid	$161	$-

The accompanying notes are an integral part of these consolidated financial statements.

ARVANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	Common Stock				Accumlated
			Additional		other	Total
			Paid-in		comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	loss	Equity

Balance December 31, 2006	20,718,375	$20,719	$20,160,185	$(18,330,869)	$(59,530)	$1,790,505

Return and cancellation of common stock	(16,000)	(16)	16	-	-	-
Net operating loss for the three months ended March 31, 2007	-	-	-	(520,124)	-	(520,124)
Foreign currency translation adjustment	-	-	-	-	2,057	2,057
Stock-based compensation	-	-	463,600	-	-	463,600

Balance March 31, 2007	20,702,375	20,703	20,623,801	(18,850,993)	(57,473)	1,736,038
			7,267,660

The accompanying notes are an integral part of these consolidated financial statements.

ARVANA INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Three Months Ended March 31, 2007 and 2006
(expressed in US dollars)
(Unaudited)

1. Nature of Business and Ability to Continue as a Going Concern

Arvana Inc., (the ‘Company’) was incorporated under the laws of the State of Nevada as Turinco, Inc. on September 16, 1977, with authorized common stock of 2,500 shares with a par value of $0.25. On October 16, 1998, the authorized capital stock was increased to 100,000,000 shares with a par value of $0.001. On July 24, 2006, the shareholders approved a change of the Company’s name from Turinco, Inc. to Arvana Inc.

In 1998, the Company completed a common stock split of eight shares for each outstanding share. In 2005, the Company completed another common stock split of nine shares for each outstanding share. These consolidated financial statements have been prepared showing after stock split shares with a par value of $0.001.

The Company was inactive from 1982 until 2005, during which time the Company was evaluating potentially profitable business opportunities. In 2005, the Company decided to enter into the business of providing VoIP telephone services. In August 2006 the Company acquired a company in Germany, BCH Beheer and its wholly-owned subsidiary Hallotel Deutschland GmbH, which is in the business of long distance carrier pre-select and wholesale carrier business carrying traffic to Turkey.

These consolidated interim financial statements for the three-month period ended March 31, 2007 include the accounts of the Company, its subsidiary Arvana Networks (including its wholly-owned subsidiaries Arvana Par and Arvana Comunicações do Brasil S. A. (“Arvana Com”) and BCH Beheer (and its wholly-owned subsidiary Hallotel Deutschland GmbH). These financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. For the period ended March 31, 2007, the Company incurred a loss from operations of $520,124 and while it has a positive cash flow from operations for the period ended March 31, 2007 it has incurred significant operating losses and net utilization of cash in operations in all prior periods. At March 31, 2007, the Company had a working capital deficiency of $1,492,836. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Accordingly, the Company will require continued financial support from its shareholders and creditors until it is able to generate sufficient cash flow from operations on a sustained basis. There is substantial doubt that the Company will be successful at achieving these results. Failure to obtain the ongoing support of its shareholders and creditors may make the going concern basis of accounting inappropriate, in which case the Company’s assets and liabilities would need to be recognized at their liquidation values These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might arise from this uncertainty.

2. Summary of Significant Accounting Policies

(a) Basis of presentation

The Company began to generate revenues as a result of the acquisition of its German subsidiary during the final four months of 2006. In 2007 Company commenced its planned principal operations and determined its target market segments and market strategies. Consequently, the Company exited the development stage during the three months ended March 31, 2007. The Company’s fiscal year end is December 31. The accompanying consolidated interim financial statements of Arvana Inc. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States for complete financial statements. Although they are unaudited, in the opinion of management, they include all adjustments, consisting only of normal recurring items, necessary for a fair

ARVANA INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Three Months Ended March 31, 2007 and 2006
(expressed in US dollars)
(Unaudited)

2. Summary of Significant Accounting Policies con’t

presentation. Results are not necessarily indicative of results which may be achieved in the future. The consolidated financial statements and notes appearing in this report should be read in conjunction with the Company's consolidated audited financial statements and related notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2007 (file no. 000-30695).

(b) Basis of consolidation

The consolidated financial statements include the accounts of the Company, its subsidiary Arvana Networks (including its wholly-owned subsidiary Arvana Par, Arvana Com and BCH Beheer (and its wholly-owned subsidiary Hallotel Deutschland GmbH). All significant inter-company transactions and balances have been eliminated.

(c) Property and equipment:

Property and equipment is stated at cost less accumulated depreciation and is depreciated on a straight line basis, commencing when the assets are put into use over the estimated useful lives of the assets as follows:

Machinery & equipment	10 years
Office equipment	3 – 5 years
Computer hardware	5 years
Software	1 – 4 years

(d) Impairment of long-lived assets and long-lived assets to be disposed of:

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount and the fair value less costs to sell. The Company has reviewed its long-lived assets and has determined that no impairment charges were necessary for the period ended March 31, 2007.

(e) Stock-based compensation

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

(f) Net loss per share

Basic loss per share is computed using the weighted average number of common shares outstanding during the year. Diluted loss per share is computed using the weighted average number of common shares and potentially dilutive common stock equivalents, including stock options and warrants. As at March 31, 2007, the Company had 1,600,000 of potentially dilutive instruments that were excluded from the determination of diluted loss per share as they would be anti-dilutive.

ARVANA INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Three Months Ended March 31, 2007 and 2006
(expressed in US dollars)
(Unaudited)

3. Property and Equipment

At March 31, 2007

		Accumulated	Net
			Book
	Cost	Amortization	Value

Equipment	$309,835	$129,310	$180,525
Computer hardware	705,198	289,950	415,248
Software	108,694	25,310	83,384

	$1,123,727	$444,570	$679,157

The Company has not taken amortization on equipment if utilization of the equipment has not yet begun. The net carrying amount of equipment not being amortized was $101,037 as of March 31, 2007.

At December 31, 2006

		Accumulated	Net
			Book
	Cost	Amortization	Value

Equipment	$205,099	$16,284	$188,815
Computer hardware	502,667	52,797	449,870
Software	94,237	2,236	92,001

	$802,003	$71,317	$730,686

The net carrying amount of equipment not being amortized was $111,096 as at December 31, 2006.

4. Related Parties

On February 20, 2007, the Company received an unsecured, 6% interest per annum loan from Valor Invest Ltd, a shareholder of the Company in the amount of 150,000 Euros ($200,595 USD). This loan will be repaid on closing of any financing arrangement by Arvana Inc., or on or before July 1, 2007, whichever occurs sooner.

At March 31, 2007 Arvana Inc. had amounts due to related parties in the amount of $88,973 (December 31, 2006 $47,551). This amount includes $47,400 (December 31, 2006 $35,000) payable to three directors for services rendered during the quarter. This amount is to be paid part in cash and part in stock at a future date with the number of common shares determined by the fair value of the shares on the settlement date. The amounts owing bear no interest and are unsecured.

For the three-month period ended March 31, 2007, $10,322 (March 31, 2006 $NIL) was incurred by the Company for services rendered by the Acting Chief Financial Officer and Corporate Secretary of the Company. At March 31, 2007, $17,322 (December 31, 2006 $17,200) was owed to the Acting Chief Financial Officer and Corporate Secretary and $24,251 (December 31, 2006 $24,080) was owed to the former President / Chief Executive Officer. The amounts owing bear no interest and are unsecured.

ARVANA INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Three Months Ended March 31, 2007 and 2006
(expressed in US dollars)
(Unaudited)

5. Stockholders’ Equity

During the period the Company cancelled and returned to treasury 16,000 common shares at a par value of $0.001 per share.

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

The Company has a stock option plan in place under which it is authorized to grant options to executive officers and directors, employees and consultants enabling them to acquire up to 10% of the issued and outstanding common stock of the Company. Under the plan, the exercise price of each option equals the market price of the Company's stock as calculated on the date of grant. The options can be granted for a maximum term of 10 years. On June 5, 2006, the Company granted 1,600,000 stock options to its directors and employees. Each option is exercisable into one common share until December 31, 2009 at an exercise price of $1.25. The options were valued at $1,424,000 using the Black-Scholes model, which will be expensed over the vesting period of the options. The Company recorded an expense of $463,600 in the three months ended March 31, 2007 for the pro-rated portion of the full charge.

As at March 31, 2007, the following incentive stock options are outstanding:

Number	Exercise
of options	Price	Expiry Date

1,600,000	$ 1.25	December 31, 2009

Stock option transactions and the number of share options outstanding are summarized as follows:

		Weighted
		Average
	Number	Exercise
	of Options	Price

Balance, December 31, 2006	1,600,000	$1.25
Options granted	-	-
Options expired	-	-
Options exercised	-	-

Balance, March 31, 2007	1,600,000	$1.25

Number of options currently exercisable	533,333	$1.25

ARVANA INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Three Months Ended March 31, 2007 and 2006
(expressed in US dollars)
(Unaudited)

6. Segmented Information

The Company has one reportable segment, being the development of the telephone services. This reportable segment was determined based on the nature of the products offered. Of the total property and equipment, $927 (December 31, 2006 $81,262) is located in Canada, $30,837 (December 31, 2006 $30,837) is located in Brazil and $647,392 (December 31, 2006 $618,587) is located in Germany.

7. Commitments

The Company has the following commitments:

	2007	2008	2009	2010
Software platform lease	€11,142	€14,856	€10,523	€-
Vehicle leases	24,480	32,640	27,410	4,860
Office lease	13,410	1,490	-	-

Total in euros	€49,032	€48,986	€37,933	€4,860

Item 2.                Management's Discussion and Analysis or Plan of Operation.

In this Quarterly Report:

(i)	references to “we”, “us”, “our”, or the “Company” refer to Arvana Inc. (formerly, Turinco Inc.) and our wholly-owned subsidiaries, namely:

	•	BCH Beheer B.V. (“BCH Beheer”), which wholly owns Hallotel Deutschland GmbH (“Hallotel”), our German based operating subsidiary; and

	•	Arvana Networks Inc. which wholly owns Arvana Participações (“Arvana Par”), a company which wholly owns Arvana Comunicações do Brazil S.A. (“Arvana Com”); and

(ii)	all dollar amounts are expressed in United States dollars, unless otherwise indicated.

You should read the following discussion and analysis of our financial condition, results of operations and plan of operations together with the interim consolidated financial statements and notes to the interim consolidated financial statements included in this Quarterly Report, as well as our most recent annual report Form 10-KSB for the year ended December 31, 2006 and current reports on Form 8-K.

Forward-Looking Statements

The information in this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the our planned VoIP business, availability of funds, government regulations, common share prices, operating costs, capital costs, our ability to deploy our planned business and generate revenues and other factors. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. These statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors they believe are appropriate in the circumstances. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Overview

We are engaged in the telecommunications industry through our Hallotel subsidiary. Hallotel is a German based telecommunications service provider that is focused on the provision of long distance telephone calls between Germany, Austria, Switzerland and Turkey. Hallotel has been in operations since August, 2000, and was acquired by us on August 23, 2006.

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

Our Plan of Operations

Our present plan of operation for the next twelve months is to focus on continuing and expanding the business of Hallotel. Since completion of the acquisition of Hallotel, we have been working with the management of Hallotel in order to develop and define our plan of operations for Hallotel. We are presently not pursuing the Arvana Networks business in Brazil.

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

We anticipate spending approximately $3,000,000 to $4,000,000 to proceed with our plan of operations over the next twelve months. Based on our planned expenditures, we will require a minimum of $3,000,000 in additional financing in order to complete this plan of operations. Also, we anticipate that we will require additional financing in order to pursue development of partnerships and opportunities in Internet telephony that are over and above our plans for Europe and other countries.

If we achieve less than the full amount of financing that we require we will scale back our development and expansion plans based on our available financial resources.

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

Critical Accounting Policies

Critical accounting policies are those that management believes are both most important to the portrayal of the Company’s financial condition and results of operations and that require difficult, subjective, or complex judgements, often as a result of the need to make estimates about the effects of matters that involve uncertainty.

We believe that the “critical” accounting policies that we use in the preparation of our financial statements are as follows:

a) Estimates

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

b) Foreign currency translation and transactions

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

The exchange rate prevailing at March 31, 2007, was 2.06, stated in the Brazilian Real per one US dollar. The average exchange rate during the three-month period ended March 31, 2007, was 2.11 stated in the Brazilian Real per one US dollar. For the Euro, the exchange rate prevailing at March 31, 2007, was 1.3373 per one US dollar. The average exchange rate from the BCH Beheer acquisition date of August 23, 2006 to March 31, 2007, was 1.3104 stated in the Euro per one US dollar.

c) Impairment of long-lived assets and long-lived assets to be disposed of:

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount and the fair value less costs to sell. We have reviewed our long-lived assets and has determined that no impairment charges were necessary for the period ended March 31, 2007.

d) Stock-based compensation

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

Presentation of Financial Information

Our financial statements for the quarter ended March 31, 2007 include the accounts of:

  Arvana Networks;

  Arvana Par;

  Arvana Com;

  BCH Beheer and its wholly-owned subsidiary Hallotel Deutschland GmbH.

The accounts of BCH Beheer and Hallotel are included in our statements of operations and statements of cash flows from August 23, 2006, being the date of closing of our acquisition of BCH Beheer and Hallotel, through December 31, 2006. Our results of operations presented below for periods prior to August 23, 2006, including the three months ended March 31, 2006, do not include the results of operations of BCH Beheer and Hallotel.

Results of Operations

References in the discussion below to 2006 are to our fiscal year ended December 31, 2006. Similarly, references to 2005 are to our fiscal year ended December 31, 2005. References to 2007 are to our current fiscal year that will end December 31, 2007.

Our operations for the quarters ended March 31, 2007 and 2006 are summarized below. Our current activities relating to the development of our planned VOIP telephone services business are reflected in the results of operations for the quarter ended March 31, 2007 and 2006.

	Three months ended March 31, 2007	Three months ended March 31, 2006
Revenues	$1,716,220	$0
Costs of Sales	$1,294,987	$0
Gross profit	$421,233	$0
Operating Expenses:

	Three months ended March 31, 2007	Three months ended March 31, 2006
Selling and promotion	$4,864	$0
General and Administration	$398,819	$312,015
Research and Development	$0	$38,751
Depreciation	$50,763	$75
Other Items:
Stock Based Compensation	$463,600	$0
Loss on write-off of equipment	$10,059	$0
Other Income	$38,961	$0
Income taxes	$52,213	$0
Other comprehensive gains	$2,057	$0
Comprehensive Loss for the Period	$518,067	$350,841

Revenues

Our revenues are attributable to the services provided by Hallotel. We did not generate any revenues during the period prior to our acquisition of Hallotel and do not generate any revenues outside of our Hallotel business. The substantial majority of the revenues generated to date are from the Hallotel long distance pre-select and wholesale carrrier business. Calling card revenues have been minimal and the VoIP business did not commence until the second quarter of 2007.

Cost of Sales

Our costs of sales are attributable to costs of sales incurred by Hallotel in connection with providing its services.

Our cost of sales of $1,294,987 for the quarter ended March 31, 2007 represented 75.5% of revenues.

Gross Profits

Our gross profits were $421,233 for the quarter ended March 31, 2007, representing 24.5% of revenues. All of our gross profits were attributable to our Hallotel business.

Sales and Promotion Expenses

Sales and promotion expenses consist primarily of commissions paid to third parties in connection with our Hallotel business.

General and Administration Expenses

General and administrative expenses are comprised of costs associated with management compensation, office overhead including rent, directors fees, legal fees, and consulting services.

Research and Development

Our research and development team was terminated in November 2006 as a result of our decision to close down our Brazilian operations.

For the three-month period ending March 31, 2007, research and development expenses were $NIL as compared to $38,751 for the same three-month period in 2006.

Stock-based Compensation

On June 5, 2006, our board of directors approved a 2006 Stock Option plan and granted options to various members of our company and certain subsidiaries. The options granted vest over a three-year period with one-third vesting on January 1, 2007 and one-third vesting on each of January 1, 2008 and 2009. The options have an exercise price of $1.25. The options were valued at $1,424,000 using the Black-Scholes model, which will be expensed over the vesting period of the options. The Company recorded an expense of $463,600 in the three months ended March 31, 2007 for the pro-rated portion of the full charge.

Loss on the write-off of equipment

In the quarter ended March 31, 2007, we recorded a loss on the write-off of equipment in the amount of $10,059 which was attributable to software that was no longer usable for our existing operations.

Net Loss for the Period

We incurred a net loss of $520,124 for the quarter ended March 31, 2007 compared with a net loss of $350,841 in 2006. The majority of the loss in the quarter ended March 31, 2007 related to the increased stock-based compensation expense as well increased administration expenses associated with the development of our VOIP telephone services business.

Liquidity and Capital Resources

As at March 31, 2007, we had cash of $440,664 and a working capital deficit of $1,492,836. This compares to cash of $233,452 and a working capital deficit of $1,486,521 as at December 31, 2006.

Cash Flows from Operating Activities

We received cash from operations in the amount of $13,762 during the quarter ended March 31, 2007. Cash gained from operations was attributable to revenues from Hallotel. The cash provided by operations was used for general operating capital.

Cash Used in Investing Activities

We used cash in investing activities in the amount of $9,293 during the quarter ended March 31, 2007. Of this amount, $2,660 was attributable to our purchase of software and $6,633 was attributable to the purchase of other equipment.

Cash Flows from Financing Activities

We received $200,595 from the proceeds of a short-term loan during the quarter ended March 31, 2007. The loan is to be repaid on the earlier of the closing of any financing completed by us on July 1, 2007.

Amounts due to IP Horizon LLC

IPH was issued 1,500,000 shares in August 2005 in exchange for a commitment to deliver equipment, software and network hardware for the initial launching of the Company’s VOIP telephone services in Brazil. IPH also agreed to provide termination services to Arvana Networks for these VOIP telephone services at its cost plus an administration fee not to exceed 13 percent. As of December 31, 2006, we had not received the full complement of assets to be acquired in connection with this transaction or other consideration. Accordingly, the 1,500,000 shares were not reflected on our financial statements as having been issued. The following agreement has been reached with IPH with respect to this transaction:

  IPH agreed to return to us for cancellation the 1,500,000 common shares issued to IPH in August 2005. These shares were received and cancelled in the second quarter of fiscal 2007.

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

  For settlement of this indebtedness, we agreed to issue 500,000 common shares at a deemed price of $0.30 per share. These shares were issued in the second quarter of fiscal 2007.

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

During the next twelve month period, we anticipate that our revenues will not exceed our operating expenses. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing will not be an alternative for funding our business. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to obtain sufficient funding from the sale of our common stock to fund our plan of operations.

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

Item 3.                Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007, being the date of our most recently completed quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Teyfiq Ozcean, and our Chief Financial Officer, Mr. Wayne Smith. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (the “SEC”).

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

During the fiscal quarter ended March 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the quarter ended March 31, 2007.

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

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

We did not complete any sales of securities without registration under the Securities Act of 1933 during our first quarter ended March 31, 2007.

Item 3.                Defaults Upon Senior Securities

None.

Item 4.                Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the three month period ended March 31, 2007.

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

ARVANA INC.

By:	/s/ Teyfik Oezcan
Teyfik Oezcan, President and Chief Executive Officer

Date:	May 14, 2007

By:	/s/ Wayne Smith
Wayne Smith, Chief Financial Officer

Date:	May 14, 2007