Form 10QSB
period 2007-06-30
ARVANA INC
filed 2007-08-14
CIK 1113313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
21,202,375 shares of Common Stock as of August 10, 2007

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

PART I

Item 1.                Financial Statements

The following unaudited consolidated interim financial statements of Arvana Inc. are included in this Quarterly Report on Form 10-QSB:

ARVANA INC.
CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

		(Audited)
	June 30,	December 31,
	2007	2006

ASSETS

Current
Cash and cash equivalents	$30,537	$233,452
Receivables (net of allowance of $20,921, December 31, 2006 $32,355)	2,044,712	1,676,177

	2,075,249	1,909,629
Long-term
Property and equipment (Note 3)	643,675	730,686
Subscriber accounts	2,605,499	2,605,499

	$5,324,423	$5,245,814

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Accounts payable and accrued liabilities	$2,953,075	$3,018,784
Note payable	329,815	329,815
Amounts due to related parties (Note 4)	126,626	47,551
Loan Payable	235,161	-

	3,644,677	3,396,150

Long-term
Deferred income taxes	46,684	59,159

	3,691,361	3,455,309

Commitments (Note 7)

Stockholders' equity
Common stock (Note 5)
100,000,000 common shares authorized at $0.001 par value;
20,702,375 common shares issued and outstanding (December 31, 2006 - 20,718,375)	20,703	20,719
Additional paid-in capital	20,690,201	20,160,185
Deficit	(19,021,868)	(18,330,869)
Accumulated other comprehensive loss	(55,974)	(59,530)

	1,633,062	1,790,505

	$5,324,423	$5,245,814

The accompanying notes are an integral part of these consolidated financial statements.

ARVANA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Sales	$1,200,520	$-	$2,916,741	$-
Cost of sales	(913,999)	-	(2,208,987)	-
Gross profit	286,521	-	707,754	-
Operating expenses
Selling and promotion	(29,617)	-	(34,480)	-
General and administrative	(235,748)	(217,304)	(634,567)	(529,319)
Research and development	-	(38,751)	-	(77,502)
Depreciation	(53,621)	(75)	(104,384)	(150)
Operating loss	(32,465)	(256,130)	(65,677)	(606,971)
Other items
Stock-based compensation (Note 5)	(66,400)	(33,200)	(530,000)	(33,200)
Loss on write-off of equipment	-	-	(10,059)	-
Other income	(35,223)	-	3,738	-
Net loss before income taxes	(134,088)	(289,330)	(601,998)	(640,171)
Income taxes	(36,787)	-	(89,001)	-
Net loss for the period	$(170,875)	$(289,330)	$(690,999)	$(640,171)
Other comprehensive gain	1,499	-	3,556	-
Comprehensive loss for the period	$(169,376)	$(289,330)	$(687,443)	$(640,171)

Loss per share - basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.05)

Weighted average number of common shares outstanding	20,702,375	13,891,500	20,703,789	13,891,500

The accompanying notes are an integral part of these consolidated financial statements.

ARVANA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	For the six months ended
	June 30,
	2007	2006

Cash flows from operating activities
Net loss for the period	$(690,999)	$(640,171)

Items not involving cash:
Depreciation and amortization	104,384	150
Stock-based compensation	530,000	33,200
Loss on write-off of equipment	10,059	-
Deferred income taxes	(12,475)	-
Changes in non-cash working capital:
Receivables	(368,535)	(122,849)
Accounts payable and accrued liabilities	(65,709)	(107,047)
Amounts received from related parties	79,075	101,709

Net cash used in operations	(414,200)	(735,008)

Cash flows from investing activities
Acquisition of equipment	(27,432)	(55,100)

Net cash used in investing activities	(27,432)	(55,100)

Cash flows from financing activities
Proceeds of loan payable	235,161	-

Net cash provided by financing activities	235,161	-

Effect of exchange rate changes on cash and cash equivalents	3,556	-

Increase (decrease) in cash and cash equivalents	(202,915)	(790,108)

Cash and cash equivalents, beginning of period	233,452	836,064

Cash and cash equivalents, end of period	$30,537	$45,956

Supplementary information
Interest paid	$2,281	$-
Taxes Paid	$161	$-

The accompanying notes are an integral part of these consolidated financial statements.

ARVANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	Common Stock
					Accumlated other	Total
			Additional		comprehensive	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	loss	Equity

Balance December 31, 2006	20,718,375	$20,719	$20,160,185	$(18,330,869)	$(59,530)	$1,790,505

Return and cancellation of common stock	(16,000)	(16)	16	-	-	-
Net operating loss for the three months ended March 31, 2007	-	-	-	(520,124)	-	(520,124)
Foreign currency translation adjustment	-	-	-	-	2,057.30	2,057
Stock-based compensation	-	-	463,600	-	-	463,600

Balance March 31, 2007	20,702,375	20,703	20,623,801	(18,850,993)	(57,473)	1,736,038

Net operating loss for the three months ended June 30, 2007	-	-	-	(170,875)	-	(170,875)
Foreign currency translation adjustment	-	-	-	-	1,499	1,499
Stock-based compensation	-	-	66,400	-	-	66,400

Balance June 30, 2007	20,702,375	20,703	20,690,201	(19,021,868)	(55,974)	1,633,062

The accompanying notes are an integral part of these consolidated financial statements.

ARVANA INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Six Months Ended June 30, 2007 and 2006
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

These consolidated interim financial statements for the six-month period ended June 30, 2007 include the accounts of the Company, its subsidiary Arvana Networks (including its wholly-owned subsidiaries Arvana Par and Arvana Comunicações do Brasil S. A. (“Arvana Com”) and BCH Beheer (and its wholly-owned subsidiary Hallotel Deutschland GmbH). These financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. For the period ended June 30, 2007, the Company incurred a loss from operations of $690,999. At June 30, 2007, the Company had a working capital deficiency of $1,569,428. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Accordingly, the Company will require continued financial support from its shareholders and creditors until it is able to generate sufficient cash flow from operations on a sustained basis. There is substantial doubt that the Company will be successful at achieving these results. Failure to obtain the ongoing support of its shareholders and creditors may make the going concern basis of accounting inappropriate, in which case the Company’s assets and liabilities would need to be recognized at their liquidation values. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might arise from this uncertainty.

2. Summary of Significant Accounting Policies

(a) Basis of presentation

The Company began to generate revenues as a result of the acquisition of its German subsidiary during the final four months of 2006. In 2007 the Company commenced its planned principal operations and determined its target market segments and market strategies. Consequently, the Company exited the development stage during the six months ended June 30, 2007. The Company’s fiscal year end is December 31. The accompanying consolidated interim financial statements of Arvana Inc. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States for complete financial statements. Although they are unaudited, in the opinion of management, they include all adjustments, consisting only of normal recurring items, necessary for a fair presentation.

ARVANA INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Six Months Ended June 30, 2007 and 2006
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

(b) Basis of consolidation

The consolidated financial statements include the accounts of the Company, its subsidiary Arvana Networks (including its wholly-owned subsidiaries Arvana Par and Arvana Com) and BCH Beheer (and its wholly-owned subsidiary Hallotel Deutschland GmbH). All significant inter-company transactions and balances have been eliminated.

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

(d) Impairment of long-lived assets and long-lived assets to be disposed of:

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount and the fair value less costs to sell. The Company has reviewed its long-lived assets and has determined that no impairment charges were necessary for the period ended June 30, 2007.

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

(f) Net loss per share

Basic loss per share is computed using the weighted average number of common shares outstanding during the year. Diluted loss per share is computed using the weighted average number of common shares and potentially dilutive common stock equivalents, including stock options and warrants. As at June 30, 2007, the Company had 1,600,000 of potentially dilutive instruments that were excluded from the determination of diluted loss per share as they would be anti-dilutive.

ARVANA INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Six Months Ended June 30, 2007 and 2006
(expressed in US dollars)
(Unaudited)

3. Property and Equipment

At June 30, 2007
		Accumulated	Net Book
	Cost	Amortization	Value

Equipment	$299,383	$129,499	$169,884
Computer hardware	728,943	336,966	391,977
Software	111,021	29,207	81,814

	$1,139,347	$495,672	$643,675

The Company has not taken amortization on equipment if utilization of the equipment has not yet begun. The net carrying amount of equipment not being amortized was $30,837 as of June 30, 2007.

At December 31,
2006
		Accumulated	Net Book
	Cost	Amortization	Value

Equipment	$205,099	$16,284	$188,815
Computer hardware	502,667	52,797	449,870
Software	94,237	2,236	92,001

	$802,003	$71,317	$730,686

The net carrying amount of equipment not being amortized was $111,096 as at December 31, 2006.

4. Related Parties

On June 1, 2007, the Company received an unsecured, 6% interest per annum loan from Valor Invest Ltd, a shareholder of the Company in the amount of $35,000 CAD ($33,051 USD). Repayment of the loan is due on closing of any financing arrangement by Arvana Inc., or on or before July 1, 2007, whichever occurs sooner.

On February 20, 2007, the Company received an unsecured, 6% interest per annum loan from Valor Invest Ltd, a shareholder of the Company in the amount of 150,000 Euros ($200,595 USD). Repayment of the loan is due on closing of any financing arrangement by Arvana Inc., or on or before July 1, 2007, whichever occurs sooner.

At June 30, 2007 Arvana Inc. had amounts due to related parties in the amount of $126,626 (December 31, 2006 $47,551). This amount includes $74,300 (December 31, 2006 $35,000) payable to three directors for services rendered during the year. This amount is to be paid part in cash and part in stock at a future date with the number of common shares determined by the fair value of the shares on the settlement date. The amounts owing bear no interest and are unsecured.

For the six-month period ended June 30, 2007, $23,657 (December 31, 2006 $NIL) was incurred by the Company for services rendered by the current Chief Financial Officer and Corporate Secretary of the Company. At June 30, 2007, $18,886 (December 31, 2006 $17,200) was owed to the former Chief Financial Officer and Corporate Secretary and $26,440 (December 31, 2006 $24,080) was owed to the former President / Chief Executive Officer. The Corporate Secretary of Arvana Networks Inc. was owed $7,000 at June 30, 2007 (December 31, 2006 $6,364). The amounts owing bear no interest and are unsecured.

ARVANA INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Six Months Ended June 30, 2007 and 2006
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

The Company has a stock option plan in place under which it is authorized to grant options to executive officers and directors, employees and consultants enabling them to acquire up to 10% of the issued and outstanding common stock of the Company. Under the plan, the exercise price of each option equals the market price of the Company's stock as calculated on the date of grant. The options can be granted for a maximum term of 10 years. On June 5, 2006, the Company granted 1,600,000 stock options to its directors and employees. Each option is exercisable into one common share until December 31, 2009 at an exercise price of $1.25. The options were valued at $1,424,000 using the Black-Scholes model, which will be expensed over the vesting period of the options. The Company recorded an expense of $530,000 in the six months ended June 30, 2007 for the pro-rated portion of the full charge.

As at June 30, 2007, the following incentive stock options are outstanding:

Number	Exercise
of options	Price	Expiry Date

1,600,000	$ 1.25	December 31, 2009

Stock option transactions and the number of share options outstanding are summarized as follows:

		Weighted
		Average
	Number	Exercise
	of Options	Price

Balance, December 31, 2006	1,600,000	$1.25
Options granted	-	-
Options expired	-	-
Options exercised	-	-

Balance, June 30, 2007	1,600,000	$1.25

Number of options currently exercisable	533,333	$1.25

ARVANA INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Six Months Ended June 30, 2007 and 2006
(expressed in US dollars)
(Unaudited)

6. Segmented Information

The Company has one reportable segment, being the development of the telephone services. This reportable segment was determined based on the nature of the products offered. Of the total property and equipment, $852 (December 31, 2006 $81,262) is located in Canada, $30,837 (December 31, 2006 $30,837) is located in Brazil and $611,986 (December 31, 2006 $618,587) is located in Germany.

7. Commitments

The Company has the following commitments:

	2007	2008	2009	2010
Software platform lease	€7,428	€14,856	€10,523	€-
Vehicle leases	16,320	32,640	27,410	4,860
Office lease	8,940	1,490	-	-

Total in euros	€32,688	€48,986	€37,933	€4,860

8. Subsequent Events

The Company issued IPH Horizons LLC (“IPH”) 1,500,000 shares in August 2005 in exchange for a commitment to deliver equipment, software and network hardware for the initial launching of the Company’s VOIP telephone services in Brazil. As of December 31, 2006, the Company had not received the full complement of assets to be acquired in connection with this transaction or other consideration. Accordingly, the 1,500,000 shares were not reflected on our financial statements as having been issued. The following agreement has been reached with IPH with respect to this transaction:

•	IPH agreed to cancellation of the 1,500,000 common shares issued to IPH in August 2005. These shares were cancelled subsequent to June 30, 2007.
•

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

•	For settlement of this indebtedness, the Company agreed to issue 500,000 common shares at a deemed price of $0.30 per share. These shares were issued subsequent to June 30, 2007.

Item 2.                Management's Discussion and Analysis or Plan of Operation.

In this Quarterly Report:

(i)	references to “we”, “us”, “our”, or the “Company” refer to Arvana Inc. (formerly, Turinco Inc.) and our wholly-owned subsidiaries, namely:

	•	BCH Beheer B.V. (“BCH Beheer”), which wholly owns Hallotel Deutschland GmbH (“Hallotel”), our German based operating subsidiary; and

	•	Arvana Networks Inc. which wholly owns Arvana Participações (“Arvana Par”), a company which wholly owns Arvana Comunicações do Brazil S.A. (“Arvana Com”); and

(ii)	all dollar amounts are expressed in United States dollars, unless otherwise indicated.

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

VoIP Services

Hallotel has launched VoIP services specifically targeted to immigrant communities and small and medium sized enterprises which operate multi-nationally. Hallotel has negotiated agreements with broad band suppliers to provide high speed data services which is bundled with voice over internet protocol (VoIP) telephony services. The combined package is priced at an attractive rate when compared to buying the services separately, and provides discounted or unlimited calling on a zone basis as selected by the customer e.g. unlimited calling within Germany, or specific groups of countries within the EEC, and Eastern Europe. Hallotel began to deploy VoIP across Germany in April 2007, offering both residential and business services.

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

We anticipate that this plan of operations will focus on the expanding following services , subject to our achieving additional financing:

VoIP Services

Hallotel has launched VoIP services specifically targeted to immigrant communities and small and medium sized enterprises which operate multi-nationally. Hallotel has negotiated agreements with broad band suppliers to provide high speed data services which is bundled with voice over internet protocol (VoIP) telephony services. The combined package is priced at an attractive rate when compared to buying the services separately, and provides discounted or unlimited calling on a zone basis as selected by the customer e.g. unlimited calling within Germany, or specific groups of countries within the EEC, and Eastern Europe. Hallotel began to deploy VoIP across Germany in April 2007, offering both residential and business services.

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

The exchange rate prevailing at June 30, 2007, was 1.9288, stated in the Brazilian Real per one US dollar. The average exchange rate during the six-month period ended June 30, 2007, was 2.0501 stated in the Brazilian Real per one US dollar. For the Euro, the exchange rate prevailing at June 30, 2007, was 1.3474 per one US dollar. The average exchange rate during the six-month period ended June 30, 2007, was 1.3483 stated in the Euro per one US dollar.

c) Impairment of long-lived assets and long-lived assets to be disposed of:

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount and the fair value less costs to sell. We have reviewed our long-lived assets and has determined that no impairment charges were necessary for the period ended June 30, 2007.

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

Presentation of Financial Information

Our financial statements for the quarter ended June 30, 2007 include the accounts of:

  Arvana Networks;
  Arvana Par;
  Arvana Com;
  BCH Beheer and its wholly-owned subsidiary Hallotel Deutschland GmbH.

The accounts of BCH Beheer and Hallotel are included in our statements of operations and statements of cash flows from August 23, 2006, being the date of closing of our acquisition of BCH Beheer and Hallotel, through December 31, 2006. Our results of operations presented below for periods prior to August 23, 2006, including the six months ended June 30, 2006, do not include the results of operations of BCH Beheer and Hallotel.

Results of Operations

References in the discussion below to 2006 are to our fiscal year ended December 31, 2006. Similarly, references to 2005 are to our fiscal year ended December 31, 2005. References to 2007 are to our current fiscal year that will end December 31, 2007.

Our operations for the six months ended June 30, 2007 and 2006 are summarized below. Our current activities relating to the development of our planned VOIP telephone services business are reflected in the results of operations for the quarter ended June 30, 2007 and 2006.

	Six months ended June 30, 2007	Six months ended June 30, 2006
Revenues	$2,916,741	$0
Costs of Sales	$2,208,987	$0
Gross profit	$707,754	$0
Operating Expenses:

	Six months ended June 30, 2007	Six months ended June 30, 2006
Selling and promotion	$34,480	$0
General and Administration	$634,567	$529,319
Research and Development	$0	$77,502
Depreciation	$104,384	$150
Other Items:
Stock Based Compensation	$530,000	$33,200
Loss on write-off of equipment	$10,059	$0
Other Income	$3,738	$0
Income taxes	$89,001	$0
Other comprehensive gains	$3,556	$0
Comprehensive Loss for the Period	$687,443	$640,171

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

Our revenues were $1,200,520 for the second quarter of 2007 and $2,916,741 for the first half of 2007.

Cost of Sales

Our costs of sales are attributable to costs of sales incurred by Hallotel in connection with providing its services Our cost of sales were $913,999 for the second quarter of 2007, representing 76.1% of revenues, and $2,208,987 for the first half of 2007, represented 75.7% of revenues.

Gross Profits

Our gross profits were $286,521 for the second quarter of 2007, representing 23.9% of revenues, and $707,754 for the first half of 2007, representing 24.3% of revenues. All of our gross profits were attributable to our Hallotel business.

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

For the first half of 2007, research and development expenses were $NIL as compared to $77,502 for the same period in 2006.

Stock-based Compensation

On June 5, 2006, our board of directors approved a 2006 Stock Option plan and granted options to various members of our company and certain subsidiaries. The options granted vest over a three-year period with one-third vesting on January 1, 2007 and one-third vesting on each of January 1, 2008 and 2009. The options have an exercise price of $1.25. The options were valued at $1,424,000 using the Black-Scholes model, which will be expensed over the vesting period of the options. The Company recorded an expense of $66,400 in the second quarter of 2007 and $530,000 in the first half of 2007 for the pro-rated portion of the full charge.

Loss on the write-off of equipment

In the first six months of 2007, we recorded a loss on the write-off of equipment in the amount of $10,059 which was attributable to software that was no longer usable for our existing operations.

Net Loss for the Period

We incurred a net loss of $690,999 for the first half of 2007 compared with a net loss of $640,171 for the first half of 2006. The majority of the loss in the first half of 2007 was attributable to our increased stock-based compensation expense.

Liquidity and Capital Resources

As at June 30, 2007, we had cash of $30,537 and a working capital deficit of $1,569,428. This compares to cash of $233,452 and a working capital deficit of $1,486,521 as at December 31, 2006.

Cash Flows from Operating Activities

We used cash from operations in the amount of $414,200 during the six months ended June 30, 2007. Cash used from operations was primarily due to a substantial increase in accounts receivables and general and administrative costs associated with public company expenses.

Cash Used in Investing Activities

We used cash in investing activities in the amount of $27,432 during the six months ended June 30, 2007. Of this amount, $4,116 was attributable to our purchase of software and $23,316 was attributable to the purchase of other equipment.

Cash Flows from Financing Activities

We received $235,161 from the proceeds of two short-term loans during the six months ended June 30, 2007. The loans were due to be repaid on the earlier of the closing of any financing completed by us or July 1, 2007. We have not yet repaid the loans and we are in negotiations with the lender to extend the term of the loans.

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

  IPH agreed to cancellation of the 1,500,000 common shares issued to IPH in August 2005.
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

Accordingly and based on the above agreements, we entered into a Regulation D Debt Conversion Agreement dated effective March 28, 2007 with Arvana Networks Inc. and IPH, a copy of which was filed with our current report on Form 8-K filed with the SEC on May 4, 2007. Our board of directors approved the issuance of the 500,000 new shares to IPH on May 1, 2007, which shares are subject to a two year contractual hold period. Due to a delay in processing, the original 1,500,000 shares were returned to treasury and cancelled subsequent to June 30, 2007 and the 500,000 debt settlement shares were issued subsequent to June 30, 2007.

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

Item 3.                Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007, being the date of our most recently completed quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Teyfiq Ozcean, and our Chief Financial Officer, Mr. Wayne Smith. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (the “SEC”).

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

During the fiscal quarter ended June 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the six months ended June 30, 2007.

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

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

We did not complete any sales of securities without registration under the Securities Act of 1933 during our second quarter ended June 30, 2007.

Item 3.                Defaults Upon Senior Securities

None.

Item 4.                Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the six month period ended June 30, 2007.

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

10.6	Regulation D Debt Conversion Agreement amongst the Company, IPH Horizon LLC and Arvana Networks Inc. dated effective March 28, 2007 (7)
14.1	Code of Ethics (4)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act (8)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (8)
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (8)
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (8)

(1)	Previously filed with the SEC as an exhibit to the Company’s registration statement on Form 10- SB filed with the SEC on May 24, 2000.

(2)	Previously filed with the SEC as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2005.

(3)	Previously filed with the SEC as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed with the SEC on December 14, 2005.

(4)	Previously filed with the SEC as an exhibit to the Company’s Annual Report on Form 10-KSB filed with the SEC on March 31, 2006.

(5)	Previously filed with the SEC as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2006.

(6)	Previously filed with the SEC as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2006.

(7)	Previously filed with the SEC as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2007.

(8)	Filed as an exhibit to this Quarterly Report on Form 10-QSB.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARVANA INC.

By:	/s/ Teyfik Oezcan
Teyfik Oezcan, President and Chief Executive Officer

Date: August 14, 2007

By:	/s/ Wayne Smith
Wayne Smith, Chief Financial Officer

Date: August 14, 2007