Form 10QSB
period 2007-09-30
ARVANA INC
filed 2007-11-14
CIK 1113313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Yes [   ]   No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,202,375 shares of Common Stock as of November 12, 2007

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

PART I

ARVANA INC.

FORM 10-QSB

For the Quarterly Period Ended September 30, 2007

Item 1.                Financial Statements

The following unaudited consolidated interim financial statements of Arvana Inc. are included in this Quarterly Report on Form 10-QSB:

ARVANA INC.
CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

		(Audited)
	September 30,	December 31,
	2007	2006

ASSETS

Current
Cash and cash equivalents	$259,703	$233,452
Receivables (net of allowance of $8,713, December 31, 2006 $32,355)	901,159	1,676,177

	1,160,862	1,909,629
Long-term
Property and equipment (Note 3)	637,037	730,686
Subscriber accounts	2,605,499	2,605,499

	$4,403,398	$5,245,814

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Accounts payable and accrued liabilities	$1,892,004	$3,018,784
Note payable	329,815	329,815
Amounts due to related parties (Note 4)	160,672	47,551
Loan Payable (Note 4)	251,769	-

	2,634,260	3,396,150

Long-term
Deferred income taxes	38,679	59,159

	2,672,939	3,455,309

Commitments (Note 7)

Stockholders' equity
Common stock (Note 5)
100,000,000 common shares authorized at $0.001 par value;
21,202,375 common shares issued and outstanding (December 31, 2006 - 20,718,375)	21,203	20,719
Additional paid-in capital	20,831,101	20,160,185
Shares to be issued	-	-
Deficit prior to acquisition	-	-
Deficit	(19,079,563)	(18,330,869)
Accumulated other comprehensive loss	(42,282)	(59,530)

	1,730,459	1,790,505

	$4,403,398	$5,245,814

The accompanying notes are an integral part of these consolidated financial statements.

ARVANA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Sales	$1,134,885	$751,223	$4,051,626	$751,223
Cost of sales	(860,732)	(647,792)	(3,069,719)	(647,792)
Gross profit	274,153	103,431	981,907	103,431
Operating expenses
Selling and promotion	(26,802)	(37,886)	(61,282)	(37,886)
General and administrative	(273,708)	(306,921)	(908,276)	(836,240)
Research and development	-	(40,384)	-	(117,886)
Depreciation	(51,390)	(5,818)	(155,774)	(5,968)
Operating loss	(77,747)	(287,578)	(143,425)	(894,549)
Other items
Stock-based compensation (Note 5)	(66,400)	-	(596,400)	(1,424,000)
Loss on write-off of equipment	-	-	(10,059)	-
Other income	18,287	30,645	22,025	30,645
Gain on debt settlement	75,000	-	75,000	-
Net loss before income taxes	(50,860)	(256,933)	(652,859)	(2,287,904)
Income taxes	(6,835)	2,890	(95,835)	2,890
Net loss for the period	$(57,695)	$(254,043)	$(748,694)	$(2,285,014)
Other comprehensive gain (loss)	13,692	(2,568)	17,248	(2,568)
Comprehensive loss for the period	$(44,003)	$(256,611)	$(731,446)	$(2,287,582)

Loss per share - basic and diluted	$(0.00)	$(0.02)	$(0.04)	$(0.16)

Weighted average number of common shares outstanding	20,370,853	15,440,400	20,591,591	14,413,500

The accompanying notes are an integral part of these consolidated financial statements.

ARVANA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	For the nine months ended
	September 30,
	2007	2006

Cash flows from operating activities
Net loss for the period	$(748,694)	$(2,285,014)

Items not involving cash:
Depreciation and amortization	155,774	(5,968)
Stock-based compensation	596,400	1,424,000
Loss on write-off of equipment	10,059	-
Gain on disposal of equipment	-	19,409
Gain on debt settlement	(75,000)	-
Deferred income taxes	(20,480)	(2,890)
Changes in non-cash working capital:	-
Receivables	775,018	(292,511)
Accounts payable and accrued liabilities	(976,780)	324,888

Net cash used in operations	(283,703)	(818,086)

Cash flows from investing activities
Acquisition of equipment	(72,184)	(100,295)
Cash portion of Investment in BCH Beheer / Hallotel	-	(639,700)
Cash of BCH Beheer / Hallotel on acquisition date	-	105,659

Net cash used in investing activities	(72,184)	(634,336)

Cash flows from financing activities
Amounts due to / from related parties	113,121	167,339
Proceeds of loan payable	251,769	-
Stock subscriptions received	-	731,400

Net cash provided by financing activities	364,890	898,739

Effect of exchange rate changes on cash and cash equivalents	17,248	8,142

Increase (decrease) in cash and cash equivalents	26,251	(545,541)

Cash and cash equivalents, beginning of period	233,452	836,064

Cash and cash equivalents, end of period	$259,703	$290,523

Supplementary information
Interest paid	$2,999	$318
Taxes paid	$165	$-

Non cash transactions
Issuance of stock for settlement of debt; 500,000 shares of common stock	$75,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

ARVANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	Common Stock

					Accumlated other	Total
			Additional		comprehensive	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	loss	Equity

Balance December 31, 2006	20,718,375	$20,719	$20,160,185	$(18,330,869)	$(59,530)	$1,790,505

Return and cancellation of common stock	(16,000)	(16)	16	-	-	-
Net operating loss for the three months ended March 31, 2007	-	-	-	(520,124)	-	(520,124)
Foreign currency translation adjustment	-	-	-	-	2,057	2,057
Stock-based compensation	-	-	463,600	-	-	463,600

Balance March 31, 2007	20,702,375	20,703	20,623,801	(18,850,993)	(57,473)	1,736,038

Net operating loss for the three months ended June 30, 2007	-	-	-	(170,875)	-	(170,875)
Foreign currency translation adjustment	-	-	-	-	1,499	1,499
Stock-based compensation	-	-	66,400	-	-	66,400

Balance June 30, 2007	20,702,375	20,703	20,690,201	(19,021,868)	(55,974)	1,633,062

Issuance of common stock for debt settlement	500,000	500	74,500	-	-	75,000
Net operating loss for the three months ended September 30, 2007	-	-	-	(57,695)	-	(57,695)
Foreign currency translation adjustment	-	-	-	-	13,692	13,692
Stock-based compensation	-	-	66,400	-	-	66,400

Balance September 30, 2007	21,202,375	21,203	20,831,101	(19,079,563)	(42,282)	1,730,459

The accompanying notes are an integral part of these consolidated financial statements.

ARVANA INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Nine Months Ended September 30, 2007 and 2006
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

These consolidated interim financial statements for the nine-month period ended September 30, 2007 include the accounts of the Company, its subsidiary Arvana Networks (including its wholly-owned subsidiaries Arvana Par and Arvana Comunicações do Brasil S. A. (“Arvana Com”) and BCH Beheer (and its wholly-owned subsidiary Hallotel Deutschland GmbH). These consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. For the period ended September 30, 2007, the Company incurred a loss from operations of $748,694. At September 30, 2007, the Company had a working capital deficiency of $1,473,398. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

2. Summary of Significant Accounting Policies

(a) Basis of presentation

The Company began to generate revenues as a result of the acquisition of its German subsidiary during the final four months of 2006. In 2007 the Company commenced its planned principal operations and determined its target market segments and market strategies. Consequently, the Company exited the development stage during the nine months ended September 30, 2007. The Company’s fiscal year end is December 31. The accompanying consolidated interim financial statements of Arvana Inc. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States for complete financial statements. Although they are unaudited, in the opinion of management, they include all adjustments, consisting only of normal recurring items, necessary for a fair presentation.

ARVANA INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Nine Months Ended September 30, 2007 and 2006
(expressed in US dollars)
(Unaudited)

2. Summary of Significant Accounting Policies con’t

Results are not necessarily indicative of results which may be achieved in the future. The consolidated financial statements and notes appearing in this report should be read in conjunction with the Company's consolidated audited financial statements and related notes thereto, together with the Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2007 (file no. 000-30695).

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

(d) Impairment of long-lived assets and long-lived assets to be disposed of:

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount and the fair value less costs to sell. The Company has reviewed its long-lived assets and has determined that no impairment charges were necessary for the period ended September 30, 2007.

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

(f) Net loss per share

Basic loss per share is computed using the weighted average number of common shares outstanding during the year. Diluted loss per share is computed using the weighted average number of common shares and potentially dilutive common stock equivalents, including stock options and warrants. As at September 30, 2007, the Company had 1,600,000 of potentially dilutive instruments that were excluded from the determination of diluted loss per share as they would be anti-dilutive.

ARVANA INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Nine Months Ended September 30, 2007 and 2006
(expressed in US dollars)
(Unaudited)

3. Property and Equipment

At September 30, 2007
		Accumulated	Net Book
	Cost	Amortization	Value

Equipment	$313,910	$150,924	$162,986
Computer hardware	781,408	386,304	395,104
Software	113,168	34,221	78,947

	$1,208,486	$571,449	$637,037

The Company has not taken amortization on equipment if utilization of the equipment has not yet begun. The net carrying amount of equipment not being amortized was $30,837 as of September 30, 2007.

At December 31,
2006
		Accumulated	Net Book
	Cost	Amortization	Value

Equipment	$205,099	$16,284	$188,815
Computer hardware	502,667	52,797	449,870
Software	94,237	2,236	92,001

	$802,003	$71,317	$730,686

The net carrying amount of equipment not being amortized was $111,096 as at December 31, 2006.

4. Related Parties

On August 14, 2007, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $1,900 CAD ($1,786 USD). Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $14 has been recorded in accounts payable and accrued liabilities for the nine-months ended September 30, 2007.

On June 1, 2007, the Company received an unsecured, 6% interest per annum loan from Valor Invest Ltd, a shareholder of the Company in the amount of $35,000 CAD ($33,051 USD). Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $661 has been recorded in accounts payable and accrued liabilities for the nine-months ended September 30, 2007.

On February 20, 2007, the Company received an unsecured, 6% interest per annum loan from Valor Invest Ltd, a shareholder of the Company in the amount of 150,000 Euros ($200,595 USD). Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $7,355 has been recorded in accounts payable and accrued liabilities for the nine-months ended September 30, 2007.

At September 30, 2007 Arvana Inc. had amounts due to related parties in the amount of $160,672 (December 31, 2006 $47,551). This amount includes $105,200 (December 31, 2006 $35,000) payable to three directors for services rendered during the year. This amount is to be paid part in cash and part in stock at a future date with the number of common shares determined by the fair value of the shares on the settlement date. The amounts owing bear no

ARVANA INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Nine Months Ended September 30, 2007 and 2006
(expressed in US dollars)
(Unaudited)

4. Related Parties con’t

interest and are unsecured. Interest totaling $8,030 has been recorded in accounts payable and accrued liabilities for the three loans described above.

For the nine-month period ended September 30, 2007, $26,707 (December 31, 2006 $NIL) was incurred in general and administrative expenses by the Company for services rendered by the current Chief Financial Officer and Corporate Secretary of the Company. At September 30, 2007, $20,000 (December 31, 2006 $17,200) was owed to the former Chief Financial Officer and Corporate Secretary and $28,000 (December 31, 2006 $24,080) was owed to the former President / Chief Executive Officer. The Corporate Secretary of Arvana Networks Inc. was owed $7,000 at September 30, 2007 (December 31, 2006 $6,364). The amounts owing bear no interest and are unsecured.

5. Stockholders’ Equity

During the period ended September 30, 2007, the Company cancelled and returned to treasury 16,000 common shares at a par value of $0.001 per share.

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

The Company has a stock option plan in place under which it is authorized to grant options to executive officers and directors, employees and consultants enabling them to acquire up to 10% of the issued and outstanding common stock of the Company. Under the plan, the exercise price of each option equals the market price of the Company's stock as calculated on the date of grant. The options can be granted for a maximum term of 10 years. On June 5, 2006, the Company granted 1,600,000 stock options to its directors and employees. Each option is exercisable into one common share until December 31, 2009 at an exercise price of $1.25. The options were valued at $1,424,000 using the Black-Scholes model, which will be expensed over the vesting period of the options. The Company recorded an expense of $596,400 in the nine months ended September 30, 2007 for the pro-rated portion of the full charge.

As at September 30, 2007, the following incentive stock options are outstanding:

Number	Exercise
of options	Price	Expiry Date

1,600,000	$ 1.25	December 31, 2009

ARVANA INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Nine Months Ended September 30, 2007 and 2006
(expressed in US dollars)
(Unaudited)

5. Stockholders’ Equity con’t

Stock option transactions and the number of share options outstanding are summarized as follows:

		Weighted
		Average
	Number	Exercise
	of Options	Price

Balance, December 31, 2006	1,600,000	$1.25
Options granted	-	-
Options expired	-	-
Options exercised	-	-
Balance, September 30, 2007	1,600,000	$1.25

Number of options currently exercisable	533,333	$1.25

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

  IPH agreed to cancellation of the 1,500,000 common shares issued to IPH in August 2005. These shares were cancelled during the quarter ended September 30, 2007.
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
  For settlement of this indebtedness, the Company has issued 500,000 common shares at a deemed price of $0.30 per share. These shares were issued during the quarter ended September 30, 2007.

6. Segmented Information

The Company has one reportable segment, being the development of the telephone services. This reportable segment was determined based on the nature of the products offered. Of the total property and equipment, $777 (December 31, 2006 $81,262) is located in Canada, $30,837 (December 31, 2006 $30,837) is located in Brazil and $605,423 (December 31, 2006 $618,587) is located in Germany.

ARVANA INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Nine Months Ended September 30, 2007 and 2006
(expressed in US dollars)
(Unaudited)

7. Commitments

The Company has the following commitments:

	2007	2008	2009	2010
Software platform lease	€3,714	€14,856	€10,523	€-
Vehicle leases	8,160	32,640	27,410	4,860
Office lease	4,470	1,490	-	-

Total in euros	€16,344	€48,986	€37,933	€4,860

Item 2.                Management's Discussion and Analysis or Plan of Operation.

In this Quarterly Report:

(i)	references to “we”, “us”, “our”, or the “Company” refer to Arvana Inc. (formerly, Turinco Inc.) and our wholly-owned subsidiaries, namely:

	•	BCH Beheer B.V. (“BCH Beheer”), which wholly owns Hallotel Deutschland GmbH (“Hallotel”), our German based operating subsidiary; and

	•	Arvana Networks Inc. which wholly owns Arvana Participações (“Arvana Par”), a company which wholly owns Arvana Comunicações do Brazil S.A. (“Arvana Com”); and

(ii)	all dollar amounts are expressed in United States dollars, unless otherwise indicated.

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

Management and the Board of Directors of Arvana are currently in the process of evaluating the Hallotel business and the Company’s future business strategy and plan of operations. We are reviewing our continued participation in the telecommunications industry and are looking at other potential business opportunities. If a decision is made to change the nature of the Company’s business and operations it may involve a disposal of some of the Company’s assets, possible including one or more of its subsidiary companies. The plan of operations presented herein is the Company’s current business strategy and does not include any changes that may occur as a result of the evaluation.

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

Calling Cards:

Hallotel was in the process of producing calling cards to be distributed to a network of resellers in Austria and Germany. After evaluation of the market opportunities available for calling cards, Hallotel determined not to procedd with this business.

Our Plan of Operations

Our present plan of operation for the next twelve months is to focus on continuing and expanding the business of Hallotel. Since completion of the acquisition of Hallotel, we have been working with the management of Hallotel in order to develop and define our plan of operations for Hallotel. We are currently in the process of evaluating the

Hallotel business and the Company’s future business strategy and plan of operations and are reviewing our continued participation in the telecommunications industry. The plan of operations presented herein is the Company’s current business strategy and does not include any changes that may occur as a result of the evaluation.

We anticipate that the current plan of operations will focus on expanding the following services , subject to our achieving additional financing:

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

Critical Accounting Policies

Critical accounting policies are those that management believes are both most important to the portrayal of the Company’s financial condition and results of operations and that require difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that involve uncertainty.

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

The exchange rate prevailing at September 30, 2007, was 1.8407, stated in the Brazilian Real per one US dollar. The average exchange rate during the nine-month period ended September 30, 2007, was 1.9217 stated in the Brazilian Real per one US dollar. For the Euro, the exchange rate prevailing at September 30, 2007, was 1.4272 US per Euro. The average exchange rate during the nine-month period ended September 30, 2007, was 1.3445 US per Euro.

c) Impairment of long-lived assets and long-lived assets to be disposed of:

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount and the fair value less costs to sell. We have reviewed our long-lived assets and has determined that no impairment charges were necessary for the period ended September 30, 2007.

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

Presentation of Financial Information

Our financial statements for the quarter ended September 30, 2007 include the accounts of:

  Arvana Networks;
  Arvana Par;
  Arvana Com;
  BCH Beheer and its wholly-owned subsidiary Hallotel Deutschland GmbH.

The accounts of BCH Beheer and Hallotel are included in our statements of operations and statements of cash flows from August 23, 2006, being the date of closing of our acquisition of BCH Beheer and Hallotel. Our results of operations presented below for periods prior to August 23, 2006, including the nine months ended September 30, 2006, do not include the results of operations of BCH Beheer and Hallotel.

Results of Operations

Our operations for the three months and nine months ended September 30, 2007 and 2006 are summarized below. Our current activities relating to the development of our planned VOIP telephone services business are reflected in the results of operations for the quarters ended September 30, 2007 and 2006.

	Three months ended September 30, 2007	Three months ended September 30, 2006	Nine months ended September 30, 2007	Nine months ended September 30, 2006
Revenues	$1,134,885	$751,223	$4,051,626	$751,223
Costs of Sales	$860,732	$647,792	$3,069,719	$647,792
Gross profit	$274,153	$103,431	$981,907	$103,431

	Three months ended September 30, 2007	Three months ended September 30, 2006	Nine months ended September 30, 2007	Nine months ended September 30, 2006
Operating Expenses:

Selling and promotion	$26,802	$37,886	$61,282	$37,886
General and Administration	$273,708	$306,921	$908,276	$836,240
Research and Development	$0	$40,384	$0	$117,886
Depreciation	$51,390	$5,818	$155,774	$5,968
Other Items:
Stock Based Compensation	$66,400	$0	$596,400	$1,424,000
Loss on write-off of equipment	$0	$0	$10,059	$0
Other Income	$(18,287)	$(30,645)	$(22,025)	$(30,645)
Gain on Debt Settlement	$(75,000)	$0	$(75,000)	$0
Income taxes	$6,834	$(2,890)	$95,835	$(2,890)
Other comprehensive (gains) losses	$(13,692)	$2,568	$(17,248)	$2,568
Comprehensive Loss for the Period	$44,002	$256,611	$731,446	$2,287,582

Revenues

Our revenues are attributable to the services provided by Hallotel. We did not generate any revenues during the period prior to our acquisition of Hallotel and do not generate any revenues outside of our Hallotel business. The acquisition of Hallotel took place in August 2006, consequently the comparative figures only include the results of Hallotel since acquisition and are of limited value for comparative purposes. The substantial majority of the revenues generated to date are from the Hallotel long distance pre-select and wholesale carrier business. Calling card revenues have been minimal and the VoIP business did not commence until the second quarter of 2007.

Our revenues were $1,134,885 for the third quarter of 2007 compared to $751,223 for the third quarter of 2006, and $4,051,626 for the first nine months of 2007 compared to $751,223 for the first nine months of 2006.

Cost of Sales

Our costs of sales are attributable to costs of sales incurred by Hallotel in connection with providing its services. Our costs of sales were $860,732 and 75.8% of revenues for the third quarter of 2007, compared to $647,792 and 86.2% of revenues for the third quarter of 2006. For the first nine months of 2007 our costs of sales were $3,069,719 and 75.8% of revenues, compared to $647,792 and 86.2% of revenues.

Gross Profits

Our gross profits were $274,153 for the third quarter of 2007 and 24.2% of revenues, compared to $103,431 and 13.8 % of revenues for the third quarter of 2006. For the first nine months of 2007 our gross profits were $981,907 and 24.2% of revenues, compared to $103,431 and 13.8% of revenues for the first nine months of 2006. All of our gross profits were attributable to our Hallotel business.

Selling and Promotion Expenses

Selling and promotion expenses consist primarily of commissions paid to third parties in connection with our Hallotel business.

General and Administration Expenses

General and administrative expenses are comprised of costs associated with management compensation, office overhead including rent, directors fees, legal fees, and consulting services.

Research and Development

Our research and development team was terminated in November 2006 as a result of our decision to close down our Brazilian operations.

For the third quarter of 2007, research and development expenses were $NIL as compared to $40,384 for the third quarter of 2006. For the first nine months of 2007, research and development expenses were $NIL as compared to $117,886 for the same period in 2006.

Stock-based Compensation

On June 5, 2006, our board of directors approved a 2006 Stock Option plan and granted options to various members of our company and certain subsidiaries. The options granted vest over a three-year period with one-third vesting on January 1, 2007 and one-third vesting on each of January 1, 2008 and 2009. The options have an exercise price of $1.25. The options were valued at $1,424,000 using the Black-Scholes model, which will be expensed over the vesting period of the options. The Company recorded an expense of $66,400 in the third quarter of 2007 and $596,400 in the first nine months of 2007 for the pro-rated portion of the full charge.

Loss on the write-off of equipment

In the first nine months of 2007, we recorded a loss on the write-off of equipment in the amount of $10,059 which was attributable to software that was no longer usable for our existing operations. There were no equipment write-offs during the third quarter of 2007 or 2006.

Net Loss for the Period

We incurred a net loss of $57,694 for the third quarter of 2007, including stock-based compensation expense of $66,400, compared to a net loss of $254,043 for the third quarter of 2006. The net loss for the first nine months of 2007 was $748,694 compared with a net loss of $2,285,014 for the first nine months of 2006. A significant portion of the loss in the first nine months of 2007 was attributable to our increased stock-based compensation expense of $596,400.

Liquidity and Capital Resources

As at September 30, 2007, we had cash of $259,703 and a working capital deficit of $1,473,398. This compares to cash of $233,452 and a working capital deficit of $1,486,521 as at December 31, 2006.

Cash Flows from Operating Activities

We used cash from operations in the amount of $283,703 during the nine months ended September 30, 2007. Cash used from operations was primarily due to general and administrative costs associated with public company expenses.

Cash Used in Investing Activities

We used cash in investing activities in the amount of $72,184 during the nine months ended September 30, 2007. Of this amount, $4,116 was attributable to our purchase of software and $68,068 was attributable to the purchase of other equipment.

Cash Flows from Financing Activities

We received $251,769 from the proceeds of three short-term loans during the nine months ended September 30, 2007. The loans are due to be repaid on the earlier of the closing of any financing completed by us. We also received $113,121 in advances from related parties. The funds received from financing activities were used to fund general operating expenses and investing activities.

Amounts due to IP Horizon LLC

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

  IPH agreed to cancellation of the 1,500,000 common shares issued to IPH in August 2005. These shares were cancelled during the quarter ended September 30, 2007.
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
  For settlement of this indebtedness, the Company has issued 500,000 common shares at a deemed price of $0.30 per share. These shares were issued during the quarter ended September 30, 2007.

Accordingly and based on the above agreements, we entered into a Regulation D Debt Conversion Agreement dated effective March 28, 2007 with Arvana Networks Inc. and IPH, a copy of which was filed with our current report on Form 8-K filed with the SEC on May 4, 2007. Our board of directors approved the issuance of the 500,000 new shares to IPH on May 1, 2007, which shares are subject to a two year contractual hold period. Due to a delay in processing, the original 1,500,000 shares were returned to treasury and cancelled during the quarter ended September 30, 2007 and the 500,000 debt settlement shares were issued during the quarter ended September 30, 2007.

Plan of Operations

Under our current plan of operations we estimate that our total expenditures over the next twelve months will be at least $3,000,000, as discussed above under the heading “Description of Business - Plan of Operations”, which amount will include projected administration costs. We anticipate that we will require a minimum of approximately $3,000,000 in additional financing to proceed with this plan of operations over the next twelve months. In addition, we anticipate that the Company will require additional financing in order to pursue the acquisition of any business opportunities beyond the specific opportunities that are outlined above. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on the development of our VOIP business opportunities and our administrative expenses in order to be within the amount of capital resources that are available to us.

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

If a decision is made to change the nature of the Company’s business and operations it may involve an acquisition or other business expenditures. In this case, we anticipate that we will be required to seek additional financings in order to fund the acquisition and/or operations of any business acquired. We do not have any financing arranged for any business acquisitions and there is no assurance that we would be able to raise the required financing. If we are unable to raise the required financing, then we may not be able to complete any new business acquisitions or fund the operations of any new business acquired.

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

Item 3.                Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007, being the date of our most recently completed quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Teyfiq Ozcean, and our Chief Financial Officer, Mr. Wayne Smith. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (the “SEC”).

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

During the fiscal quarter ended September 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the nine months ended September 30, 2007.

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

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

We entered into a Regulation D Debt Conversion Agreement dated effective March 28, 2007, a copy of which was filed with our current report on Form 8-K filed with the SEC on May 4, 2007. Due to a delay in processing, the original 1,500,000 shares were returned to treasury and cancelled during the quarter ended September 30, 2007 and the 500,000 debt settlement shares were issued during the quarter ended September 30, 2007. The shares were issued to IPH Horizons LLC who represented to us that they are an accredited investor as defined under Rule 501 of Regulation D of the Securities Act of 1933.

Item 3.                Defaults Upon Senior Securities

None.

Item 4.                Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the nine month period ended September 30, 2007.

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

ARVANA INC.

By:	/s/ Teyfik Oezcan
Teyfik Oezcan, President and Chief Executive Officer

Date: November 14, 2007

By:	/s/ Wayne Smith
Wayne Smith, Chief Financial Officer

Date: November 14, 2007