Form 10KSB
period 2007-12-31
ARVANA INC
filed 2008-04-15
CIK 1113313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to ______

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

Common Stock, $0.001 par value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ X ] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ X ] No[ ]

State issuer's revenues for its most recent fiscal year $4,740,895

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $86,025 as at April 10, 2008.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 21,202,375 common shares, $0.001 par value outstanding as at April 14, 2008.

Transitional Small Business Disclosure Format (check one): Yes[ ] No[ X ]

ITEM 1.	DESCRIPTION OF BUSINESS.

FORWARD-LOOKING STATEMENTS

The information in this Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding our planned business, availability of funds, government regulations, common share prices, operating costs, capital costs, our ability to deploy our planned business and generate revenues and other factors. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. These statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors they believe are appropriate in the circumstances. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Overview

Until the end of 2007 our business operations were focused on the telecommunications industry. In December 2007 we decided to exit the telecommunications industry and disposed of our German subsidiary Hallotel. We are currently in the process of evaluating other industries and business opportunities in order to determine the focus of our future business opportunities. There can be no guarantee that we will be successful in identifying suitable business opportunities, or if we are able to identify suitable business opportunities, that we will able to find an adequate source of financing to acquire any business or business assets, and commence operations, or that those operations, if commenced, will be successful in generating profits.

Hallotel is a German based telecommunications service provider that is focused on the provision of long distance telephone calls between Germany, Austria, Switzerland and Turkey. Hallotel was acquired by us on August 23, 2006 and disposed of on December 7, 2007. Prior to the acquisition of Hallotel we were engaged in the telecommunications industry through our subsidiary Arvana Networks. Arvana Networks was planning to provide voice over the internet (VoIP) telephone technology services, primarily in Brazil, and was in the start-up phase of its operations since March, 2005. With the acquisition of the Hallotel operation in 2006 and the limitation of funds, the plans to develop Arvana Networks as a provider of Internet services were put on hold in 2006 and abandoned in 2007.

Corporate Organization

We were incorporated under the laws of the State of Nevada on June 16, 1977. Our authorized capital is comprised of 100,000,000 shares of common stock, par value of $0.001.

Subsidiaries

We operate through our wholly-owned subsidiaries which include the following:

1.	Arvana Networks Inc., a company incorporated in Barbados in January, 2005.

2.	Arvana Participações S.A., a company incorporated in Brazil in April, 2005 and its subsidiary Arvana Comunicações. S.A., both subsidiaries of Arvana Networks.

3.	BCH Beheer, a company incorporated in the Netherlands in October, 2004.

Acquisition of Arvana Networks

We acquired Arvana Networks in August, 2005 in a transaction whereby we issued 4,500,000 shares of our common stock to the former shareholders of Arvana Networks. Included in the 4,500,000 shares were 1,500,000 shares that were not considered issued for accounting purposes as the consideration for those shares had not yet been received. In 2007, the 1,500,000 shares were returned to the Company and cancelled. Arvana Networks’ business activities to date were directed towards market analysis, developing business plans and searching out appropriate local partners in order to launch VoIP telephone services in Rio de Janeiro, Sao Paulo and other major cities in Brazil in 2006. We are no longer pursuing business in the telecommunications industry and Arvana Networks and its subsidiaries are considered to be inactive.

Acquisition of BCH Beheer and Hallotel

On August 9, 2006, we entered into a share purchase agreement with Brulex – Consultadoria Economica E Marketing Ltda. (“Brulex”), its subsidiary BCH Beheer, and its subsidiary Hallotel Deutschland GmbH (“Hallotel”) whereby we agreed to acquire Hallotel through the acquisition of all of the outstanding shares of BCH Beheer from Brulex. We completed this transaction on August 23, 2006, and we paid to Brulex the following consideration for the purchase:

  the issuance of 3,541,700 shares of our common stock;

  the payment of 500,000 Euros in cash (equivalent to $639,700 based on an exchange rate of $1.00 per 0.7816 Euros); and

  the issuance of a promissory note in the amount of 250,000 Euros ($319,850).

In addition, we provided for an adjustment to the purchase price for certain payments made by Hallotel after October, 2005, and up to the closing date of August 23, 2006; 80,932 Euros ($103,544) for certain telephony technology hardware purchased; and 277,630 Euros ($355,200) for actual commissions paid by Hallotel to its third party sales persons in respect of carrier pre-select sign-ups on net new customers. The total amount provided for in these adjustments is 358,562 Euros ($458,744) and is payable to Brulex.

On December 7, 2007, we entered into a settlement and share purchase agreement with Brulex to sell Hallotel back to Brulex. Under the terms of the agreement Brulex returned to the Company for cancellation the 3,541,700 of its common shares issued for the acquisition of BCH Beheer and Hallotel. The shares were valued at $283,336 based on our common share price of $0.08 on December 7, 2007. The amounts due to Brulex under the terms of the original Acquisition were reduced by $447,116 to €225,000. We also wrote off a receivable due from Hallotel in the amount of $74,913 as well as software retained by Hallotel in the amount of $64,104. The net effect of the transactions resulted in a loss of $2,239,014 upon disposal of Hallotel.

With the sale of Hallotel we have exited the telecommunications industry. We have retained ownership of BCH Beheer and it is currently an inactive subsidiary.

Our Plan of Operations

We exited the telecommunications industry at the end of 2007 and our present plan of operations for the next twelve months is to identify and evaluate industries and business opportunities in order to find a suitable business to enter into.

We will not be able to pursue any new business opportunities without additional financing. Our board of directors and management are actively pursuing obtaining financing in order to maintain operations while we evaluate potential businesses. Since December 31, 2007 we have obtained loans totaling $200,000 to provide operating capital. We estimate that this provides sufficient cash to operate through June 30, 2008.

In order to maintain operations while we evaluate new businesses we anticipate that we will need additional funding of approximately $200,000 during 2008. We had cash in the amount of $2,913 and a working capital deficit of $1,117,333 as at December 31, 2007. If we are successful in identifying a new business opportunity we will require funding in order to pursue that opportunity. The amount of funding required will depend on the opportunity and is not determinable at this time.

Other than small advances from shareholders, we believe that debt financing will not be an alternative for funding additional phases of our business development as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to obtain sufficient funding from the sale of our common stock to fund our plan of operations. In addition, in order to obtain equity financing it may be necessary for us to consider a capital restructuring, which may or may not include a common stock reverse split. The board is currently considering all avenues available to obtain financing.

Accordingly, we will require continued financial support from our shareholders and creditors until we are able to generate sufficient cash flow from operations on a sustained basis. There is substantial doubt that we will be successful at achieving these results.

Management Team

Teyfik Oezcan, the Chief Executive Officer of Hallotel, was invited to join the Arvana board and was appointed President and Chief Executive Officer on December 20, 2006. With the sale of Hallotel to Brulex, he resigned as CEO and a director of Arvana and its subsidiaries on December 7, 2007. Leonard Gordon resigned as Chief Financial Officer effective March 12, 2007. Karen Engleson, our Corporate Secretary, was appointed Acting Chief Financial Officer effective March 12, 2007. Ms Engleson resigned as an officer and secretary on May 8, 2007.

Wayne Smith was appointed Chief Financial Officer, Corporate Secretary and Treasurer on May 8, 2007 and Acting Chief Executive Officer on December 7, 2007 with the resignation of Mr. Oezcan. Mr. Smith is a self-employed financial consultant. In addition to his position with Arvana Inc, Mr. Smith is the Chief Financial Officer, Secretary, Treasurer and a Director since February 2, 2007 of Icon Development, Inc. Icon is a company engaged in the research and development of xenotransplantation in the biotechnology industry that is publicly traded on the OTC Bulletin Board. Previously, Mr. Smith was the Chief Operating Officer and Chief Financial Officer of Visiphor Corporation from July 2003 through January 2007. Visiphor is a software development and consulting services company that is publicly traded on the OTC Bulletin Board and the TSX Venture Exchange. Prior to those positions, he served as Visiphor’s Chief Financial Officer from September 2002 to July 2003.

Since 1997, Mr. Smith has been a partner of TelePartners Consulting Inc., a consulting services company that provides management and financial consulting services. Mr. Smith holds a Chartered Accountant designation in Canada.

Research and Development Expenditures

During 2005 and 2006 Arvana Networks had spent several months developing voice services for our project in Brazil. All research and development activities were terminated during the fourth quarter of fiscal 2006. We spent $117,249 in research and development activities during fiscal 2006 and $Nil in fiscal 2007.

ITEM 2.	DESCRIPTION OF PROPERTIES.

We rent approximately 1300 square feet of office space at 1066 West Hastings Street in Vancouver, British Columbia, Canada, on a month-to-month basis that we use for our principal executive offices. Our monthly rent payments total $2,500 Canadian dollars.

ITEM 3.	LEGAL PROCEEDINGS.

We currently are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during our fourth quarter ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our common shares are quoted on the OTC Bulletin Board under the symbol ARVI and on the Frankfurt Stock Exchange under the symbol T5U.F. The following table indicates the high and low bid prices of our common shares during the periods indicated:

OTCBB:

QUARTER	HIGH BID	LOW BID
ENDED

December 31, 2007	$0.15	$0.06
September 30, 2007	$0.15	$0.10
June 30, 2007	$0.30	$0.10
March 31, 2007	$0.35	$0.08
December 31, 2006	$0.50	$0.20
September 30, 2006	$1.00	$0.35
June 30, 2006	$1.80	$0.75
March 31, 2006	$2.12	$1.75

FRANKFURT (in Euros):

QUARTER	HIGH BID	LOW BID
ENDED

December 31, 2007	0.06	0.03
September 30, 2007	0.10	0.05
June 30, 2007	0.10	0.06
March 31, 2007	0.26	0.08
December 31, 2006	0.42	0.10
September 30, 2006	0.75	0.33
June 30, 2006	1.46	0.75
March 31, 2006	1.70	1.42

The source of the high and low bid information for the OTCBB is the NASD OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders of Common Stock

As at April 14, 2008, we had 21,202,375 shares of common stock issued and outstanding and there were 55 registered holders based on the records of the Company’s transfer agent. The registered holders do not include beneficial owners of the Company's common shares whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

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

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2007, there were no sales of securities.

Small Business Issuer Purchases of Equity Securities

During the quarter ended December 31, 2007, there were no purchases of equity securities effected by the Company or any affiliated purchasers.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion of our financial condition, changes in financial condition and results of operations for the year ended December 31, 2007 should be read in conjunction with our audited consolidated financial statements and related notes for the year ended December 31, 2007.

Presentation of Financial Information

Our financial statements for the year ended December 31, 2007 include the accounts of:

  Arvana Networks;

  Arvana Par;

  Arvana Com;

  BCH Beheer;

  Hallotel Deutschland GmbH up to the disposal date of December 7, 2007.

The accounts of BCH Beheer and Hallotel are included in our statements of operations and statements of cash flows from August 23, 2006, being the date of closing of our acquisition of BCH Beheer and Hallotel, through December 31, 2007 for BCH Beheer and December 7, 2007 for Hallotel. Our results of operations presented below for periods prior to August 23, 2006 do not include the results of operations of BCH Beheer and Hallotel, and do not include the results of operations of Hallotel after December 7, 2007.

Results of Operations

References in the discussion below to 2007 are to our fiscal year ended December 31, 2007. Similarly, references to 2006 are to our fiscal year ended December 31, 2006. References to 2008 are to our current fiscal year that will end December 31, 2008.

Our operations for the years ended December 31, 2007 and 2006 are summarized below. The results of operations for the years ended December 31, 2007 and 2006 are from our telecommunications industry business. We are no longer in the telecommunications industry and these results of operations are not expected to be reflective of future operations.

	Year ended December 31, 2007	Year ended December 31, 2006
Revenues	$4,740,895	$2,832,819
Costs of Sales	($3,654,429)	($2,242,209)
Gross profit	$1,086,466	$590,610
Operating Expenses:

Selling and promotion	$67,329	$120,749
General and Administration	$1,228,593	$1,703,035
Research and Development	$0	$117,249
Depreciation	$198,405	$71,117
Other Items:
Stock Based Compensation	$662,800	$232,400
Loss on write-off of equipment	$37,196	$30,602
Loss on acquisition of Arvana Com	$0	$45,888
Loss on bad debt expense	$58,411	$0
Loss on disposal of Hallotel	$2,239,014	$0
Other income	$9,425	$0
Gain on debt settlement	$75,000	$0
Income taxes	$54,535	$12,500
Other comprehensive income (losses)	$13,790	($59,530)
Comprehensive Loss for the Period	$3,361,600	$1,802,460

Revenues

All of our revenues are attributable to the services provided by our former subsidiary, Hallotel, up to the disposal date of December 7, 2007. We did not generate any revenues during the period prior to our acquisition of Hallotel or during the period after our disposal of Hallotel and did not generate any revenues outside of our former Hallotel business. We presently do not earn revenues and will not earn revenues until we enter into another business, and there can be no assurance that we will earn revenues at that time.

Cost of Sales

All of our costs of sales are attributable to costs of sales incurred by our former Hallotel business in connection with providing its services. We do not expect incur to similar costs of sales in future periods.

Our costs of sales were $3,654,429 for fiscal 2007, representing 77% of revenues, as compared to $2,242,209 for fiscal 2006, representing 79% of revenues.

Gross Profits

Our gross profits were $1,086,466 for fiscal 2007, representing 22.9% of revenues, as compared to $590,610, representing 21% of revenues in 2006. All of our gross profits were attributable to our former Hallotel business and we do not expect to generate similar gross profits in 2008.

Sales and Promotion Expenses

Sales and promotion expenses consist primarily of commissions paid to third parties in connection with our former Hallotel business and we do not expect to incur similar sales and promotion expenses in 2008.

Administration Expenses

Our administration expenses decreased to $1,228,593 for fiscal 2007 compared to $1,703,035 for fiscal 2006. Administration expenses associated with the public company, Arvana Inc., and Arvana Networks were $551,527 and administration expenses of BCH Beheer and Hallotel were $677,066. The majority of the expenses in Arvana Inc. and Arvana Networks consisted of rent, directors fees, legal, audit, travel and consulting fees. In Hallotel, administration expenses are comprised of personnel expenses, postal and telecommunication costs, consulting fees, car expenses, maintenance expenses and bank charges. With the disposal of Hallotel we do not expect to incur that portion of our administrative expenses. We expect the administrative expenses for Arvana Inc and Arvana Networks to remain at approximately the same level as 2007 or decrease slightly in 2008.

Research and Development

Our research and development activities were terminated during the year which resulted in a decrease in our research and development expenses to $NIL for fiscal 2007 compared to $117,249 for fiscal 2006.

Stock-based Compensation

In June 2006, we awarded 1,600,000 stock options to a number of directors, management and consultants. The stock options have an exercise price of $1.25 per share which was the current market value of the shares at the time. As a result of this program, we will record an expense of $1,424,000 in stock-based compensation expense over the vesting period of the options. The Company recorded an expense of $662,800 in 2007 and $232,400 in 2006 for the pro-rated portion of the full charge.

Loss on the write-off of equipment

In fiscal 2007, we recorded a loss on the write-off of equipment in the amount of $37,196 which was attributable to the net write-off of equipment owned by Arvana Comunicacoes.

Loss on acquisition of Arvana Comunicações

In fiscal 2006, the amount of $45,888 was written off as a result of increasing our investment in Arvana Comunicacoes from 75% to 100% in exchange for capital assets originally contributed under the terms of the cancelled investment agreement.

Loss on disposal of Hallotel

On December 7, 2007, the Company entered into a settlement and share purchase agreement with Brulex to dispose of the Company’s subsidiary, Hallotel. Under the terms of the agreement Brulex returned to the Company for cancellation the 3,541,700 of its common shares issued for the acquisition of BCH Beheer and Hallotel. The shares were valued at $283,336 based on the Company’s common share price of $0.08 on December 7, 2007. The amounts due to Brulex under the terms of the original Acquisition were reduced by $447,116, which consisted of accounts payable of $338,236 and note payable of $108,880, to €225,000. The Company wrote off a receivable due from Hallotel in the amount of $74,913 as well as software retained by Hallotel in the amount of $64,104. The original investment in Hallotel by the Company of $2,948,003 was adjusted by the effect of Hallotel’s operations from acquisition to disposal resulting in a net decrease in the Company’s retained earnings of $74,455 and an accumulated other comprehensive loss of $43,099. The net effect of the above transactions resulted in a loss of $2,239,014 upon disposal of Hallotel.

Net Loss for the Period

We incurred a net loss of $3,375,390 for the year ended December 31, 2007 compared with a net loss of $1,742,930 in 2006. The majority of the loss in 2007 was related to the loss on disposal of our Hallotel business.

Liquidity and Capital Resources

As at December 31, 2007, we had cash of $2,913 and a working capital deficit of $1,117,333. This compares to cash of $233,452 and working capital deficit of $1,486,521 as at December 31, 2006.

Plan of Operations

We exited the telecommunications industry at the end of 2007 and our present plan of operations for the next twelve months is to identify and evaluate industries and business opportunities in order to find a suitable business to enter into.

We will not be able to pursue any new business opportunities without additional financing. Our board of directors and management are actively pursuing obtaining financing in order to maintain operations while we evaluate potential businesses. Since December 31, 2007 we have obtained loans totaling $200,000 to provide operating capital. We estimate that this provides sufficient cash to operate through June 30, 2008.

In order to maintain operations while we evaluate new businesses we anticipate that we will need additional funding of approximately $200,000 during 2008. We had cash in the amount of $2,913 and a working capital deficit of $1,117,333 as at December 31, 2007. If we are successful in identifying a new business opportunity we will require funding in order to pursue that opportunity. The amount of funding required will depend on the opportunity and is not determinable at this time.

During the next twelve month period, we anticipate that our revenues will not exceed our operating expenses. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations. Other than small advances from shareholders, we believe that debt financing will not be an alternative for funding additional phases of our business development as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to obtain sufficient funding from the sale of our common stock to fund our plan of operations. In addition, in order to obtain equity financing it may be necessary for us to consider a capital restructuring, which may or may not include a common stock reverse split. The board is currently considering all avenues available to obtain financing.

Cash Used in Operating Activities

We used cash in operations in the amount of $616,700 during fiscal 2007, as compared to $352. Cash used in operations was attributable primarily to payments for administration expenses incurred from our former Hallotel business and our current subsidiaries. We do not expect to generate significant cash flows from our operations in 2008.

Cash Used in Investing Activities

We used cash in investing activities in the amount of $139,354 during fiscal 2007. Of this amount, $89,920 was attributable to our acquisition of equipment, a recovery of $3,702 from proceeds of the sale of equipment and $53,136 was cash held by Hallotel at the date of disposal. Cash used in investing activities during 2006 was $1,589,390 and consisted of $1,339,576 in net cash consideration for the acquisition of Hallotel and $249,814 to purchase capital equipment by Hallotel.

Cash Flows from Financing Activities

The Company gained $511,638 from financing activities during fiscal 2007. The Company received $360,672 from unsecured loans bearing 6% interest per annum. The Company also increased its indebtedness to related parties during the year by $150,966. In fiscal 2006 the Company obtained $976,500 through issuances of its common stock and received advances of $70,160 from related parties.

Amounts due to IP Horizon LLC

Arvana Networks had an agreement with IP Horizon LLC (“IPH”), whereby IPH was issued 1,500,000 shares in exchange for a commitment to deliver equipment, software and network hardware for the initial launching of VoIP service in Brazil.

As at December 31, 2006, the Company had not received the full complement of assets to be acquired in connection with this transaction or other consideration. Accordingly, the 1,500,000 shares were not reflected on our financial statements as having been issued. In 2007 the following agreement was reached with IPH with respect to this transaction:

IPH returned to the Company for cancellation the 1,500,000 common shares of Arvana issued to IPH in August 2005.

IPH had contributed certain equipment to, and had developed certain software for, the Company, with an agreed upon value of $150,000. In settlement of the debt due from the contribution of the aforementioned equipment and software architecture services from IPH to Arvana and Arvana Networks, we entered into a Regulation D Debt Conversion Agreement dated effective March 28, 2007 with Arvana Networks Inc. and IPH, a copy of which was filed with our current report on Form 8-K filed with the SEC on May 4, 2007. Our board of directors approved the issuance of the 500,000 new shares to IPH on May 1, 2007, which shares are subject to a two year contractual hold period. Due to a delay in processing, the original 1,500,000 shares were returned to treasury and cancelled during the third quarter of fiscal 2007 and the 500,000 debt settlement shares were issued during the third quarter of fiscal 2007.

Going Concern

For the year ended December 31, 2007, the Company incurred a loss from operations of $3,375,390. At December 31, 2007, the Company had a working capital deficiency of $1,117,333. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operations. For these reasons our auditors stated in their report on our audited financial statements that they have substantial doubt we will be able to continue as a going concern.

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

Our financial statements include the accounts of the Company, its wholly-owned subsidiaries Arvana Networks, Arvana Par, Arvana Com, BCH Beheer and its former wholly owned subsidiary Hallotel up to December 7, 2007. All significant inter-company transactions and balances have been eliminated.

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

The Company used the current rate method when translating its former German subsidiary operations Hallotel. All assets and liabilities denominated in a foreign currency are translated into US dollars at the exchange rate in effect on the balance sheet date. Revenue and expenses are translated at the average rates of exchange prevailing during the periods. The cumulative effects of these translation adjustments are presented as a component of comprehensive income.

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

Stock-based Compensation Expense

The Company accounts for all stock-based payments to employees and non-employees under SFAS No.123R, “Accounting for Stock-Based Compensation,” using the fair value based method. Under the fair value method, stock-based payments are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measurable. The cost of stock-based payments to non-employees that are fully vested and non-forfeitable at the grant date is measured and recognized at that date. We granted stock options in June 2006 and will record an expense of $1,424,000 in stock-based compensation expense over the vesting period of the options. The Company recorded an expense of $662,800 in 2007 and $232,400 in 2006 for the pro-rated portion of the full charge.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”.

The Company does not expect that the adoption of these new accounting pronouncements will have a significant effect on its financial statements.

ITEM 7.	FINANCIAL STATEMENTS.

Our audited financial statements for the year ended December 31, 2007, as set forth below, are included with this Annual Report on Form 10-KSB. Our audited financial statements are prepared on the basis of accounting principles generally accepted in the United States and are expressed in U.S. dollars.

PAGE
Auditors’ Reports	17
Consolidated Balance Sheets, December 31, 2007 and 2006	19
Consolidated Statements of Operations for the years ended December 31, 2007 and 2006 and cumulative amounts from the beginning of the development stage on January 1, 2005 to December 31, 2007	20
Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006 and cumulative amounts from the beginning of the development stage on January 1, 2005 to December 31, 2007	21
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2007 and 2006	22
Notes to Consolidated Financial Statements	23

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Arvana, Inc.

We have audited the accompanying consolidated balance sheet of Arvana, Inc. as at December 31, 2007 and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the year then ended and for the period from the beginning of the development stage on January 1, 2005 to December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as at December 31, 2007 were audited by other auditors whose report dated March 31, 2007, expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2007 and the results of its operations and its cash flows for the year then ended and for the period from the beginning of the development stage on January 1, 2005 to December 31, 2007 in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has minimal assets is dependent upon financing to continue operations has suffered recurring losses from operations and has working capital deficit as of December 31, 2007. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"DAVIDSON & COMPANY LLP"

Vancouver, Canada	Chartered Accountants

April 10, 2008

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, BC, Canada, V7Y 1G6
Telephone (604) 687-0947 Fax (604) 687-6172

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Rival Technologies, Inc and Subsidiaries (A Development Stage Company)
Las Vegas, Nevada

We have audited the consolidated balance sheet of Arvana, Inc. and Subsidiaries (A Development Stage Company), (the “Company”) as of December 31, 2006, and the related consolidated statement of operations, stockholders’ equity and cash flows for the year then ended, and for the period from the beginning of the development stage (January 1, 2005) to December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, has suffered recurring losses from operations, has used, rather than provided, cash from operations and has an accumulated deficit of approximately $18,235,538 as of December 31, 2006, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dohan and Company, CPAs, P.A.

Miami, Florida
March 31, 2007

ARVANA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET AT DECEMBER 31, 2007 AND 2006
(EXPRESSED IN US DOLLARS)

	December 31,	December 31,
	2007	2006

ASSETS

Current
Cash and cash equivalents	$2,913	$233,452
Receivables (net of allowance of $NIL, December 31, 2006 $32,355)	-	1,676,177

	2,913	1,909,629

Long-term
Deferred income tax asset, net of valuation allowance of $737,531 (2006 - $599,370)	-	-
Property and equipment (Note 6)	702	730,686
Subscriber accounts (Note 5)	-	2,605,499

	$3,615	$5,245,814

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Accounts payable and accrued liabilities	$340,122	$3,018,784
Note payable	220,935	329,815
Amounts due to related parties (Note 7)	198,517	47,551
Loans Payable (Note 7)	360,672	-

	1,120,246	3,396,150

Long-term
Deferred income taxes	-	59,159

	1,120,246	3,455,309

Stockholders' equity
Common stock (Note 8)
100,000,000 common shares authorized at $0.001 par value;
21,202,375 common shares issued and outstanding (December 31, 2006 - 20,718,375)	21,203	20,719
Additional paid-in capital	20,897,501	20,160,185
Deficit	(95,331)	(95,331)
Deficit accumulated during the development stage	(21,656,668)	(18,235,538)
Accumulated other comprehensive loss	-	(59,530)

	(833,295)	1,790,505
Less: Treasury stock - 3,541,700 common shares (2006 - Nil)	(283,336)	-

	(1,116,631)	1,790,505

	$3,615	$5,245,814

The accompanying notes are an integral part of these consolidated financial statements.

ARVANA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
(EXPRESSED IN US DOLLARS)

			Cumulative amounts
			from the beginning of the
	For the year ended		development stage on
	December 31,		January 1, 2005 to
	2007	2006	December 31, 2007

Sales	$4,740,895	$2,832,819	$7,573,714
Cost of sales	(3,654,429)	(2,242,209)	(5,896,638)

Gross profit	1,086,466	590,610	1,677,076

Operating expenses
Selling and promotion	(67,329)	(120,749)	(188,078)
General and administrative	(1,228,593)	(1,703,035)	(3,711,453)
Research and development	-	(117,249)	(170,083)
Depreciation	(198,405)	(71,117)	(269,722)

Operating loss	(407,861)	(1,421,540)	(2,662,260)

Other items
Stock-based compensation (Note 8)	(662,800)	(232,400)	(9,308,490)
Loss on write-off of equipment (Note 4)	(37,196)	(30,602)	(67,798)
Loss on acquisition of Arvana Networks (Note 3)	-	-	(7,013,310)
Loss on acquisition of Arvana Com (Note 4)	-	(45,888)	(279,037)
Loss on bad debt expense (Note 4)	(58,411)	-	(58,411)
Loss on disposal of Hallotel	(2,239,014)	-	(2,239,014)
Other income	9,425	-	9,425
Gain on debt settlement	75,000	-	75,000

Net loss before income taxes	(3,320,855)	(1,730,430)	(21,543,893)

Income taxes	(54,535)	(12,500)	(67,035)

Net loss for the period	$(3,375,390)	$(1,742,930)	$(21,610,928)

Other comprehensive gain (loss)	13,790	(59,530)	(45,740)

Comprehensive loss for the period	$(3,361,600)	$(1,802,460)	$(21,656,668)

Loss per share - basic and diluted	$(0.16)	$(0.10)

Weighted average number of common shares outstanding	20,670,083	17,170,283

The accompanying notes are an integral part of these consolidated financial statements.

ARVANA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
(EXPRESSED IN US DOLLARS)

			Cumulative amounts
			from the beginning of the
	For the year ended		development stage on
	December 31,		January 1, 2005 to
	2007	2006	December 31, 2007

Cash flows from operating activities
Net loss for the period	$(3,375,390)	$(1,742,930)	$(21,610,928)

Items not involving cash:
Depreciation and amortization	198,405	71,117	269,722
Stock-based compensation	662,800	232,400	9,308,490
Loss on acquisition of Arvana Networks	-	-	7,013,310
Loss on acquisition of Arvana Comunicacoes	-	45,888	279,037
Loss on write-off of equipment	37,196	30,602	67,798
Loss on bad debt expense	58,411	-	58,411
Gain on debt settlement	(75,000)	-	(75,000)
Loss on disposal of Hallotel	2,239,014	-	2,239,014
Deferred income taxes	(27,714)	59,008	31,294
Changes in non-cash working capital:
Receivables	63,698	(595,390)	(503,998)
Accounts payable and accrued liabilities	(398,120)	1,898,953	1,449,692

Net cash used in operations	(616,700)	(352)	(1,473,158)

Cash flows from investing activities
Acquisition of equipment	(89,920)	(249,814)	(378,751)
Proceeds of sale of equipment	3,702	-	3,702
Cash portion of Investment in BCH Beheer / Hallotel	-	(1,445,235)	(1,445,235)
Cash of Hallotel on disposition date	(53,136)		(53,136)
Cash of BCH Beheer / Hallotel on acquisition date	-	105,659	105,659
Cash of Arvana Networks on acquisition date	-	-	5,800
Cash of Arvana Comunicacoes on acquisition date	-	-	62,465

Net cash used in investing activities	(139,354)	(1,589,390)	(1,699,496)

Cash flows from financing activities
Advances from (to) related parties	150,966	70,160	(239,334)
Proceeds of loan payable	360,672	-	360,672
Contribution to capital	-	-	900
Proceeds from issuance of common stock, net of finders' fees	-	976,500	3,097,750

Net cash provided by financing activities	511,638	1,046,660	3,219,988

Effect of exchange rate changes on cash and cash equivalents	13,877	(59,530)	(45,653)

Increase (decrease) in cash and cash equivalents	(230,539)	(602,612)	1,681

Cash and cash equivalents, beginning of period	233,452	836,064	1,232

Cash and cash equivalents, end of period	$2,913	$233,452	$2,913
	0
	2,913
Supplementary information
Interest paid	$3,436	$7,246
Taxes paid	168	-

Transactions not involving cash
Write-off of software associated with the disposal of Hallotel	64,104	-
Issuance of stock for settlement of debt; 500,000 shares of common stock	75,000	-
Decrease in accounts payable due to Brulex due to disposal of Hallotel	338,236	-
Decrease in note payable due to Brulex due to disposal of Hallotel	108,880	-
Loss of receivables due to Hallotel disposal	1,554,068	-
Loss of property and equipment due to Hallotel disposal	516,497	-
Loss of accounts payable and accrued liabilities due to Hallotel disposal	1,867,306	-
Loss of deferred income tax liability due to Hallotel disposal	31,445	-

Common shares cancelled due to disposal of Hallotel (3,541,700 @ $0.08)	283,336	-
Common shares issued for services (451,875 @ $0.40)	-	180,750
Common shares issued for acquisition of BCH Beheer / Hallotel (3,541,700 @ $0.40)	-	1,416,680
Common shares issued for finders fees for BCH Beheer / Hallotel Acquisition (208,300 @ $0.40)	-	83,320

The accompanying notes are an integral part of these consolidated financial statements.

ARVANA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(EXPRESSED IN US DOLLARS)

	Common Stock		Treasury Stock				Deficit
							Accumulated
							during the	Accumlated other	Total
					Additional		development	comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	stage	loss	Equity

From inception to December 31, 2004	8,253,000	$8,253	-	$-	$88,310	$(95,331)	$-	$-	$1,232

Contribution to capital	-	-	-	-	900	-	-	-	900
Return and cancellation of common stock - March 2005	(1,350,000)	(1,350)	-	-	1,350	-	-	-	-
Issuance of common stock for cash at $0.10 - May 2005	3,000,000	3,000	-	-	5,997,000	-	-	-	6,000,000
Issuance of common stock for cash at $1.25 - July 2005	400,000	400	-	-	911,600	-	-	-	912,000
Return and cancellation of common stock - August 2005	(1,017,000)	(1,017)	-	-	1,017	-	-	-	-
Issuance of common stock for cash at $1.25 - August 2005	792,000	792	-	-	1,804,968	-	-	-	1,805,760
Issuance of common stock for finders fee at $2.28 - August 2005	330,000	330	-	-	752,070	-	-	-	752,400
Issuance of common stock in transaction with Arvana Networks at $2.28 - August 2005	3,000,000	3,000	-	-	6,837,000	-	-	-	6,840,000
Finders fees paid in cash - July, August, September 2005	-	-	-	-	(164,000)	-	-	-	(164,000)
Issuance of common stock for cash at $1.25 - October 2005	440,000	440	-	-	1,002,760	-	-	-	1,003,200
Issuance of common stock for finders fee at $2.28 - October 2005	43,500	44	-	-	99,137	-	-	-	99,181
Finders fees paid in cash - October 2005	-	-	-	-	(54,750)	-	-	-	(54,750)
Net operating loss for the year ended December 31, 2005	-	-	-	-	-		(16,492,608)	-	(16,492,608)

Balance December 31, 2005	13,891,500	$13,892	-	$-	$17,277,362	$(95,331)	$(16,492,608)	$-	$703,315

Stock-based compensation	-	-	-	-	232,400	-	-	-	232,400
Issuance of common stock for acquisition of BCH Beheer / Hallotel, including transaction fee	3,750,000	3,750	-	-	1,496,250	-	-	-	1,500,000
Issuance of common stock for cash at $0.40	2,625,000	2,625	-	-	1,047,375	-	-	-	1,050,000
Issuance of common stock for services at $0.40	451,875	452	-	-	180,298	-	-	-	180,750
Finders fees paid in cash	-	-	-	-	(73,500)	-	-	-	(73,500)
Net operating loss for the year ended December 31, 2006	-	-	-	-	-	-	(1,742,930)	-	(1,742,930)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(59,530)	(59,530)

Balance December 31, 2006	20,718,375	$20,719	-	$-	$20,160,185	$(95,331)	$(18,235,538)	$(59,530)	$1,790,505

Stock-based compensation	-	-	-	-	662,800	-	-	-	662,800
Return and cancellation of common stock	(16,000)	(16)	-	-	16	-	-	-	-
Issuance of common stock for debt settlement	500,000	500	-	-	74,500	-	-	-	75,000
Treasury stock acquired on disposal of subsidiary	-	-	(3,541,700)	(283,336)		-	(45,740)	45,740	(283,336)
Net operating loss for the year ended December 31, 2007	-	-	-	-	-	-	(3,375,390)	-	(3,375,390)
Foreign currency translation adjustment	-	-	-	-	-	-	-	13,790	13,790

Balance December 31, 2007	21,202,375	$21,203	(3,541,700)	$(283,336)	$20,897,501	$(95,331)	$(21,656,668)	$-	$(1,116,631)

 The accompanying notes are an integral part of these consolidated financial statements.

ARVANA INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and 2006
(expressed in US dollars)

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

These consolidated financial statements for the year ended December 31, 2007 include the accounts of the Company, its subsidiary Arvana Networks (including its wholly-owned subsidiaries Arvana Par and Arvana Comunicações do Brasil S. A. (“Arvana Com”) and BCH Beheer (and its wholly-owned subsidiary Hallotel Deutschland GmbH up to its date of disposal on December 7, 2007). The Company has ceased all operations in its subsidiary companies, and has written-off or disposed of all assets in the subsidiary companies, consequently they are now all considered to be inactive subsidiaries.

These consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. For the year ended December 31, 2007, the Company incurred a loss from operations of $3,375,390. At December 31, 2007, the Company had a working capital deficiency of $1,117,333. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

2. Summary of Significant Accounting Policies

a) Basis of presentation
The Company began to generate revenues as a result of the acquisition of Hallotel during the final four months of 2006. In 2007 the Company commenced its planned principal operations and determined its target market segments and market strategies. Consequently, the Company exited the development stage during early 2007. The Company then disposed of Hallotel in December 2007 and ceased all operations in its subsidiary companies. The Company is again in the process of evaluating business opportunities and has returned to the development stage and presents its financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company’s fiscal year end is December 31. The accompanying consolidated financial statements of Arvana Inc. for the years ended December 31, 2007 and 2006, and for the cumulative amounts from the beginning of the development stage on January 1, 2005, through December 31, 2007, have been prepared in accordance with accounting principles generally accepted in the United States for financial information with the instructions to Form 10-KSB and Regulation S-B. In the opinion of management, they include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Results are not necessarily indicative of results which may be achieved in the future.

ARVANA INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and 2006
(expressed in US dollars)

b) Basis of consolidation
Included in the financial statements are the accounts of the Company, its wholly-owned subsidiaries Arvana Networks, Arvana Par, Arvana Com, and BCH Beheer. The accounts of the Company’s formerly wholly-owned subsidiary, Hallotel, are included up to the date of its disposal on December 7, 2007. All significant inter-company transactions and balances have been eliminated.

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

The Company used the current rate method when translating its former German subsidiary operations Hallotel. All assets and liabilities denominated in a foreign currency are translated into US dollars at the exchange rate in effect on the balance sheet date. Revenue and expenses are translated at the average rates of exchange prevailing during the periods. The cumulative effects of these translation adjustments are presented as a component of comprehensive income.

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

The exchange rate prevailing at December 31, 2007, was 1.7741, stated in the Brazilian Real per one US dollar. The average exchange rate during the twelve-month period ended December 31, 2007, was 1.9516 stated in the Brazilian Real per one US dollar. For the Euro, the exchange rate prevailing at December 31, 2007, was 0.6789 US dollars per Euro and the average exchange rate during the twelve-month period ended December 31, 2007, was 0.7296 US dollars per Euro.

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
For the Years Ended December 31, 2007 and 2006
(expressed in US dollars)

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

l) Concentration of credit risk
Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash equivalents and trade accounts receivable. Trade accounts receivable in the Company’s operation in Germany consists of amounts from the carrier preselect customers and amounts from the wholesale carrier customers. The receivable from the carrier preselect customers is distributed among many customers. The receivable from the wholesale customers is considered a credit risk however with some customers, traffic is traded therefore the risk is mitigated by the accounts payable to those customers. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

ARVANA INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and 2006
(expressed in US dollars)

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

o) Stock-based compensation
The Company accounts for all stock-based payments to employees and non-employees under SFAS No. 123R, “Accounting for Stock-Based Compensation,” using the fair value based method. Under the fair value method, stock-based payments are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measurable. The cost of stock-based payments to non-employees that are fully vested and non-forfeitable at the grant date is measured and recognized at that date.

p) Net loss per share
Basic loss per share is computed using the weighted average number of common shares outstanding during the year. Diluted loss per share is computed using the weighted average number of common shares and potentially dilutive common stock equivalents, including stock options and warrants. As at December 31, 2007, the Company had 1,600,000 of potentially dilutive instruments that were excluded from the determination of diluted loss per share as they would be anti-dilutive.

q) Reclassifications
Certain of the comparative figures for the prior year have been reclassified to conform with the presentation adopted in the current year.

r) Recent accounting pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the

ARVANA INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and 2006
(expressed in US dollars)

provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”.

The Company does not expect that the adoption of these new accounting pronouncements will have a significant effect on its financial statements.

3. Arvana Networks Transaction

On August 18, 2005, Arvana Inc. (“Arvana”) completed a transaction with Arvana Networks whereby 100% of the 4,500,000 shares (1,500,000 shares of which are described below) of Arvana Networks were exchanged for an equal number of shares in Arvana Inc.

Arvana Networks had an agreement with IP Horizon LLC (“IPH”), whereby IPH was issued 1,500,000 shares in exchange for a commitment to deliver equipment, software and network hardware for the initial launching of VoIP service in Brazil.

As at December 31, 2006, the Company had not received the full complement of assets to be acquired in connection with this transaction or other consideration. Accordingly, the 1,500,000 shares were not reflected on our financial statements as having been issued. In 2007 the following agreement was reached with IPH with respect to this transaction:

i.	IPH returned to the Company for cancellation the 1,500,000 common shares of Arvana issued to IPH in August 2005.
ii.

IPH had contributed certain equipment to, and had developed certain software for, the Company, with an agreed upon value of $150,000. In settlement of the debt due from the contribution of the aforementioned equipment and software architecture services from IPH to Arvana and Arvana Networks, during 2007 the Company issued 500,000 common shares at an agreed price of $0.30 per share. The shares were recorded as being issued at a price of $0.15 per share, the price of the Company’s shares at the date of entering into the debt settlement agreement, giving rise to a gain on settlement of debt of $75,000.

iii.

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
For the Years Ended December 31, 2007 and 2006
(expressed in US dollars)

4. Arvana Comunicações Transaction

On October 6, 2005, the Company, through its wholly-owned subsidiaries, completed the first closing of an investment agreement with Gloinfo 500 Soluções EM Telemática Ltda. (“Gloinfo”) and Paulo Messina (described below) for the acquisition of Arvana Comunicações.

In early 2006, management entered into negotiations with the principals of Gloinfo with the intention of terminating the Investment Agreement by mutual agreement. On October 31, 2006 the Company signed a definitive agreement with Gloinfo pursuant to which the Investment Agreement was terminated. The main terms of the termination of the Investment Agreement that have been agreed to by Gloinfo were as follows:

i.	The terms of the Investment Agreement have been cancelled and Gloinfo transferred its 25% ownership to Arvana Par.
ii.	The customers that were to be transferred to Arvana Com under the terms of the agreement remained with Gloinfo.
iii.	The employees that were to be transferred under the terms of the agreement remained with Gloinfo.
iv.	Employees that were hired into the project were terminated and the termination costs were shared 75% by Arvana Com and 25% by Gloinfo.
v.	Arvana Com obtained the “Televoz” branding and the website associated with this product from Gloinfo.
vi.

Arvana Com retained ownership and operating control of the technology platform used by Gloinfo to service their customers. Gloinfo purchased and installed a new technology platform and was to return the original equipment to Arvana.

During 2007 the Company determined that an advance of $58,411 that it had made to Gloinfo was uncollectible and wrote it off as bad debt expense. During 2007 the Company also wrote-off $37,196 in property and equipment held by Gloinfo that the Company determined was unrecoverable.

5. BCH Beheer and Hallotel Deutschland GmbH Transactions

On August 9, 2006 the Company, Brulex – Consultadoria Economica E Marketing Ltda. (“Brulex”) and Hallotel Deutschland GmbH (“Hallotel”) entered into a share purchase agreement (the “Share Purchase Agreement”) pursuant to which the Company acquired control over Hallotel through the acquisition (the “Acquisition”) of all of the outstanding shares of BCH Beheer B.V., a wholly-owned subsidiary of the Vendor that owned all of the outstanding shares of Hallotel. The purchase price for the Acquisition was paid by way of:

i.	the issue of 3,541,700 shares of common stock of the Company, valued at $0.40 per share;
ii.	the payment of €500,000 in cash; and
iii.

the issuance of a promissory note in the principal amount of €250,000 provided that the promissory note will not be payable and will be deemed cancelled if certain information as set out in the Share Purchase Agreement to be delivered by Brulex to the Purchaser within 30 days of the closing of the Acquisition relating to certain assets was not delivered or, if delivered, did not materially conform with information provided to the Company as at the date of the Share Purchase Agreement.

ARVANA INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and 2006
(expressed in US dollars)

Pursuant to the Share Purchase Agreement, the purchase price was increased by:

i.

a payable to Brulex in the amount of €80,932 for the price actually paid by Hallotel for any telephone technology hardware or software assets acquired after October 19, 2005 and before the closing date of the Acquisition that are required for the provision of established Hallotel services to its customers; and

ii.

a payable to Brulex in the amount of €277,630 for commissions paid by Hallotel to its salespersons in respect of carrier pre-select sign-ups on net new customers after October 19, 2005 and before the closing date of the Acquisition, as provided in the Share Purchase Agreement.

Prior to the acquisition date, Arvana had paid $26,941 for acquisition related expenses and this amount was included in the purchase price. A transaction fee was paid by issuing 208,300 additional shares of common stock of the Company, valued at $0.40 per share.

The purchase price of the transaction, with a value of $2,948,003 was allocated as to $105,659 in cash, $1,080,529 in accounts receivables, $15,371 in other current assets, $1,368,845 in accounts payable and accrued liabilities and, $2,605,499 to the value of monthly subscribers held by Hallotel at the time of the acquisition. Equipment valued at $500,915 and software valued at $8,875 was held by Hallotel on the acquisition date.

On December 7, 2007, the Company entered into a settlement and share purchase agreement with Brulex to dispose of the Company’s subsidiary, Hallotel. Under the terms of the agreement Brulex returned to the Company for cancellation the 3,541,700 of its common shares issued for the acquisition of BCH Beheer and Hallotel. The shares were valued at $283,336 based on the Company’s common share price of $0.08 on December 7, 2007. The amounts due to Brulex under the terms of the original Acquisition were reduced by $447,116, which consisted of accounts payable of $338,236 and note payable of $108,880, to €225,000. The Company wrote off a receivable due from Hallotel in the amount of $74,913 as well as software retained by Hallotel in the amount of $64,104. The original investment in Hallotel by the Company of $2,948,003 was adjusted by the effect of Hallotel’s operations from acquisition to disposal resulting in a net decrease in the Company’s retained earnings of $74,455 and an accumulated other comprehensive loss of $43,099. The net effect of the above transactions resulted in a loss of $2,239,014 upon disposal of Hallotel.

6. Property and Equipment

At December 31, 2007:

		Accumulated	Net
	Cost	Amortization	Book Value

Equipment	$1,502	$800	$702

ARVANA INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and 2006
(expressed in US dollars)

At December 31, 2006

		Accumulated	Net
	Cost	Amortization	Book Value

Equipment	$205,099	$16,284	$188,815
Computer hardware	502,667	52,797	449,870
Software	94,237	2,236	92,001

	$802,003	$71,317	$730,686

7. Related Parties and Loans Payable

On August 14, 2007, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $1,900 CAD ($1,917 USD). Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $43 has been recorded in accounts payable and accrued liabilities for the year ended December 31, 2007.

On June 1, 2007, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $35,000 CAD ($35,308 USD). Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $1,197 has been recorded in accounts payable and accrued liabilities for the year ended December 31, 2007.

On February 20, 2007, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of 150,000 Euros ($220,935 USD). Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $10,614 has been recorded in accounts payable and accrued liabilities for the year ended December 31, 2007.

On November 6, 2007, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of 75,000 Euros ($110,468 USD). Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $987 has been recorded in accounts payable and accrued liabilities for the year ended December 31, 2007.

On November 14, 2007, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $250 CAD ($252 USD). Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $2 has been recorded in accounts payable and accrued liabilities for the year ended December 31, 2007.

At December 31, 2007, the Company had amounts due to related parties in the amount of $198,517 (December 31, 2006 $47,551). This amount includes $136,100 (December 31, 2006 $35,000) payable to three directors for services rendered during the year. This amount is to be paid part in cash and part in stock at a future date with the number of common shares determined by the fair value of the shares on the settlement date. The amounts owing bear no interest and are unsecured.

For the year ended December 31, 2007, $26,707 (December 31, 2006 $NIL) was incurred in general and administrative expenses by the Company for services rendered by the current Chief Financial Officer and Corporate Secretary of the Company. At December 31, 2007, $20,176 (December 31, 2006 $17,200) was owed to the former Chief Financial Officer and Corporate Secretary and $28,246 (December 31, 2006 $24,080) was owed to the former President / Chief Executive Officer. The Corporate Secretary of Arvana Networks Inc. was owed $13,995 at December 31, 2007 (December 31, 2006 $6,364). The amounts owing bear no interest and are unsecured.

ARVANA INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and 2006
(expressed in US dollars)

For the year ended December 31, 2006, $298,560 was incurred by the Company for services rendered by directors, the past President, the Corporate Secretary of Arvana Inc. and the Corporate Secretary of Arvana Networks. As at December 31, 2006, $47,551 was owed to these individuals.

During the year ended December 31, 2006 the Company issued 451,875 common shares to Directors of the Company as settlement for outstanding debt. The shares were valued at the market price of the Company’s stock on the date of settlement.

8. Share Capital

(a) During the quarter ended December 31, 2007, 3,541,700 shares were to be returned to the Company and cancelled as part of the Brulex Settlement Agreement entered into on December 7, 2007, see Note 5. These shares had not yet been received at December 31, 2007 and have been recorded as treasury stock at a value of $283,336 until they are received and cancelled.

During the quarter ended September 30, 2007, the Company cancelled and returned to treasury 16,000 common shares at a par value of $0.001 per share. These shares had been held as unissued by the Company’s legal counsel.

During the quarter ended September 30, 2007, the Company issued 500,000 common shares at a price of $0.15 per share in settlement of debt, see Note 3.

During the quarter ended December 31, 2006, the Company issued shares for the settlement of debt owed to three directors for services rendered during fiscal 2006. The Company issued 451,875 shares in settlement of $180,750 in debt.

On October 31, 2006, the Company completed a private placement with three investors of 2,625,000 shares of the Company’s common stock at a price of US$0.40 per share for gross proceeds of US$1,050,000. A commission of US$73,500 was paid in connection with the private placement transaction. Net proceeds were $976,500.

During the quarter ended September 30, 2006, the Company issued 3,541,700 shares for part of the consideration for the purchase of BCH Beheer and its wholly-owned subsidiary Hallotel Deutschland GmbH. The Company also issued 208,300 shares as a finder’s fee for the same transaction, see Note 5.

(b) The Company accounts for all stock-based payments to employees and non-employees under SFAS No.123R, “Accounting for Stock-Based Compensation,” using the fair value based method. Under the fair value method, stock-based payments are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measurable. The cost of stock-based payments to non-employees that are fully vested and non-forfeitable at the grant date is measured and recognized at that date.

(c) The Company has a stock option plan in place under which it is authorized to grant options to executive officers and directors, employees and consultants enabling them to acquire up to 10% of the issued and outstanding common stock of the Company. Under the plan, the exercise price of each option equals the market price of the Company's stock as calculated on the date of grant. The options can be granted for a maximum term of 10 years. On June 5, 2006, the Company granted 1,600,000 stock options to its directors and employees. Each option is exercisable into one common share until December 31, 2009 at an exercise price of $1.25. The options were valued at $1,424,000 using the Black-Scholes model, and will be expensed over the vesting period of the options. The Company recorded an expense of $662,800 in 2007 ($232,400 in 2006) for the pro-rated portion of the full charge. The weighted average fair value of options granted during 2006 was $0.89.

ARVANA INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and 2006
(expressed in US dollars)

As at December 31, 2007, the following incentive stock options are outstanding:

Number	Exercise
of options	Price	Expiry Date

1,600,000	$ 1.25	December 31, 2009

Stock option transactions and the number of share options outstanding are summarized as follows:

		Weighted
		Average
	Number	Exercise
	of Options	Price

Balance, December 31, 2005	-	$-
Options granted	1,600,000	1.25
Options expired	-	-
Options exercised	-	-
Balance, December 31, 2006	1,600,000	1.25
Options granted	-	-
Options expired	-	-
Options exercised	-	-
Balance, December 31, 2007	1,600,000	$1.25

Number of options currently exercisable	1,066,667	$1.25

The following assumptions were used for the Black-Scholes valuation of stock options granted:

Risk-free interest rate	5.00%
Expected life of options	3.6 years
Annualized volatility	100%
Dividend rate	0.00%

9. Segmented Information

The Company had one reportable segment, which was the development of VoIP telephone services. That reportable segment was determined based on the nature of the products offered. All the total property and equipment of $702 at December 31, 2007 is located in North America, at December 31, 2006, $81,262 was located in North America, $30,837 was located in Brazil and $618,587 was located in Germany. All of the Company’s revenue was generated in Germany from its disposed-of subsidiary Hallotel prior to disposal.

ARVANA INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and 2006
(expressed in US dollars)

10. Deferred Income Taxes

Income tax benefits attributable to losses from United States of America operations was $Nil for the years ended December 31, 2007 and 2006, and differed from the amounts computed by applying the United States of America federal income tax rate of 34 percent to pretax losses from operations as a result of the following:

	2007	2006

Loss for the year before income taxes	$(3,320,855)	$(1,730,430)

Computed "expected" tax benefit	$(1,129,091)	$(588,346)
Non deductible expenses	1,112,081	180,253
Lower effective income tax rate on (income) loss	(14,354)	34,841
of foreign subsidiaries
Change in valuation allowance	85,899	385,752

Income tax expense	$54,535	$12,500

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 are presented below:

	2007	2006
Deferred tax assets:
Net operating loss carry forwards - US	$295,099	$223,863
Net operating loss carry forwards - Brazil	391,418	324,493
Net operating loss carry forwards – Barbados	51,014	51,014
	737,531	599,370
Valuation allowance	(737,531)	(599,370)
Net deferred tax assets	-	-
Deferred tax liabilities:
Property and equipment – Germany	-	(59,159)
Net deferred tax liabilities	$-	$(59,159)

The valuation allowance for deferred tax assets as of December 31, 2007 and 2006 was $737,531 and $599,370, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

ARVANA INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and 2006
(expressed in US dollars)

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in assessing the realizability of deferred tax assets. In order to fully realize the deferred tax asset attributable to net operating loss carryforwards, the Company will need to generate future taxable income of approximately $2,220,000 prior to the expiration of the net operating loss carryforwards. Of the $2,223,224 operating loss carryforwards, $867,939 is attributable to the US, and expires between 2026 to 2028; $1,151,229 is attributable to Brazil and can be carried forward indefinitely. The remaining $204,056 is attributable to Barbados and will expire in 2016.

11. Subsequent Events

Subsequent to December 31, 2007 the Company has received loans from four individuals totaling $200,000. The loans are unsecured, payable on demand and bear interest at the rate of 6% per annum.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Engagement of Davidson and Company

We engaged Davidson and Company, Chartered Accountants, as its principal independent registered public accounting firm effective May 9, 2007. Concurrent with this appointment, Dohan and Company, Certified Public Accountants ("Dohan and Company") have resigned as principal independent registered public accounting firm of the Company effective May 9, 2007. The decision to change the Company’s principal independent registered public accounting firm has been approved by the Company’s board of directors.

During the period of Dohan and Company’s engagement as our principal independent registered public accounting firm from January 25, 2006 to May 9, 2007, there were no disagreements between the Company and Dohan and Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of Dohan and Company would have caused them to make reference thereto in their report on the Company’s audited consolidated financial statements.

We provided Dohan and Company with a copy of the foregoing disclosures and requested in writing that Dohan and Company furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not they agree with such disclosures. The Company received the requested letter from Dohan and Company wherein they have confirmed their agreement to the Company’s disclosures. A copy of Dohan and Company’s letter has been filed as an exhibit to our Current Report on Form 8-K dated May 8, 2007.

ITEM 8A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-KSB for the year ended December 31, 2007 fairly present our financial condition, results of operations and cash flows in all material respects.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the Evaluation Date, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the Evaluation Date.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

Insufficient Number of Directors to form a Functioning Audit Committee: We only have two directors on our Board of Directors and while they are both outside directors this is not considered sufficient to have a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) consider appointing outside directors and audit committee members in the future.

Management, including our Chief Executive Officer and Chief Financial Officer, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in internal control over financial reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2007 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls and procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that the our controls and procedures will prevent all potential errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

ITEM 8B.	OTHER INFORMATION.

Not applicable.

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our current executive officers and directors are:

Name	Age	Position
Sir John Baring (1)	60	Chairman of the Board of Directors
Ross Wilmot (1)	64	Director
Wayne Smith	51	Chief Executive Officer and Chief Financial Officer

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

Wayne Smith has been the Chief Financial Officer since May 8, 2007, and the Chief Executive Officer since December 7, 2007. Prior to working for the Company, Mr. Smith worked for Visiphor Corporation as Chief Operating Officer and Chief Financial Officer from July 2003 through January 2007. Prior to that time, he served as Visiphor’s Chief Financial Officer from September 2002 to July 2003, and began with Visiphor in May 2002. Since 1997, Mr. Smith has also been a partner of TelePartners Consulting Inc., a consulting services company that provides management and financial consulting services. From May 2002 to September 2002, Mr. Smith served as comptroller of International Portfolio Management. From October 2001 to May 2002, Mr. Smith was a risk management advisor of Peter Reimer & Associates. From 1997 to July 2001 Mr. Smith was an Audit Senior of Amisano Hanson Chartered Accountants. Mr. Smith holds a Chartered Accountant’s designation in Canada.

Each of our directors was appointed as a director at our annual meeting of shareholders on July 24, 2006. Each member of our board of directors is elected annually and holds office until the next annual meeting of shareholders or until his or her successor has been elected or appointed, unless his or her office is earlier vacated in accordance with our bylaws. Our officers serve at the discretion of our board of directors and are appointed annually.

Audit Committee and Audit Committee Financial Expert

Our board of directors has established an audit committee that is comprised of Sir John Baring, Chairman, and Ross Wilmot.

Our board of directors has determined that Mr. Wilmot qualifies as an “audit committee financial expert”, as defined by the rules of the SEC. Our board of directors has further determined that Mr. Wilmot and Sir John are “independent” as that term is defined in Rule 121 of the American Stock Exchange (“AMEX”) listing standards.

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

Code of Ethics

We have adopted a Code of Ethics that applies to all the Company’s directors, officers and employees. A copy of our Code of Ethics was incorporated by reference in our previously filed Form 10-KSB for fiscal 2006 as an exhibit.

Significant Employees

We do not have any other significant employees, other than our directors and executive officers named above.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended December 31, 2007 all such filing requirements applicable to our officers and directors were complied with, except as set forth below:

Name and Principal Position	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Form
Wayne Smith, CFO	Nil	Nil	Nil
Teyfik Oezcan, former Director and former CEO	Nil	Nil	Nil
Ross Wilmot, Director	Nil	Nil	Nil
Karen Engleson, former Corporate Secretary and former CFO	Nil	Nil	Nil
Brulex ( formerly greater than 10% Shareholder)	Nil	Nil	One

ITEM 10.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth certain compensation information for:

  Teyfik Oezcan, our former chief executive officer,

  Wayne Smith, our chief financial officer,

  Karen Engleson, our former chief financial officer and former corporate secretary,

One former executive officer of the Company earned total annual salary and bonus exceeding $100,000 during the fiscal year ended December 31, 2007.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awar ds ($)	Option Awards ($)	Non- Equity Incenti ve Plan Compe n-sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Teyfik Oezcan, former President and former Chief Executive Officer(1)	2007 2006 2005	$229,544(1) $6,500 Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$229,544 $6,500 Nil
Wayne Smith, Chief Financial Officer(2)	2007 2006 2005	$26,707 Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$26,707 Nil Nil
Karen Engleson, Former Chief Financial Officer and former Corporate Secretary(3)	2007 2006 2005	$12,919 Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil $89,000 Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$12,919 $89,000 Nil

(1)

Mr. Oezcan was appointed president and chief executive officer on December 20, 2006 and held this position until December 7, 2007. His contract calls for an annual salary of 180,000 euro. The pro- rated amount he was paid for the period until December 7, 2007 was 168,164 euro ($229,544 USD).

(2)	Mr. Smith was appointed as our chief financial officer on May 8, 2007.

(3)	Ms. Engleson was appointed as our corporate secretary in October 2005. She was also appointed as acting chief financial officer on March 14, 2007 and held this position until May 8, 2007.

Outstanding Equity Awards as of December 31, 2007

The following table summarizes the outstanding equity awards as of December 31, 2007 for each of our named executive officers:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Teyfik Oezcan	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Wayne Smith	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Karen Engleson	33,333(1)	66,667(1)	N/A	$1.25	December 31, 2009	N/A	N/A	N/A	N/A

(1) Unvested options vest as to one-third on each of January 1, 2007, January 1, 2008 and January 1, 2009.

No share purchase options were granted to or exercised by our named executive officers during our fiscal year ended December 31, 2007.

Long-Term Incentive Plans

We do not have any long-term incentive plans, pension plans, or similar compensatory plans for our directors or executive officers.

Change of Control Agreements

We are not party to any change of control agreements with any of our directors or executive officers.

Compensation of Directors

The following table summarizes the compensation of our company’s directors for the year ended December 31, 2007:

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentiv e Plan Compen -sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Sir John Baring	$60,000	$0	$0	$0	$0	$0	$60,000
Ross Wilmot	$63,600	$0	$0	$0	$0	$0	$63,600
Leonard Gordon	$12,500	$0	$0	$0	$0	$0	$12,500

1)

Teyfik Oezcan, Wayne Smith and Karen Engleson are not included in this table as they are reported as officers or former officers of the Company and did not receive additional compensation for their service as directors. The Company’s standard compensation arrangement for directors consists of $5,000 per month payable 50% in cash and 50% in shares. The Company has deferred all cash and share payments to directors until receipt of additional financing.

Outstanding Equity Awards as of December 31, 2007

The following table summarizes the outstanding equity awards as of December 31, 2007 for each of our directors:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Sir John Baring	50,000	100,000(1)	N/A	$1.25	December 31, 2009	N/A	N/A	N/A	N/A

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Ross Wilmot	50,000	100,000(1)	N/A	$1.25	December 31, 2009	N/A	N/A	N/A	N/A

1)

Teyfik Oezcan, Wayne Smith and Karen Engleson are not included in this table as they are reported as officers or former officers of the Company and did not receive additional compensation for their service as directors.

2)	Unvested options vest as to one-third on each of January 1, 2007, January 1, 2008 and January 1, 2009.

No share purchase options were granted to or exercised by our directors during our fiscal year ended December 31, 2007.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as at April 14, 2008 by: (i) each of our directors, (ii) each of our executive officers, (iii) our executive officers and directors as a group, and (iv) each beneficial shareholder known to us to own more than 5% of our outstanding common stock. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Common Shares	Percentage of Common Shares(1)
Directors and Officers
Common Stock	Wayne Smith, CEO and CFO 11C-1015 Ironwork Passage Vancouver, BC V6H 3R4	Nil	Nil
Common Stock	Sir John Baring, director (2) 328 Arcadia Drive Ancramdale, New York 12503	392,500	2.1%
Common Stock	Ross Wilmot, director(3) 13548 19th Avenue South Surrey B.C. V4A 6B4	263,125	1.4%
Common Stock	All Directors and Executive Officers as a Group (3 persons)	655,625	3.5%
5% Shareholders
Common Stock	N/A	N/A	N/A

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 15, 2008. The percentage calculations are based on the aggregate of 17,660,675 shares issued and outstanding as at April 15, 2008 plus 1,066,667 options that are eligible to be exercised on January 1, 2008 for a total of 18,727,342 shares.

(2)	Includes 292,500 common shares held in the name of Sir John Baring, and 100,000 shares issuable pursuant to the Company’s stock option plan exercisable within 60 days of April 15, 2008.

(3)	Includes 163,125 common shares held in the name of Ross Wilmot, and 100,000 shares issuable pursuant to the Company’s stock option plan exercisable within 60 days of April 15, 2008.

Change of Control

We are not aware of any arrangement that might result in a change in control in the future.

Equity Compensation Plan Information as at December 31, 2007

Plan Category	Number of securities to be issued upon exercise of outstanding options.	Exercise price	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by security holders	1,600,000	$1.25	1,400,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A
	1,600,000	$1.25	1,400,000

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

Amounts Due to Related Parties

At December 31, 2007, amounts due to related parties included $63,600 owed by us to Ross Wilmot and $60,000 owed by us to Sir John Baring, both directors of the Company. These amounts are unsecured, non-interest bearing and payable on demand.

Brulex – Consultadoria Economica E Marketing Ltda.

On August 9, 2006 the Company, Brulex – Consultadoria Economica E Marketing Ltda. (“Brulex”) and Hallotel Deutschland GmbH (“Hallotel”) entered into a share purchase agreement (the “Share Purchase Agreement”) pursuant to which the Company acquired control over Hallotel through the acquisition (the “Acquisition”) of all of the outstanding shares of BCH Beheer B.V., a wholly-owned subsidiary of the Vendor that owned all of the outstanding shares of Hallotel. The purchase price for the Acquisition was paid by way of:

iv.	the issue of 3,541,700 shares of common stock of the Company, valued at $0.40 per share;
v.	the payment of €500,000 ($639,700) in cash; and
vi.

the issuance of a promissory note in the principal amount of €250,000 provided that the promissory note will not be payable and will be deemed cancelled if certain information as set out in the Share Purchase Agreement to be delivered by Brulex to the Purchaser within 30 days of the closing of the Acquisition relating to certain assets was not delivered or, if delivered, did not materially conform with information provided to the Company as at the date of the Share Purchase Agreement.

Pursuant to the Share Purchase Agreement, the purchase price was increased by:

i.

a payable to Brulex in the amount of €80,932 for the price actually paid by Hallotel for any telephone technology hardware or software assets acquired after October 19, 2005 and before the closing date of the Acquisition that are required for the provision of established Hallotel services to its customers; and

iii.

a payable to Brulex in the amount of €277,630 for commissions paid by Hallotel to its salespersons in respect of carrier pre-select sign-ups on net new customers after October 19, 2005 and before the closing date of the Acquisition, as provided in the Share Purchase Agreement.

Prior to the acquisition date, Arvana had paid $26,941 for acquisition related expenses and this amount was included in the purchase price. A transaction fee was paid by issuing 208,300 additional shares of common stock of the Company, valued at $0.40 per share.

The purchase price of the transaction, with a deemed value of $2,948,003 was allocated as to $105,659 in cash, $1,080,529 in accounts receivables, $15,371 in other current assets, $1,368,845 in accounts payable and accrued liabilities and, $2,605,499 to the value of monthly subscribers held by Hallotel at the time of the acquisition. Equipment valued at $500,915 and software valued at $8,875 was held by Hallotel on the acquisition date.

On December 7, 2007, the Company entered into a settlement and share purchase agreement with Brulex to dispose of the Company’s subsidiary, Hallotel. Under the terms of the agreement Brulex returned to the Company for cancellation the 3,541,700 of its common shares issued for the acquisition of BCH Beheer and Hallotel. The shares were valued at $283,336 based on the Company’s common share price of $0.08 on December 7, 2007. The amounts due to Brulex under the terms of the original Acquisition were reduced by $447,116 to €225,000. The Company wrote off a receivable due from Hallotel in the amount of $74,913 as well as software retained by Hallotel in the amount of $64,104. The original investment in Hallotel by the Company of $2,948,003 was adjusted by the effect of Hallotel’s operations from acquisition to disposal resulting in a net decrease in the Company’s retained earnings of $74,455 and an accumulated other comprehensive loss of $43,099. The net effect of the above transactions resulted in a loss of $2,239,014 upon disposal of Hallotel.

ITEM 13.	EXHIBITS

The following exhibits are included with this Annual Report on Form 10-KSB:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Bylaws, as amended(1)
10.1	Agreement and Plan of Reorganization between the Company, Arvana Networks, Inc. and the Shareholders of Arvana Networks, Inc. dated August 18, 2005(2)
10.2	Investment Agreement dated October 6, 2005 between the Company, Arvana Networks, Inc., Arvana Participações S.A., Gloinfo 500 Soluções EM Telemática Ltda. and Paulo Messina (3)
10.3

Amendment to Investment Agreement signed October 6, 2005 and dated October 4, 2005 between the Company, Arvana Networks, Inc., Arvana Participações S.A., Gloinfo 500 Soluções EM Telemática Ltda. and Paulo Messina(3)

10.2	2006 Stock Option Plan, dated June 5, 20065(5)
10.5	Share Purchase Agreement dated August 9, 2006 among Brulex-Consultadoria Economica E Marketing Ltda, Turinco Inc. and Hallotel Deutschland GmbH (6)
10.6

Termination Agreement between Arvana Inc., Gloinfo 500 Soluções EM Telemática Ltda., Paulo Santos Messina and Lucia Sangiacomo Messina, Arvana Participações S.A., Arvana Comunicações do Brasil S. A. and Arvana Networks Inc. dated October 31, 2006. (7)

10.7	Regulation D Debt Conversion Agreement between Arvana Inc, Arvana Networks Inc, and IPH Horizon LLC, dated March 28, 2007(8)
10.8	Settlement and Share Purchase Agreement between Arvana Inc, Hallotel Deutschland GMBH, BCH Beheer B.V., and Teyfik Oezcan, dated December 7, 2007. (10)
10.9	Settlement and Share Repurchase Agreement between Arvana Inc and Brulex- Consultadoria Economica E Marketing Ltda, dated December 7, 2007. (10)
14.1	Code of Ethics (4)
16.1	Change in Registrant’s Certifying Accountant, dated May 8, 2007(9)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (11)

32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (11)

(1)	Previously filed with the SEC as an exhibit to the Company’s registration statement on Form 10- SB filed with the SEC on May 24, 2000.

(2)	Previously filed with the SEC as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2005.

(3)	Previously filed with the SEC as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2005.

(4)	Previously filed with the SEC as an exhibit to the Company’s Annual Report on Form 10-KSB filed with the SEC on March 31, 2006.

(5)	Previously filed with the SEC as an exhibit to the Company’s Quarterly Report on Form 8-K filed with the SEC on June 7, 2006.

(6)	Previously filed with the SEC as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2006.

(7)	Previously filed with the SEC as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2006.

(8)	Previously filed with the SEC as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2007.

(9)	Previously filed with the SEC as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2007.

(10)	Previously filed with the SEC as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2007.

(11)	Filed as an exhibit to this Annual Report on Form 10-KSB.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth information regarding the amount billed to us by our independent auditor, Davidson & Company, LLP, for our last fiscal year and our prior independent auditor, Dohan and Company CPA's PA, for the previous fiscal year ended December 31, 2006:

	Years ended December 31
	2007	2006
Audit Fees:	$25,000	$38,400
Audit Related Fees:	$18,834	$20,006
Tax Fees:	$Nil	$Nil
All Other Fees:	$Nil	$Nil
Total:	$38,834	$58,406

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

ARVANA INC.

By:	/s/ Wayne Smith
Wayne Smith, Chief Executive Officer

Date:	April 14, 2008

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Wayne Smith
Wayne Smith, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	April 14, 2008

By:	/s/ Sir John Baring
Sir John Baring
Director

Date:	April 14, 2008

By:	/s/ Ross Wilmot
Ross Wilmot
Director

Date:	April 14, 2008