Form 10-Q
period 2008-03-31
ARVANA INC
filed 2008-05-15
CIK 1113313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes[X]    No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the Issuer’s common stock, $0.001 par value per share, was 21,202,375 as of May 12, 2008.

PART I

ARVANA INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2008

Item 1.               Financial Statements

The following unaudited consolidated interim financial statements of Arvana Inc. are included in this Quarterly Report on Form 10-Q:

ARVANA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	March 31,	December 31,
	2008	2007

ASSETS

Current
Cash	$30,187	$2,913
Amounts due from related parties	-	-

	30,187	2,913

Long-term
Property and equipment (Note 3)	628	702
Investment in BCH Beheer	-	-

	$30,815	$3,615

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Accounts payable and accrued liabilities	$308,875	$340,122
Note payable	237,000	220,935
Amounts due to related parties (Note 4)	196,857	198,517
Loans Payable (Note 4)	494,741	360,672

	1,237,473	1,120,246

Stockholders' equity
Common stock (Note 5)
100,000,000 common shares authorized at $0.001 par value;
21,202,375 common shares issued and outstanding (December 31, 2007 - 20,718,375)	21,203	21,203
Additional paid-in capital	21,195,101	20,897,501
Deficit	(95,331)	(95,331)
Deficit accumulated during the development stage	(22,044,295)	(21,656,668)

	(923,322)	(833,295)
Less: Treasury stock - 3,541,700 common shares (December 31, 2007 - 3,541,700)	(283,336)	(283,336)

	(1,206,658)	(1,116,631)

	$30,815	$3,615

The accompanying notes are an integral part of these consolidated financial statements.

ARVANA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

			Cumulative amounts
			from the beginning of the
	For the three months ended		development stage on
	March 31,		January 1, 2005 to
	2008	2007	March 31, 2008

Sales	$-	$1,716,220	$7,573,714
Cost of sales	-	(1,294,987)	(5,896,638)

Gross profit	-	421,233	1,677,076

Operating expenses
Selling and promotion	-	(4,864)	(188,078)
General and administrative	(89,953)	(398,819)	(3,801,406)
Research and development	-	-	(170,083)
Depreciation	(74)	(50,763)	(269,796)

Operating loss	(90,027)	(33,213)	(2,752,287)

Other items
Stock-based compensation (Note 8)	(297,600)	(463,600)	(9,606,090)
Loss on write-off of equipment (Note 4)	-	(10,059)	(67,798)
Loss on acquisition of Arvana Networks (Note 3)	-	-	(7,013,310)
Loss on acquisition of Arvana Com (Note 4)	-	-	(279,037)
Loss on bad debt expense (Note 4)	-	-	(58,411)
Loss on disposal of Hallotel	-	-	(2,239,014)
Other income	-	38,961	9,425
Gain on debt settlement	-	-	75,000

Net loss before income taxes	(387,627)	(467,911)	(21,931,522)

Income taxes	-	(52,213)	(67,035)

Net loss for the period	$(387,627)	$(520,124)	$(21,998,557)

Other comprehensive gain (loss)	-	2,057	(45,740)

Comprehensive loss for the period	$(387,627)	$(518,067)	$(22,044,297)

Loss per share - basic and diluted	$(0.02)	$(0.03)

Weighted average number of common shares outstanding	21,202,375	20,705,219

The accompanying notes are an integral part of these consolidated financial statements.

ARVANA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

			Cumulative
			amounts from the beginning of the
	For the three months ended		development stage on
	March 31,		January 1, 2005 to
	2008	2007	March 31, 2008

Cash flows from operating activities
Net loss for the period	$(387,627)	$(520,124)	$(21,998,557)

Items not involving cash:
Depreciation and amortization	74	50,763	269,796
Stock-based compensation	297,600	463,600	9,606,090
Loss on acquisition of Arvana Networks	-	-	7,013,310
Loss on acquisition of Arvana Comunicacoes	-	-	279,037
Loss on write-off of equipment	-	10,059	67,798
Loss on bad debt expense	-	-	58,411
Gain on debt settlement	-	-	(75,000)
Loss on disposal of Hallotel	-	-	2,239,014
Deferred income taxes	-	(3,377)	31,294
Foreign exchange	11,078	-	11,078
Changes in non-cash working capital:
Receivables	-	(59,821)	(503,998)
Accounts payable and accrued liabilities	(27,920)	118,255	1,421,774

Net cash used in operations	(106,795)	59,355	(1,579,953)

Cash flows from investing activities
Acquisition of equipment	-	(9,293)	(378,751)
Proceeds of sale of equipment	-	-	3,702
Cash portion of Investment in BCH Beheer / Hallotel	-	-	(1,445,235)
Cash of Hallotel on disposition date	-	-	(53,136)
Cash of BCH Beheer / Hallotel on acquisition date	-	-	105,659
Cash of Arvana Networks on acquisition date	-	-	5,800
Cash of Arvana Comunicacoes on acquisition date	-	-	62,465

Net cash used in investing activities	-	(9,293)	(1,699,496)

Cash flows from financing activities
Advances from (to) related parties	-	(45,593)	(239,334)
Proceeds of loan payable	134,069	200,595	494,741
Contribution to capital	-	-	900
Proceeds from issuance of common stock, net of finders' fees	-	-	3,097,750

Net cash provided by financing activities	134,069	155,002	3,354,057

Effect of exchange rate changes on cash	-	2,148	(45,653)

Increase (decrease) in cash	27,274	207,212	28,955

Cash , beginning of period	2,913	233,452	1,232

Cash, end of period	$30,187	$440,664	$30,187

Supplementary information
Interest paid	$-	$893
Taxes paid	-	161

Transactions not involving cash
Write-off of software associated with the disposal of Hallotel	-	-	64,104
Issuance of stock for settlement of debt; 500,000 shares of common stock	-	-	75,000
Decrease in accounts payable due to Brulex due to disposal of Hallotel	-	-	338,236
Decrease in note payable due to Brulex due to disposal of Hallotel	-	-	108,880
Loss of receivables due to Hallotel disposal	-	-	1,554,068
Loss of property and equipment due to Hallotel disposal	-	-	516,497
Loss of accounts payable and accrued liabilities due to Hallotel disposal	-	-	1,867,306
Loss of deferred income tax liability due to Hallotel disposal	-	-	31,445

Common shares cancelled due to disposal of Hallotel (3,541,700 @ $0.08)	-	-	283,336
Common shares issued for services (451,875 @ $0.40)	-	-	180,750
Common shares issued for acquisition of BCH Beheer / Hallotel (3,541,700 @ $0.40)	-	-	1,416,680
Common shares issued for finders fees for BCH Beheer / Hallotel Acquisition (208,300 @ $0.40)	-	-	83,320

The accompanying notes are an integral part of these consolidated financial statements.

ARVANA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	Common Stock		Treasury Stock				Deficit
							Accumulated	Accumlated
					Additional		during the	other	Total
					Paid-in		development	comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	stage	loss	Equity

From inception to December 31, 2004	8,253,000	$8,253	-	$-	$88,310	$(95,331)	$-	$-	$1,232

Contribution to capital	-	-	-	-	900	-	-	-	900
Return and cancellation of common stock - March 2005	(1,350,000)	(1,350)	-	-	1,350	-	-	-	-
Issuance of common stock for cash at $0.10 - May 2005	3,000,000	3,000	-	-	5,997,000	-	-	-	6,000,000
Issuance of common stock for cash at $1.25 - July 2005	400,000	400	-	-	911,600	-	-	-	912,000
Return and cancellation of common stock - August 2005	(1,017,000)	(1,017)	-	-	1,017	-	-	-	-
Issuance of common stock for cash at $1.25 - August 2005	792,000	792	-	-	1,804,968	-	-	-	1,805,760
Issuance of common stock for finders fee at $2.28 - August 2005	330,000	330	-	-	752,070	-	-	-	752,400
Issuance of common stock in transaction with Arvana Networks at $2.28 - August 2005	3,000,000	3,000	-	-	6,837,000	-	-	-	6,840,000
Finders fees paid in cash - July, August, September 2005	-	-	-	-	(164,000)	-	-	-	(164,000)
Issuance of common stock for cash at $1.25 - October 2005	440,000	440	-	-	1,002,760	-	-	-	1,003,200
Issuance of common stock for finders fee at $2.28 - October 2005	43,500	44	-	-	99,137	-	-	-	99,181
Finders fees paid in cash - October 2005	-	-	-	-	(54,750)	-	-	-	(54,750)
Net operating loss for the year ended December 31, 2005	-	-	-	-	-	-	(16,492,608)	-	(16,492,608)

Balance December 31, 2005	13,891,500	$13,892	-	$-	$17,277,362	$(95,331)	$(16,492,608)	$-	$703,315

Stock-based compensation	-	-	-	-	232,400	-	-	-	232,400
Issuance of common stock for acquisition of BCH Beheer / Hallotel, including transaction fee	3,750,000	3,750	-	-	1,496,250	-	-	-	1,500,000
Issuance of common stock for cash at $0.40	2,625,000	2,625	-	-	1,047,375	-	-	-	1,050,000
Issuance of common stock for services at $0.40	451,875	452	-	-	180,298	-	-	-	180,750
Finders fees paid in cash	-	-	-	-	(73,500)	-	-	-	(73,500)
Net operating loss for the year ended December 31, 2006	-	-	-	-	-	-	(1,742,930)	-	(1,742,930)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(59,530)	(59,530)

Balance December 31, 2006	20,718,375	$20,719	-	$-	$20,160,185	$(95,331)	$(18,235,538)	$(59,530)	$1,790,505

Stock-based compensation	-	-	-	-	662,800	-	-	-	662,800
Return and cancellation of common stock	(16,000)	(16)	-	-	16	-	-	-	-
Issuance of common stock for debt settlement	500,000	500	-	-	74,500	-	-	-	75,000
Treasury stock acquired on disposal of subsidiary	-	-	(3,541,700)	(283,336)		-	(45,740)	45,740	(283,336)
Net operating loss for the year ended December 31, 2007	-	-	-	-	-	-	(3,375,390)	-	(3,375,390)
Foreign currency translation adjustment	-	-	-	-	-	-	-	13,790	13,790

Balance December 31, 2007	21,202,375	$21,203	(3,541,700)	$(283,336)	$20,897,501	$(95,331)	$(21,656,668)	$-	$(1,116,631)

Stock-based compensation	-	-	-	-	297,600	-	-	-	297,600
Net operating loss for the quarter ended March 31, 2008	-	-	-	-	-	-	(387,627)	-	(387,627)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-

Balance March 31, 2008	21,202,375	$21,203	(3,541,700)	$(283,336)	$21,195,101	$(95,331)	$(22,044,295)	$-	$(1,206,658)

The accompanying notes are an integral part of these consolidated financial statements.

ARVANA INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2008 and 2007
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

These consolidated interim financial statements for the three month period ended March 31, 2008 include the accounts of the Company, and its wholly-owned subsidiaries Arvana Networks (including its wholly-owned subsidiaries Arvana Par and Arvana Comunicações do Brasil S. A. (“Arvana Com”) and BCH Beheer. The Company has ceased all operations in its subsidiary companies, and has written-off or disposed of all assets in the subsidiary companies, consequently they are now all considered to be inactive subsidiaries.

These consolidated interim financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. For the three month period ended March 31, 2008, the Company incurred a loss from operations of $387,627. At March 31, 2008, the Company had a working capital deficiency of $1,207,286. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

2. Summary of Significant Accounting Policies

a) Basis of presentation

The Company began to generate revenues as a result of the acquisition of Hallotel during the final four months of 2006. In 2007 the Company commenced its planned principal operations and determined its target market segments and market strategies. The Company then disposed of Hallotel in December 2007 and ceased all operations in its subsidiary companies. The Company is again in the process of evaluating business opportunities and is in the development stage and presents its financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company’s fiscal year end is December 31. The accompanying consolidated interim financial statements of Arvana Inc. for the three month periods ended March 31, 2008 and 2007, and for the cumulative amounts from the beginning of the development stage on January 1, 2005, through March 31, 2008, have been prepared in accordance with accounting principles generally accepted in the United States for financial information with the instructions to Form 10-Q and Regulation S-X. Although they are unaudited, in the opinion of management, they include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Results are not necessarily indicative of results which may be achieved in the future. The consolidated interim financial statements and notes appearing in this report should be read in conjunction with the Company’s consolidated audited financial statements and related notes

ARVANA INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2008 and 2007
(expressed in US dollars)
(Unaudited)

2. Summary of Significant Accounting Policies con’t

thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2008 (file no. 000-30695).

b) Recent accounting pronouncements

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

FASB Staff Position 157-2 (“FSP FAS 157-2”) delayed the effective date of FAS 157 until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted FAS 157 on January 1, 2008, and utilized the one year deferral for nonfinancial assets and nonfinancial liabilities that was granted by FSP FAS 157-2. The adoption of FAS 157 did not have a material impact on the Company’s consolidated financial statements.

In February, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of FAS 159 did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133, and how derivative instruments and related hedged items affect an entity’s operating results, financial position, and cash flows. FAS 161 is effective for fiscal years beginning after November 15, 2008. Early adoption is permitted. The Company is currently reviewing the provisions of FAS 161 and has not yet adopted the statement. However, as the provisions of FAS 161 are only related to disclosure of derivative and hedging activities, the Company does not believe the adoption of FAS 161 will have a material impact on its consolidated operating results, financial position, or cash flows.

ARVANA INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2008 and 2007
(expressed in US dollars)
(Unaudited)

3. Property and Equipment

At March 31, 2008:
		Accumulated	Net
	Cost	Amortization	Book Value
Equipment	$1,502	$874	$628

At December 31, 2007
		Accumulated	Net
	Cost	Amortization	Book Value
Equipment	$1,502	$800	$702

4. Related Parties and Loans Payable

On June 1, 2007, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $35,000 CAD ($34,241 USD). Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $1,712 has been recorded in accounts payable and accrued liabilities for the period ended March 31, 2008.

On February 20, 2007, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of 150,000 Euros ($237,000 USD). Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $15,800 has been recorded in accounts payable and accrued liabilities for the period ended March 31, 2008.

On November 6, 2007, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of 75,000 Euros ($118,500 USD). Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $2,844 has been recorded in accounts payable and accrued liabilities for the period ended March 31, 2008.

On March 26, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $50,000 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $48 has been recorded in accounts payable and accrued liabilities for the period ended March 31, 2008.

On March 26, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $5,000 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $5 has been recorded in accounts payable and accrued liabilities for the period ended March 31, 2008.

ARVANA INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2008 and 2007
(expressed in US dollars)
(Unaudited)

4. Related Parties and Loans Payable con’t

On March 31, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $50,000 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $8 has been recorded in accounts payable and accrued liabilities for the period ended March 31, 2008.

At March 31, 2008, the Company had amounts due to related parties in the amount of $196,857 (December 31, 2007 $198,517). This amount includes $136,100 (December 31, 2007 $136,100) payable to three directors for services rendered during prior periods. This amount is to be paid part in cash and part in stock at a future date with the number of common shares determined by the fair value of the shares on the settlement date. The amounts owing bear no interest and are unsecured.

For the three-month period ended March 31, 2008, $10,836 (December 31, 2007 $26,707) was incurred in general and administrative expenses by the Company for services rendered by the current Chief Executive Officer and Chief Financial Officer of the Company. At March 31, 2008, $19,484 (December 31, 2007 $20,176) was owed to the former Chief Financial Officer and Corporate Secretary and $27,278 (December 31, 2007 $28,246) was owed to the former President / Chief Executive Officer. The former Corporate Secretary of Arvana Networks Inc. was owed $13,995 at March 31, 2008 (December 31, 2007 $13,995). The amounts owing bear no interest and are unsecured.

5. Stockholder’s Equity

During the quarter ended December 31, 2007, 3,541,700 shares were to be returned to the Company and cancelled as part of an agreement entered into on December 7, 2007. As at March 31, 2008 2,500,000 of the shares have been received and the remaining 1,041,700 will be received subsequent to March 31, 2008. The shares have been recorded as treasury stock at a value of $283,336 until they are all received and cancelled.

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

The Company has a stock option plan in place under which it is authorized to grant options to executive officers and directors, employees and consultants enabling them to acquire up to 10% of the issued and outstanding common stock of the Company. Under the plan, the exercise price of each option equals the market price of the Company's stock as calculated on the date of grant. The options can be granted for a maximum term of 10 years. On June 5, 2006, the Company granted 1,600,000 stock options to its directors and employees. Each option is exercisable into one common share until December 31, 2009 at an exercise price of $1.25. The options were valued at $1,424,000 using the Black-Scholes model, and will be expensed over the vesting period of the options. The Company recorded an expense of $297,600 in the three month period ended March 31, 2008 ($662,800 in 2007) for the pro-rated portion of the full charge.

ARVANA INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2008 and 2007
(expressed in US dollars)
(Unaudited)

5. Stockholder’s Equity con’t

As at March 31, 2008, the following incentive stock options are outstanding:

Number	Exercise
of options	Price	Expiry Date

1,600,000	$ 1.25	December 31, 2009

Stock option transactions and the number of share options outstanding are summarized as follows:

		Weighted
		Average
	Number	Exercise
	of Options	Price

Balance, December 31, 2007	1,600,000	1.25
Options granted	-	-
Options expired	-	-
Options exercised	-	-
Balance, March 31, 2008	1,600,000	$1.25

Number of options currently exercisable	1,066,667	$1.25

The following assumptions were used for the Black-Scholes valuation of stock options granted:

Risk-free interest rate	5.00%
Expected life of options	3.6 years
Annualized volatility	100%
Dividend rate	0.00%

6. Segmented Information

The Company had one reportable segment in 2007, which was the development of VoIP telephone services. That reportable segment was determined based on the nature of the products offered. The Company’s reportable segment for 2008 has not yet been determined as the Company is seeking new business opportunities. All the total property and equipment of $628 at March 31, 2008 is located in North America, at December 31, 2007, the total property and equipment of $702 was also located in North America.

7. Subsequent Event

Subsequent to March 31, 2008 the Company has received loans from two individuals totaling $95,000. The loans are unsecured, payable on demand and bear interest at the rate of 6% per annum.

Item 2.               Management's Discussion and Analysis of Financial Condition and Results of Operations.

In this Quarterly Report:

(i)	references to “we”, “us”, “our”, or the “Company” refer to Arvana Inc. and our wholly-owned subsidiaries, namely:

	•	BCH Beheer B.V. (“BCH Beheer”); and

	•	Arvana Networks Inc. which wholly owns Arvana Participações (“Arvana Par”), a company which wholly owns Arvana Comunicações do Brazil S.A. (“Arvana Com”); and

(ii)	all dollar amounts are expressed in United States dollars, unless otherwise indicated.

You should read the following discussion and analysis of our financial condition, results of operations and plan of operations together with the interim consolidated financial statements and notes to the interim consolidated financial statements included in this Quarterly Report, as well as our most recent annual report Form 10-KSB for the year ended December 31, 2007 and current reports on Form 8-K.

Forward-Looking Statements

The information in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding our planned business, availability of funds, government regulations, common share prices, operating costs, capital costs, our ability to deploy our planned business and generate revenues and other factors. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. These statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors they believe are appropriate in the circumstances. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Overview

Until the end of 2007 our business operations were focused on the telecommunications industry. In December 2007 we decided to exit the telecommunications industry and disposed of our German subsidiary Hallotel. We are currently in the process of evaluating other industries and business opportunities in order to determine the focus of our future business opportunities. There can be no guarantee that we will be successful in identifying suitable business opportunities, or if we are able to identify suitable business opportunities, that we will be able to find an adequate source of financing to acquire any business or business assets, and commence operations, or that those operations, if commenced, will be successful in generating profits.

Hallotel is a German based telecommunications service provider that is focused on the provision of long distance telephone calls between Germany, Austria, Switzerland and Turkey. Hallotel was acquired by us on August 23, 2006 and disposed of on December 7, 2007. Prior to the acquisition of Hallotel we were engaged in the telecommunications industry through our subsidiary Arvana Networks. Arvana Networks was planning to provide voice over the internet (VoIP) telephone technology services, primarily in Brazil, and was in the startup phase of its operations since March, 2005. With the acquisition of the Hallotel operation in 2006 and the limitation of funds, the plans to develop Arvana Networks as a provider of Internet services were put on hold in 2006 and abandoned in 2007.

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

In order to maintain operations while we evaluate new businesses we anticipate that we will need additional funding of approximately $200,000 during 2008. We had cash in the amount of $30,187 and a working capital deficit of $1,207,286 as at March 31, 2008. If we are successful in identifying a new business opportunity we will require funding in order to pursue that opportunity. The amount of funding required will depend on the opportunity and is not determinable at this time.

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

c) Impairment of long-lived assets and long-lived assets to be disposed of:

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount and the fair value less costs to sell. We have reviewed our long-lived assets and have determined that no impairment charges were necessary for the period ended March 31, 2008.

d) Stock-based compensation

The Company accounts for all stock-based payments to employees and non-employees under SFAS No.123R, “Accounting for Stock-Based Compensation,” using the fair value based method. Under the fair value method, stock-based payments are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measurable. The cost of stock-based payments to non-employees that are fully vested and non-forfeitable at the grant date is measured and recognized at that date. We granted stock options in June 2006 and will record an expense of $1,424,000 in stock-based compensation expense over the vesting period of the options. The Company recorded an expense of $297,600 for the three month period ended March 31, 2008 and $662,800 in 2007 and $232,400 in 2006 for the pro-rated portion of the full charge.

Presentation of Financial Information

Our financial statements for the quarter ended March 31, 2008 include the accounts of:

  Arvana Networks;
  Arvana Par;
  Arvana Com; and
  BCH Beheer.

The accounts of BCH Beheer and Hallotel are included in our statements of operations and statements of cash flows through March 31, 2008 for BCH Beheer and December 7, 2007 for Hallotel, the date of disposal of Hallotel. Our results of operations presented below do not include the results of operations of Hallotel after December 7, 2007.

Results of Operations

Our operations for the three months ended March 31, 2008 and 2007 are summarized below. The results of operations for the three months ended March 31, 2007 include our former telecommunications industry business. We are no longer in the telecommunications industry and future results are not expected to be comparable to those of 2007 periods.

	Three months ended March 31, 2008	Three months ended March 31, 2007
Revenues	$0	$1,716,220
Costs of Sales	$0	$1,294,987
Gross profit	$0	$421,233
Operating Expenses:
Selling and promotion	$0	$4,864
General and Administration	$89,953	$398,819
Depreciation	$74	$50,763

	Three months ended March 31, 2008	Three months ended March 31, 2007
Other Items:
Stock Based Compensation	$297,600	$463,600
Loss on write-off of equipment	$0	$10,059
Other Income	$0	$38,961
Income taxes	$0	$52,213
Other comprehensive gains	$0	$2,057
Comprehensive Loss for the Period	$387,627	$518,067

Revenues

All of our past revenues are attributable to the services provided by our former subsidiary, Hallotel, up to the disposal date of December 7, 2007. We did not generate any revenues during the period prior to our acquisition of Hallotel or during the period after our disposal of Hallotel and did not generate any revenues outside of our former Hallotel business. We presently do not earn revenues and will not earn revenues until we enter into another business, and there can be no assurance that we will earn revenues at that time.

Cost of Sales

All of our costs of sales are attributable to costs of sales incurred by our former Hallotel business in connection with providing its services. We currently do not incur costs of sales.

Gross Profits

All of our gross profits were attributable to our former Hallotel business. We currently do not generate gross profits.

Sales and Promotion Expenses

Sales and promotion expenses consisted primarily of commissions paid to third parties in connection with our former Hallotel business. We currently do not incur sales and promotion expenses.

Administration Expenses

Administrative expenses are comprised of costs associated with management compensation, office overhead including rent, legal fees, and consulting services. The decrease in our administrative expenses for the three months ended March 31, 2008 compared to March 31, 2007 is due to the disposal of Hallotel which generated a majority of our previous general and administrative expenses.

Stock-based Compensation

In June 2006, we awarded 1,600,000 stock options to a number of directors, management and consultants. The stock options have an exercise price of $1.25 per share which was the current market value of the shares at the time. As a result of this program, we will record an expense of $1,424,000 in stock-based compensation expense over the vesting period of the options. The Company recorded an expense of $297,600 for the three months ended March 31, 2008 and $463,600 for the three months ended March 31, 2007 for the pro-rated portion of the full charge. The final period that will record an expense associated with these options will be the first quarter of 2009.

Loss on the write-off of equipment

There were no write-offs during the three months ended March 31, 2008. In the three months ended March 31, 2007, we recorded a loss on the write-off of equipment in the amount of $10,059 which was attributable to software that was no longer usable for our operations.

Net Loss for the Period

We incurred a net loss of $387,627 for the three months ended March 31, 2008 compared with a net loss of $520,124 in the three months ended March 31, 2007. While the net loss amounts are similar, the results of operations are not considered to be comparable due to the significant difference in the operations of the Company during the two periods. Future quarterly net losses are expected to be comparable to the current quarter until such time as a new business is entered into, net losses if any due to any new business cannot be estimated at this time.

Liquidity and Capital Resources

As at March 31, 2008, we had cash of $30,187 and a working capital deficit of $1,207,286. This compares to cash of $2,913 and working capital deficit of $1,117,333 as at December 31, 2007.

Cash Used in Operating Activities

We used cash in operations in the amount of $106,795 during the three months ended March 31, 2008, as compared to cash received from operations of $59,355 during the three months ended March 31, 2007. Cash used in/received from operations for the two periods is not considered to be comparable due to the significant difference in the operations of the Company during the two periods. Cash used in operations during the three months ended March 31, 2008 was attributable primarily to payments for administration expenses.

Cash Used in Investing Activities

We did not use cash in investing activities during the three months ended March 31, 2007. In the three months ended March 31, 2007 cash of $9,293 was used by our former subsidiary Hallotel in the acquisition of equipment.

Cash Flows from Financing Activities

The Company gained $134,069 from financing activities during the three months ended March 31, 2008. The Company received $134,069 from unsecured loans bearing 6% interest per annum. In the three months ended March 31, 2007 the Company obtained $200,595 from unsecured loans bearing 6% interest per annum and made repayments to related parties of $45,593 resulting in net cash gained from financing activities of $155,002.

Going Concern

For the three months ended March 31, 2008, the Company incurred a loss from operations of $387,627. At March 31, 2008, the Company had a working capital deficiency of $1,207,286. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operations. Our auditors stated in their report on our December 31, 2007 audited financial statements that they have substantial doubt we will be able to continue as a going concern.

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

Item 4.               Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2008 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the period ended March 31, 2008 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Changes in internal control over financial reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the period ended March 31, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

We did not complete any sales of securities without registration under the Securities Act of 1933 during our first quarter ended March 31, 2008.

Item 3.               Defaults Upon Senior Securities

None.

Item 4.               Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the three month period ended March 31, 2008.

Item 5.               Other Information

None.

Item 6.               Exhibits

The following exhibits are included with this Quarterly Report on Form 10-Q:

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

10.4	2006 Stock Option Plan, dated June 5, 20065(5)
10.5	Share Purchase Agreement dated August 9, 2006 among Brulex-Consultadoria Economica E Marketing Ltda, Turinco Inc. and Hallotel Deutschland GmbH (6)
10.6

Termination Agreement between Arvana Inc., Gloinfo 500 Soluções EM Telemática Ltda., Paulo Santos Messina and Lucia Sangiacomo Messina, Arvana Participações S.A., Arvana Comunicações do Brasil S. A. and Arvana Networks Inc. dated October 31, 2006. (7)

10.7	Regulation D Debt Conversion Agreement between Arvana Inc, Arvana Networks Inc, and IPH Horizon LLC, dated March 28, 2007(8)
10.8	Settlement and Share Purchase Agreement between Arvana Inc, Hallotel Deutschland GMBH, BCH Beheer B.V., and Teyfik Oezcan, dated December 7, 2007. (10)
10.9	Settlement and Share Repurchase Agreement between Arvana Inc and Brulex-Consultadoria Economica E Marketing Ltda, dated December 7, 2007. (10)
14.1	Code of Ethics (4)
16.1	Change in Registrant’s Certifying Accountant, dated May 8, 2007(9)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (11)
32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (11)

(1)	Previously filed with the SEC as an exhibit to the Company’s registration statement on Form 10-SB filed with the SEC on May 24, 2000.

(2)	Previously filed with the SEC as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2005.

(3)	Previously filed with the SEC as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2005.

(4)	Previously filed with the SEC as an exhibit to the Company’s Annual Report on Form 10-KSB filed with the SEC on March 31, 2006.

(5)	Previously filed with the SEC as an exhibit to the Company’s Quarterly Report on Form 8-K filed with the SEC on June 7, 2006.

(6)	Previously filed with the SEC as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2006.

(7)	Previously filed with the SEC as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2006.

(8)	Previously filed with the SEC as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2007.

(9)	Previously filed with the SEC as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2007.

(10)	Previously filed with the SEC as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2007.

(11)	Filed as an exhibit to this Quarterly Report on Form 10-Q.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARVANA INC.

By:	/s/ Wayne Smith
Wayne Smith,
Chief Executive Officer and Chief Financial Officer

Date: May 14, 2008