Form 10-Q
period 2008-06-30
ARVANA INC
filed 2008-08-13
CIK 1113313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______to _______

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
Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the Issuer’s common stock, $0.001 par value per share, was 21,202,375 as of August 8, 2008.

ARVANA INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2008

PART I

Item 1. Financial Statements

The following unaudited consolidated interim financial statements of Arvana Inc. are included in this Quarterly Report on Form 10-Q:

ARVANA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	June 30,	December 31,
	2008	2007

ASSETS

Current
Cash	$1,529	$2,913

	1,529	2,913

Long-term
Property and equipment (Note 3)	553	702

	$2,082	$3,615

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Accounts payable and accrued liabilities	$349,343	$340,122
Note payable	188,976	220,935
Amounts due to related parties (Note 4)	197,169	198,517
Loans Payable (Note 4)	591,597	360,672

	1,327,085	1,120,246

Stockholders' equity
Common stock (Note 5)
100,000,000 common shares authorized at $0.001 par value;
21,202,375 common shares issued and outstanding (December 31, 2007 - 21,202,375)	21,203	21,203
Additional paid-in capital	21,228,301	20,897,501
Deficit	(95,331)	(95,331)
Deficit accumulated during the development stage	(22,195,840)	(21,656,668)

	(1,041,667)	(833,295)
Less: Treasury stock - 3,541,700 common shares (December 31, 2007 - 3,541,700)	(283,336)	(283,336)

	(1,325,003)	(1,116,631)

	$2,082	$3,615

The accompanying notes are an integral part of these consolidated financial statements.

ARVANA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

					Cumulative amounts
					from the beginning of the
	For the three months ended		For the six months ended		development stage on
	June 30,			June 30,	January 1, 2005 to
	2008	2007	2008	2007	June 30, 2008

Sales	$-	$1,200,520	$-	$2,916,741	$7,573,714
Cost of sales	-	(913,999)	-	(2,208,987)	(5,896,638)

Gross profit	-	286,521	-	707,754	1,677,076

Operating expenses
Selling and promotion	-	(29,617)	-	(34,480)	(188,078)
General and administrative	(118,269)	(235,748)	(208,222)	(634,567)	(3,919,675)
Research and development	-	-	-	-	(170,083)
Depreciation	(76)	(53,621)	(150)	(104,384)	(269,872)

Operating loss	(118,345)	(32,465)	(208,372)	(65,677)	(2,870,632)

Other items
Stock-based compensation (Note 5)	(33,200)	(66,400)	(330,800)	(530,000)	(9,639,290)
Loss on write-off of equipment	-	-	-	(10,059)	(67,798)
Loss on acquisition of Arvana Networks	-	-	-	-	(7,013,310)
Loss on acquisition of Arvana Com	-	-	-	-	(279,037)
Loss on bad debt expense	-	-	-	-	(58,411)
Loss on disposal of Hallotel	-	-	-	-	(2,239,014)
Other income	-	(35,223)	-	3,738	9,425
Gain on debt settlement	-	-	-	-	75,000

Net loss before income taxes	(151,545)	(134,088)	(539,172)	(601,998)	(22,083,067)

Income taxes	-	(36,787)	-	(89,001)	(67,035)

Net loss for the period	$(151,545)	$(170,875)	$(539,172)	$(690,999)	$(22,150,102)

Other comprehensive gain (loss)	-	1,499	-	3,556	(45,740)

Comprehensive loss for the period	$(151,545)	$(169,376)	$(539,172)	$(687,443)	$(22,195,842)

Loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average number of common shares outstanding	21,202,375	20,702,375	21,202,375	20,703,789

The accompanying notes are an integral part of these consolidated financial statements.

ARVANA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

			Cumulative amounts
			from the beginning of the
	For the six months ended		development stage on
	June 30,		January 1, 2005 to
	2008	2007	June 30, 2008

Cash flows from operating activities
Net loss for the period	$(539,172)	$(690,999)	$(22,150,100)

Items not involving cash:
Depreciation and amortization	150	104,384	269,872
Stock-based compensation	330,800	530,000	9,639,290
Loss on acquisition of Arvana Networks	-	-	7,013,310
Loss on acquisition of Arvana Comunicacoes	-	-	279,037
Loss on write-off of equipment	-	10,059	67,798
Loss on bad debt expense	-	-	58,411
Gain on debt settlement	-	-	(75,000)
Loss on disposal of Hallotel	-	-	2,239,014
Deferred income taxes	-	(12,475)	31,294
Changes in non-cash working capital:
Receivables	-	(368,535)	(503,998)
Accounts payable and accrued liabilities	(34,933)	(65,709)	1,414,759

Net cash used in operations	(243,155)	(493,275)	(1,716,313)

Cash flows from investing activities
Acquisition of equipment	-	(27,432)	(378,751)
Proceeds of sale of equipment	-	-	3,702
Cash portion of Investment in BCH Beheer / Hallotel	-	-	(1,445,235)
Cash of Hallotel on disposition date	-	-	(53,136)
Cash of BCH Beheer / Hallotel on acquisition date	-	-	105,659
Cash of Arvana Networks on acquisition date	-	-	5,800
Cash of Arvana Comunicacoes on acquisition date	-	-	62,465

Net cash used in investing activities	-	(27,432)	(1,699,496)

Cash flows from financing activities
Advances from (to) related parties	-	79,075	(239,334)
Proceeds of loan payable	208,981	235,161	569,653
Contribution to capital	-	-	900
Proceeds from issuance of common stock, net of finders' fees	-	-	3,097,750

Net cash provided by financing activities	208,981	314,236	3,428,969

Effect of exchange rate changes on cash	32,790	3,556	(12,863)

Increase (decrease) in cash	(1,384)	(202,915)	297

Cash , beginning of period	2,913	233,452	1,232

Cash, end of period	$1,529	$30,537	$1,529

Supplementary information
Interest paid	$-	$2,281
Taxes paid	-	161

Transactions not involving cash
Write-off of software associated with the disposal of Hallotel	-	-	64,104
Issuance of stock for settlement of debt; 500,000 shares of common stock	-	-	75,000
Decrease in accounts payable due to Brulex due to disposal of Hallotel	-	-	338,236
Decrease in note payable due to Brulex due to disposal of Hallotel	-	-	108,880
Loss of receivables due to Hallotel disposal	-	-	1,554,068
Loss of property and equipment due to Hallotel disposal	-	-	516,497
Loss of accounts payable and accrued liabilities due to Hallotel disposal	-	-	1,867,306
Loss of deferred income tax liability due to Hallotel disposal	-	-	31,445

Common shares cancelled due to disposal of Hallotel (3,541,700 @ $0.08)	-	-	283,336
Common shares issued for services (451,875 @ $0.40)	-	-	180,750
Common shares issued for acquisition of BCH Beheer / Hallotel (3,541,700 @ $0.40)	-	-	1,416,680
Common shares issued for finders fees for BCH Beheer / Hallotel Acquisition (208,300 @ $0.40)	-	-	83,320

The accompanying notes are an integral part of these consolidated financial statements.

ARVANA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	Common Stock		Treasury Stock				Deficit Accumulated during the development stage
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Deficit		Accumlated other comprehensive loss	Total Stockholders' Equity

From inception to December 31, 2004	8,253,000	$8,253	-	$-	$88,310	$(95,331)	$-	$-	$1,232

Contribution to capital	-	-	-	-	900	-	-	-	900
Return and cancellation of common stock - March 2005	(1,350,000)	(1,350)	-	-	1,350	-	-	-	-
Issuance of common stock for cash at $0.10 - May 2005	3,000,000	3,000	-	-	5,997,000	-	-	-	6,000,000
Issuance of common stock for cash at $1.25 - July 2005	400,000	400	-	-	911,600	-	-	-	912,000
Return and cancellation of common stock - August 2005	(1,017,000)	(1,017)	-	-	1,017	-	-	-	-
Issuance of common stock for cash at $1.25 - August 2005	792,000	792	-	-	1,804,968	-	-	-	1,805,760
Issuance of common stock for finders fee at $2.28 - August 2005	330,000	330	-	-	752,070	-	-	-	752,400
Issuance of common stock in transaction with Arvana Networks at $2.28 - August 2005	3,000,000	3,000	-	-	6,837,000	-	-	-	6,840,000
Finders fees paid in cash - July, August, September 2005	-	-	-	-	(164,000)	-	-	-	(164,000)
Issuance of common stock for cash at $1.25 - October 2005	440,000	440	-	-	1,002,760	-	-	-	1,003,200
Issuance of common stock for finders fee at $2.28 - October 2005	43,500	44	-	-	99,137	-	-	-	99,181
Finders fees paid in cash - October 2005	-	-	-	-	(54,750)	-	-	-	(54,750)
Net operating loss for the year ended December 31, 2005	-	-	-	-	-		(16,492,608)	-	(16,492,608)

Balance December 31, 2005	13,891,500	$13,892	-	$-	$17,277,362	$(95,331)	$(16,492,608)	$-	$703,315

Stock-based compensation	-	-	-	-	232,400	-	-	-	232,400
Issuance of common stock for acquisition of BCH Beheer / Hallotel, including transaction fee	3,750,000	3,750	-	-	1,496,250	-	-	-	1,500,000
Issuance of common stock for cash at $0.40	2,625,000	2,625	-	-	1,047,375	-	-	-	1,050,000
Issuance of common stock for services at $0.40	451,875	452	-	-	180,298	-	-	-	180,750
Finders fees paid in cash	-	-	-	-	(73,500)	-	-	-	(73,500)
Net operating loss for the year ended December 31, 2006	-	-	-	-	-	-	(1,742,930)	-	(1,742,930)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(59,530)	(59,530)

Balance December 31, 2006	20,718,375	$20,719	-	$-	$20,160,185	$(95,331)	$(18,235,538)	$(59,530)	$1,790,505

Stock-based compensation	-	-	-	-	662,800	-	-	-	662,800
Return and cancellation of common stock	(16,000)	(16)	-	-	16	-	-	-	-
Issuance of common stock for debt settlement	500,000	500	-	-	74,500	-	-	-	75,000
Treasury stock acquired on disposal of subsidiary	-	-	(3,541,700)	(283,336)		-	(45,740)	45,740	(283,336)
Net operating loss for the year ended December 31, 2007	-	-	-	-	-	-	(3,375,390)	-	(3,375,390)
Foreign currency translation adjustment	-	-	-	-	-	-	-	13,790	13,790

Balance December 31, 2007	21,202,375	$21,203	(3,541,700)	$(283,336)	$20,897,501	$(95,331)	$(21,656,668)	$-	$(1,116,631)

Stock-based compensation	-	-	-	-	330,800	-	-	-	330,800
Net operating loss for the six months ended June 30, 2008	-	-	-	-	-	-	(539,172)	-	(539,172)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-

Balance June 30, 2008	21,202,375	$21,203	(3,541,700)	$(283,336)	$21,228,301	$(95,331)	$(22,195,840)	$-	$(1,325,003)

The accompanying notes are an integral part of these consolidated financial statements.

ARVANA INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2008 and 2007
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

These consolidated interim financial statements for the six month period ended June 30, 2008 include the accounts of the Company, and its wholly-owned subsidiaries Arvana Networks (including its wholly-owned subsidiaries Arvana Par and Arvana Comunicações do Brasil S. A. (“Arvana Com”) and BCH Beheer. The Company has ceased all operations in its subsidiary companies, and has written-off or disposed of all assets in the subsidiary companies, consequently they are now all considered to be inactive subsidiaries.

These consolidated interim financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. For the six month period ended June 30, 2008, the Company incurred a loss from operations of $539,172. At June 30, 2008, the Company had a working capital deficiency of $1,325,556. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

2. Summary of Significant Accounting Policies

a) Basis of presentation

The Company began to generate revenues as a result of the acquisition of Hallotel during the final four months of 2006. In 2007 the Company commenced its planned principal operations and determined its target market segments and market strategies. The Company then disposed of Hallotel in December 2007 and ceased all operations in its subsidiary companies. The Company is again in the process of evaluating business opportunities and is in the development stage and presents its financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company’s fiscal year end is December 31. The accompanying consolidated interim financial statements of Arvana Inc. for the three and six month periods ended June 30, 2008 and 2007, and for the cumulative amounts from the beginning of the development stage on January 1, 2005, through June 30, 2008, have been prepared in accordance with accounting principles generally accepted in the United States for financial information with the instructions to Form 10-Q and Regulation S-X. Although they are unaudited, in the opinion of management, they include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Results are not necessarily indicative of results which may be achieved in the future. The consolidated interim financial statements and notes appearing in this report should be read in conjunction with the Company’s consolidated audited financial statements and related notes

ARVANA INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2008 and 2007
(expressed in US dollars)
(Unaudited)

2. Summary of Significant Accounting Policies con’t

thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2008 (file no. 000-30695).

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

ARVANA INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2008 and 2007
(expressed in US dollars)
(Unaudited)

3. Property and Equipment

At June 30, 2008:
		Accumulated	Net
	Cost	Amortization	Book Value
Equipment	$1,502	$949	$553

At December 31, 2007
		Accumulated	Net
	Cost	Amortization	Book Value
Equipment	$1,502	$800	$702

4. Related Parties and Loans Payable

On February 20, 2007, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of 150,000 Euros ($236,220 USD). Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $17,713 has been recorded in accounts payable and accrued liabilities for the period ended June 30, 2008.

On June 1, 2007, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $35,000 CAD ($34,325 USD). Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $2,226 has been recorded in accounts payable and accrued liabilities for the period ended June 30, 2008.

On November 6, 2007, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of 75,000 Euros ($118,110 USD). Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $4,536 has been recorded in accounts payable and accrued liabilities for the period ended June 30, 2008.

On March 26, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $50,000 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $798 has been recorded in accounts payable and accrued liabilities for the period ended June 30, 2008.

On March 26, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $5,000 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $80 has been recorded in accounts payable and accrued liabilities for the period ended June 30, 2008.

On March 31, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $50,000 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $758 has been recorded in accounts payable and accrued liabilities for the period ended June 30, 2008.

On April 7, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $50,000 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $700 has been recorded in accounts payable and accrued liabilities for the period ended June 30, 2008.

ARVANA INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2008 and 2007
(expressed in US dollars)
(Unaudited)

4. Related Parties and Loans Payable con’t

On April 9, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $45,000 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $615 has been recorded in accounts payable and accrued liabilities for the period ended June 30, 2008.

On June 26, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $3,000 CAD ($2,942 USD). Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $2 has been recorded in accounts payable and accrued liabilities for the period ended June 30, 2008.

At June 30, 2008, the Company had amounts due to related parties in the amount of $197,169 (December 31, 2007 $198,517). This amount includes $136,100 (December 31, 2007 $136,100) payable to three directors for services rendered during prior periods. This amount is to be paid part in cash and part in stock at a future date with the number of common shares determined by the fair value of the shares on the settlement date. The amounts owing bear no interest and are unsecured.

For the three-month period ended June 30, 2008, $46,112 (June 30, 2007 $14,427) and for the six-month period ended June 30, 2008, $56,947 (June 30, 2007 $23,657) was incurred in general and administrative expenses by the Company for services rendered by the current Chief Executive Officer and Chief Financial Officer of the Company. At June 30, 2008, $5,215 (December 31, 2007 $NIL) was owed to the current Chief Executive Officer and Chief Financial Officer of the Company, $19,614 (December 31, 2007 $20,176) was owed to the former Chief Financial Officer and Corporate Secretary and $27,460 (December 31, 2007 $28,246) was owed to the former President / Chief Executive Officer. The former Corporate Secretary of Arvana Networks Inc. was owed $13,995 at June 30, 2008 (December 31, 2007 $13,995). The amounts owing bear no interest and are unsecured.

5. Stockholder’s Equity

During the quarter ended December 31, 2007, 3,541,700 shares were to be returned to the Company and cancelled as part of an agreement entered into on December 7, 2007. As at June 30, 2008 3,500,000 of the shares have been received and the remaining 41,700 will be received subsequent to June 30, 2008. The shares have been recorded as treasury stock at a value of $283,336 until they are all received and cancelled.

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

The Company has a stock option plan in place under which it is authorized to grant options to executive officers and directors, employees and consultants enabling them to acquire up to 10% of the issued and outstanding common stock of the Company. Under the plan, the exercise price of each option equals the market price of the Company's stock as calculated on the date of grant. The options can be granted for a maximum term of 10 years. On June 5, 2006, the Company granted 1,600,000 stock options to its directors and employees. Each option is exercisable into one common share until December 31, 2009 at an exercise price of $1.25. The options were valued at $1,424,000 using the Black-Scholes model, and will be expensed over the vesting period of the options. The Company recorded an expense of $330,800 in the six month period ended June 30, 2008 ($662,800 in 2007) for the pro-rated portion of the full charge.

ARVANA INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2008 and 2007
(expressed in US dollars)
(Unaudited)

5. Stockholder’s Equity con’t

As at June 30, 2008, the following incentive stock options are outstanding:

Number	Exercise
of options	Price	Expiry Date

1,600,000	$ 1.25	December 31, 2009

Stock option transactions and the number of share options outstanding are summarized as follows:

		Weighted
		Average
	Number	Exercise
	of Options	Price

Balance, December 31, 2007	1,600,000	1.25
Options granted	-	-
Options expired	-	-
Options exercised	-	-
Balance, June 30, 2008	1,600,000	$1.25

Number of options currently exercisable	1,066,667	$1.25

The following assumptions were used for the Black-Scholes valuation of stock options granted:

Risk-free interest rate	5.00%
Expected life of options	3.6 years
Annualized volatility	100%
Dividend rate	0.00%

6. Segmented Information

The Company had one reportable segment in 2007, which was the development of VoIP telephone services. That reportable segment was determined based on the nature of the products offered. The Company’s reportable segment for 2008 has not yet been determined as the Company is seeking new business opportunities. All the total property and equipment of $553 at June 30, 2008 is located in North America, at December 31, 2007, the total property and equipment of $702 was also located in North America.

7. Subsequent Event

Subsequent to June 30, 2008 the Company has received loans from one individual totaling $12,500. The loans are unsecured, payable on demand and bear interest at the rate of 6% per annum.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

In this Quarterly Report:

(i)	references to “we”, “us”, “our”, or the “Company” refer to Arvana Inc. and our wholly-owned subsidiaries, namely:

BCH Beheer B.V. (“BCH Beheer”); and

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

We will not be able to pursue any new business opportunities without additional financing. Our board of directors and management are actively pursuing obtaining financing in order to maintain operations while we evaluate potential businesses. Since December 31, 2007 we have obtained loans totaling $243,425 to provide operating capital.

In order to maintain operations while we evaluate new businesses we anticipate that we will need additional funding of approximately $150,000 during 2008. We had cash in the amount of $1,529 and a working capital deficit of $1,325,556 as at June 30, 2008. If we are successful in identifying a new business opportunity we will require funding in order to pursue that opportunity. The amount of funding required will depend on the opportunity and is not determinable at this time.

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

c) Impairment of long-lived assets and long-lived assets to be disposed of:

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount and the fair value less costs to sell. We have reviewed our long-lived assets and have determined that no impairment charges were necessary for the period ended June 30, 2008.

d) Stock-based compensation

The Company accounts for all stock-based payments to employees and non-employees under SFAS No.123R, “Accounting for Stock-Based Compensation,” using the fair value based method. Under the fair value method, stock-based payments are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measurable. The cost of stock-based payments to non-employees that are fully vested and non-forfeitable at the grant date is measured and recognized at that date. We granted stock options in June 2006 and will record an expense of $1,424,000 in stock-based compensation expense over the vesting period of the options. The Company recorded an expense of $330,800 for the six month period ended June 30, 2008 and $662,800 in 2007 and $232,400 in 2006 for the pro-rated portion of the full charge.

Presentation of Financial Information

Our financial statements for the quarter ended June 30, 2008 include the accounts of:

  Arvana Networks;
  Arvana Par;
  Arvana Com; and
  BCH Beheer.

The accounts of BCH Beheer and Hallotel are included in our statements of operations and statements of cash flows through June 30, 2008 for BCH Beheer and December 7, 2007 for Hallotel, the date of disposal of Hallotel. Our results of operations presented below do not include the results of operations of Hallotel after December 7, 2007.

Results of Operations

Our operations for the six months ended June 30, 2008 and 2007 are summarized below. The results of operations for the six months ended June 30, 2007 include our former telecommunications industry business. We are no longer in the telecommunications industry and future results are not expected to be comparable to those of 2007 periods.

	Three months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007
Revenues	$0	$1,200,520	$0	$2,916,741
Costs of Sales	$0	$913,999	$0	$2,208,987
Gross profit	$0	$286,521	$0	$707,754
Operating Expenses:
Selling and promotion	$0	$29,617	$0	$34,480
General and Administration	$118,269	$235,748	$208,222	$634,567
Depreciation	$76	$53,621	$150	$104,384
Other Items:
Stock Based Compensation	$33,200	$66,400	$330,800	$530,000
Loss on write-off of equipment	$0	$0	$0	$10,059
Other Income	$0	$35,223	$0	$3,738
Income taxes	$0	$36,787	$0	$89,001
Other comprehensive gains	$0	$1,499	$0	$3,556
Comprehensive Loss for the Period	$151,545	$169,376	$539,172	$687,443

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

Administration Expenses

Administrative expenses are comprised of costs associated with management compensation, office overhead including rent, legal fees, and consulting services. The decrease in our administrative expenses for the three and six months ended June 30, 2008 compared to June 30, 2007 is due to the disposal of Hallotel which generated a majority of our previous general and administrative expenses.

Stock-based Compensation

In June 2006, we awarded 1,600,000 stock options to a number of directors, management and consultants. The stock options have an exercise price of $1.25 per share which was the current market value of the shares at the time. As a result of this program, we will record an expense of $1,424,000 in stock-based compensation expense over the vesting period of the options. The Company recorded an expense of $33,200 for the three months and $330,800 for the six months ended June 30, 2008 and $66,400 for the three months and $530,000 for the six months ended June 30, 2007 for the pro-rated portion of the full charge. The final period that will record an expense associated with these options will be the first quarter of 2009.

Loss on the write-off of equipment

There were no write-offs during the three and six months ended June 30, 2008. In the six months ended June 30, 2007, we recorded a loss on the write-off of equipment in the amount of $10,059 which was attributable to software that was no longer usable for our operations.

Net Loss for the Period

We incurred a net loss of $151,545 for the three months and $539,172 for the six months ended June 30, 2008 compared with a net loss of $170,875 for the three months and $690,999 in the six months ended June 30, 2007. While the net loss amounts are similar, the results of operations are not considered to be comparable due to the significant difference in the operations of the Company during the two years. Future quarterly net losses are expected to be comparable to the current quarter until such time as a new business is entered into, net losses if any due to any new business cannot be estimated at this time.

Liquidity and Capital Resources

As at June 30, 2008, we had cash of $1,529 and a working capital deficit of $1,325,556. This compares to cash of $2,913 and working capital deficit of $1,117,333 as at December 31, 2007.

Cash Used in Operating Activities

We used cash in operations in the amount of $243,155 during the six months ended June 30, 2008, as compared to $493,275 during the six months ended June 30, 2007. Cash used in operations for the two periods is not considered to be comparable due to the significant difference in the operations of the Company during the two periods. Cash used in operations during the six months ended June 30, 2008 was attributable primarily to payments for administration expenses.

Cash Used in Investing Activities

We did not use cash in investing activities during the six months ended June 30, 2008. In the six months ended June 30, 2007 cash of $27,432 was used by our former subsidiary Hallotel in the acquisition of equipment.

Cash Flows from Financing Activities

The Company gained $208,981 from financing activities during the six months ended June 30, 2008. The Company received $208,981 from unsecured loans bearing 6% interest per annum. In the six months ended June 30, 2007 the Company obtained $235,161 from unsecured loans bearing 6% interest per annum and received advances from related parties of $79,075 resulting in net cash gained from financing activities of $314,236.

Going Concern

For the six months ended June 30, 2008, the Company incurred a loss from operations of $539,172. At June 30, 2008, the Company had a working capital deficiency of $1,325,556. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operations. Our auditors stated in their report on our December 31, 2007 audited financial statements that they have substantial doubt we will be able to continue as a going concern.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the period ended June 30, 2008 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Changes in internal control over financial reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the period ended June 30, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not complete any sales of securities without registration under the Securities Act of 1933 during our second quarter ended June 30, 2008.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the six month period ended June 30, 2008.

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

Date: August 12, 2008