Form 10-Q
period 2008-09-30
ARVANA INC
filed 2008-11-14
CIK 1113313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the Issuer’s common stock, $0.001 par value per share, was 21,202,375 as of November 10, 2008.

ARVANA INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2008

PART I

Item 1.	Financial Statements

The following unaudited consolidated interim financial statements of Arvana Inc. are included in this Quarterly Report on Form 10-Q:

ARVANA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	September 30,	December 31,
	2008	2007

ASSETS

Current
Cash	$925	$2,913

	925	2,913

Long-term
Property and equipment (Note 3)	478	702

	$1,403	$3,615

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Accounts payable and accrued liabilities	$356,452	$340,122
Note payable	168,960	220,935
Amounts due to related parties (Note 4)	195,201	198,517
Loans Payable (Note 4)	575,627	360,672

	1,296,240	1,120,246

Stockholders' equity
Common stock (Note 5)
100,000,000 common shares authorized at $0.001 par value;
21,202,375 common shares issued and outstanding (December 31, 2007 - 21,202,375)	21,203	21,203
Additional paid-in capital	21,261,501	20,897,501
Deficit	(95,331)	(95,331)
Deficit accumulated during the development stage	(22,198,874)	(21,656,668)

	(1,011,501)	(833,295)
Less: Treasury stock - 3,541,700 common shares (December 31, 2007 - 3,541,700)	(283,336)	(283,336)

	(1,294,837)	(1,116,631)

	$1,403	$3,615

The accompanying notes are an integral part of these consolidated financial statements.

ARVANA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

					Cumulative amounts
					from the beginning of the
	For the three months ended		For the nine months ended		development stage on
	September 30,		September 30,		January 1, 2005 to
	2008	2007	2008	2007	September 30, 2008

Sales	$-	$1,134,885	$-	$4,051,626	$7,573,714
Cost of sales	-	(860,732)	-	(3,069,719)	(5,896,638)

Gross profit	-	274,153	-	981,907	1,677,076

Operating expenses
Selling and promotion	-	(26,802)	-	(61,282)	(188,078)
General and administrative	(47,686)	(212,220)	(206,078)	(826,895)	(3,758,201)
Research and development	-	-	-	-	(170,083)
Depreciation	(75)	(51,390)	(225)	(155,774)	(269,946)
Foreign exchange gain (loss)	77,927	(61,488)	28,097	(81,381)	(131,232)

Operating gain (loss)	30,166	(77,747)	(178,206)	(143,425)	(2,840,464)

Other items
Stock-based compensation (Note 5)	(33,200)	(66,400)	(364,000)	(596,400)	(9,672,490)
Loss on write-off of equipment	-	-	-	(10,059)	(67,798)
Loss on acquisition of Arvana Networks	-	-	-	-	(7,013,310)
Loss on acquisition of Arvana Com	-	-	-	-	(279,037)
Loss on bad debt expense	-	-	-	-	(58,411)
Loss on disposal of Hallotel	-	-	-	-	(2,239,014)
Other income	-	18,287	-	22,025	9,425
Gain on debt settlement	-	75,000	-	75,000	75,000

Net loss before income taxes	(3,034)	(50,860)	(542,206)	(652,859)	(22,086,099)

Income taxes	-	(6,835)	-	(95,835)	(67,035)

Net loss for the period	$(3,034)	$(57,695)	$(542,206)	$(748,694)	$(22,153,134)

Other comprehensive gain (loss)	-	13,692	-	17,248	(45,740)

Comprehensive loss for the period	$(3,034)	$(44,003)	$(542,206)	$(731,446)	$(22,198,874)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.03)	$(0.04)

Weighted average number of common shares outstanding	21,202,375	20,370,853	21,202,375	20,591,591

The accompanying notes are an integral part of these consolidated financial statements.

ARVANA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

			Cumulative amounts
			from the beginning of the
	For the nine months ended		development stage on
	September 30,		January 1, 2005 to
	2008	2007	September 30, 2008

Cash flows from operating activities
Net loss for the period	$(542,206)	$(748,694)	$(22,153,134)

Items not involving cash:
Depreciation and amortization	225	155,774	269,947
Stock-based compensation	364,000	596,400	9,672,490
Loss on acquisition of Arvana Networks	-	-	7,013,310
Loss on acquisition of Arvana Comunicacoes	-	-	279,037
Loss on write-off of equipment	-	10,059	67,798
Loss on bad debt expense	-	-	58,411
Gain on debt settlement	-	(75,000)	(75,000)
Loss on disposal of Hallotel	-	-	2,239,014
Deferred income taxes	-	(20,480)	31,294
Changes in non-cash working capital:
Receivables	-	775,018	(503,998)
Accounts payable and accrued liabilities	(15,343)	(976,780)	1,434,349

Net cash used in operations	(193,324)	(283,703)	(1,666,482)

Cash flows from investing activities
Acquisition of equipment	-	(72,184)	(378,751)
Proceeds of sale of equipment	-	-	3,702
Cash portion of Investment in BCH Beheer / Hallotel	-	-	(1,445,235)
Cash of Hallotel on disposition date	-	-	(53,136)
Cash of BCH Beheer / Hallotel on acquisition date	-	-	105,659
Cash of Arvana Networks on acquisition date	-	-	5,800
Cash of Arvana Comunicacoes on acquisition date	-	-	62,465

Net cash used in investing activities	-	(72,184)	(1,699,496)

Cash flows from financing activities
Advances from (to) related parties	-	113,121	(239,334)
Proceeds of loan payable	224,649	251,769	585,321
Contribution to capital	-	-	900
Proceeds from issuance of common stock, net of finders' fees	-	-	3,097,750

Net cash provided by financing activities	224,649	364,890	3,444,637

Effect of exchange rate changes on cash	(33,313)	17,248	(78,966)

Increase (decrease) in cash	(1,988)	26,251	(307)

Cash , beginning of period	2,913	233,452	1,232

Cash, end of period	$925	$259,703	$925

Supplementary information
Interest paid	$-	$2,999
Taxes paid	-	165

Transactions not involving cash
Write-off of software associated with the disposal of Hallotel	-	-	64,104
Issuance of stock for settlement of debt; 500,000 shares of common stock	-	-	75,000
Decrease in accounts payable due to Brulex due to disposal of Hallotel	-	-	338,236
Decrease in note payable due to Brulex due to disposal of Hallotel	-	-	108,880
Loss of receivables due to Hallotel disposal	-	-	1,554,068
Loss of property and equipment due to Hallotel disposal	-	-	516,497
Loss of accounts payable and accrued liabilities due to Hallotel disposal	-	-	1,867,306
Loss of deferred income tax liability due to Hallotel disposal	-	-	31,445

Common shares cancelled due to disposal of Hallotel (3,541,700 @ $0.08)	-	-	283,336
Common shares issued for services (451,875 @ $0.40)	-	-	180,750
Common shares issued for acquisition of BCH Beheer / Hallotel (3,541,700 @ $0.40)	-	-	1,416,680
Common shares issued for finders fees for BCH Beheer / Hallotel Acquisition (208,300 @ $0.40)	-	-	83,320

The accompanying notes are an integral part of these consolidated financial statements.

ARVANA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	Common Stock		Treasury Stock				Deficit
							Accumulated
							during the	Accumlated other	Total
					Additional		development	comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	stage	loss	Equity

From inception to December 31, 2004	8,253,000	$8,253	-	$-	$88,310	$(95,331)	$-	$-	$1,232

Contribution to capital	-	-	-	-	900	-	-	-	900
Return and cancellation of common stock - March 2005	(1,350,000)	(1,350)	-	-	1,350	-	-	-	-
Issuance of common stock for cash at $0.10 - May 2005	3,000,000	3,000	-	-	5,997,000	-	-	-	6,000,000
Issuance of common stock for cash at $1.25 - July 2005	400,000	400	-	-	911,600	-	-	-	912,000
Return and cancellation of common stock - August 2005	(1,017,000)	(1,017)	-	-	1,017	-	-	-	-
Issuance of common stock for cash at $1.25 - August 2005	792,000	792	-	-	1,804,968	-	-	-	1,805,760
Issuance of common stock for finders fee at $2.28 - August 2005	330,000	330	-	-	752,070	-	-	-	752,400
Issuance of common stock in transaction with Arvana Networks at $2.28 - August 2005	3,000,000	3,000	-	-	6,837,000	-	-	-	6,840,000
Finders fees paid in cash - July, August, September 2005	-	-	-	-	(164,000)	-	-	-	(164,000)
Issuance of common stock for cash at $1.25 - October 2005	440,000	440	-	-	1,002,760	-	-	-	1,003,200
Issuance of common stock for finders fee at $2.28 - October 2005	43,500	44	-	-	99,137	-	-	-	99,181
Finders fees paid in cash - October 2005	-	-	-	-	(54,750)	-	-	-	(54,750)
Net operating loss for the year ended December 31, 2005	-	-	-	-	-		(16,492,608)	-	(16,492,608)

Balance December 31, 2005	13,891,500	$13,892	-	$-	$17,277,362	$(95,331)	$(16,492,608)	$-	$703,315

Stock-based compensation	-	-	-	-	232,400	-	-	-	232,400
Issuance of common stock for acquisition of BCH Beheer / Hallotel, including transaction fee	3,750,000	3,750	-	-	1,496,250	-	-	-	1,500,000
Issuance of common stock for cash at $0.40	2,625,000	2,625	-	-	1,047,375	-	-	-	1,050,000
Issuance of common stock for services at $0.40	451,875	452	-	-	180,298	-	-	-	180,750
Finders fees paid in cash	-	-	-	-	(73,500)	-	-	-	(73,500)
Net operating loss for the year ended December 31, 2006	-	-	-	-	-	-	(1,742,930)	-	(1,742,930)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(59,530)	(59,530)

Balance December 31, 2006	20,718,375	$20,719	-	$-	$20,160,185	$(95,331)	$(18,235,538)	$(59,530)	$1,790,505

Stock-based compensation	-	-	-	-	662,800	-	-	-	662,800
Return and cancellation of common stock	(16,000)	(16)	-	-	16	-	-	-	-
Issuance of common stock for debt settlement	500,000	500	-	-	74,500	-	-	-	75,000
Treasury stock acquired on disposal of subsidiary	-	-	(3,541,700)	(283,336)		-	(45,740)	45,740	(283,336)
Net operating loss for the year ended December 31, 2007	-	-	-	-	-	-	(3,375,390)	-	(3,375,390)
Foreign currency translation adjustment	-	-	-	-	-	-	-	13,790	13,790

Balance December 31, 2007	21,202,375	$21,203	(3,541,700)	$(283,336)	$20,897,501	$(95,331)	$(21,656,668)	$-	$(1,116,631)

Stock-based compensation	-	-	-	-	364,000	-	-	-	364,000
Net operating loss for the nine months ended September 30, 2008	-	-	-	-	-	-	(542,206)	-	(542,206)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-

Balance September 30, 2008	21,202,375	$21,203	(3,541,700)	$(283,336)	$21,261,501	$(95,331)	$(22,198,874)	$-	$(1,294,837)

The accompanying notes are an integral part of these consolidated financial statements.

ARVANA INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2008 and 2007
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

These consolidated interim financial statements for the nine month period ended September 30, 2008 include the accounts of the Company, and its wholly-owned subsidiaries Arvana Networks (including its wholly-owned subsidiaries Arvana Par and Arvana Comunicações do Brasil S. A. (“Arvana Com”) and BCH Beheer. The Company has ceased all operations in its subsidiary companies, and has written-off or disposed of all assets in the subsidiary companies, consequently they are now all considered to be inactive subsidiaries.

These consolidated interim financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. For the nine month period ended September 30, 2008, the Company incurred a loss from operations of $542,206. At September 30, 2008, the Company had a working capital deficiency of $1,295,315. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

2. Summary of Significant Accounting Policies

a) Basis of presentation

The Company began to generate revenues as a result of the acquisition of Hallotel during the final four months of 2006. In 2007 the Company commenced its planned principal operations and determined its target market segments and market strategies. The Company then disposed of Hallotel in December 2007 and ceased all operations in its subsidiary companies. The Company is again in the process of evaluating business opportunities and is in the development stage and presents its financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company’s fiscal year end is December 31. The accompanying consolidated interim financial statements of Arvana Inc. for the three and nine month periods ended September 30, 2008 and 2007, and for the cumulative amounts from the beginning of the development stage on January 1, 2005, through September 30, 2008, have been prepared in accordance with accounting principles generally accepted in the United States for financial information with the instructions to Form 10-Q and Regulation S-X. Although they are unaudited, in the opinion of management, they include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Results are not necessarily indicative of results which may be achieved in the future. The consolidated interim financial statements and notes appearing in this report should be read in conjunction with the Company’s consolidated audited financial statements and related notes thereto, together with Management’s Discussion and Analysis of Financial

ARVANA INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2008 and 2007
(expressed in US dollars)
(Unaudited)

2. Summary of Significant Accounting Policies con’t

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

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets or FSP FAS 142-3. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the intangible asset. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is assessing the potential impact that the adoption of FSP FAS 142-3 may have on its consolidated financial position, results of operations or cash flows.

ARVANA INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2008 and 2007
(expressed in US dollars)
(Unaudited)

2. Summary of Significant Accounting Policies con’t

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles or

SFAS No. 162. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement shall be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe that implementation of this standard will have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. Management has determined that the adoption of FSP EITF 03-6-1 will not have an impact on the Financial Statements.

3. Property and Equipment

At September 30, 2008:
		Accumulated	Net
	Cost	Amortization	Book Value
Equipment	$1,502	$1,024	$478

At December 31, 2007
		Accumulated	Net
	Cost	Amortization	Book Value
Equipment	$1,502	$800	$702

4. Related Parties and Loans Payable

On February 20, 2007, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of 150,000 Euros ($211,200 USD). Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $20,881 has been recorded in accounts payable and accrued liabilities for the period ended September 30, 2008.

On June 1, 2007, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $35,000 CAD ($32,889 USD). Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $2,719 has been recorded in accounts payable and accrued liabilities for the period ended September 30, 2008.

On November 6, 2007, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of 75,000 Euros ($105,600 USD). Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $6,120 has been recorded in accounts payable and accrued liabilities for the period ended September 30, 2008.

ARVANA INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2008 and 2007
(expressed in US dollars)
(Unaudited)

4. Related Parties and Loans Payable con’t

On March 26, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $50,000 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $1,548 has been recorded in accounts payable and accrued liabilities for the period ended September 30, 2008.

On March 26, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $5,000 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $155 has been recorded in accounts payable and accrued liabilities for the period ended September 30, 2008.

On March 31, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $50,000 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $1,508 has been recorded in accounts payable and accrued liabilities for the period ended September 30, 2008.

On April 7, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $50,000 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $1,450 has been recorded in accounts payable and accrued liabilities for the period ended September 30, 2008.

On April 9, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $45,000 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $1,290 has been recorded in accounts payable and accrued liabilities for the period ended September 30, 2008.

On June 26, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $3,000 CAD ($2,819 USD). Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $44 has been recorded in accounts payable and accrued liabilities for the period ended September 30, 2008.

On July 4, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $10,000 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $144 has been recorded in accounts payable and accrued liabilities for the period ended September 30, 2008.

On July 10, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $2,500 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $33 has been recorded in accounts payable and accrued liabilities for the period ended September 30, 2008.

On August 12, 2008, the Company received an unsecured, non-interest bearing loan from an unrelated party in the amount of $6,300 CAD ($5,920 USD). Repayment of the loan is due on closing of any future financing arrangement by the Company.

On September 12, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $5,000 CAD ($4,699 USD). Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $14 has been recorded in accounts payable and accrued liabilities for the period ended September 30, 2008.

ARVANA INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2008 and 2007
(expressed in US dollars)
(Unaudited)

4. Related Parties and Loans Payable con’t

At September 30, 2008, the Company had amounts due to related parties in the amount of $195,201 (December 31, 2007 $198,517). This amount includes $136,100 (December 31, 2007 $136,100) payable to three directors for services rendered during prior periods. This amount is to be paid part in cash and part in stock at a future date with the number of common shares determined by the fair value of the shares on the settlement date. The amounts owing bear no interest and are unsecured.

For the three-month period ended September 30, 2008, $16,834 (September 30, 2007 $NIL) and for the nine-month period ended September 30, 2008, $73,781 (September 30, 2007 $23,657) was incurred in general and administrative expenses by the Company for services rendered by the current Chief Executive Officer and Chief Financial Officer of the Company. At September 30, 2008, $NIL (December 31, 2007 $NIL) was owed to the current Chief Executive Officer and Chief Financial Officer of the Company, $18,794 (December 31, 2007 $20,176) was owed to the former Chief Financial Officer and Corporate Secretary and $26,312 (December 31, 2007 $28,246) was owed to the former President / Chief Executive Officer. The former Corporate Secretary of Arvana Networks Inc. was owed $13,995 at September 30, 2008 (December 31, 2007 $13,995). The amounts owing bear no interest and are unsecured.

5. Stockholder’s Equity

During the quarter ended December 31, 2007, 3,541,700 shares were to be returned to the Company and cancelled as part of an agreement entered into on December 7, 2007. As at September 30, 2008 3,500,000 of the shares have been received and the stock certificate representing the remaining 41,700 shares has been lost by the shareholder. The shares have been recorded as treasury stock at a value of $283,336 until they are cancelled.

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

The Company has a stock option plan in place under which it is authorized to grant options to executive officers and directors, employees and consultants enabling them to acquire up to 10% of the issued and outstanding common stock of the Company. Under the plan, the exercise price of each option equals the market price of the Company's stock as calculated on the date of grant. The options can be granted for a maximum term of 10 years. On June 5, 2006, the Company granted 1,600,000 stock options to its directors and employees. Each option is exercisable into one common share until December 31, 2009 at an exercise price of $1.25. The options were valued at $1,424,000 using the Black-Scholes model, and will be expensed over the vesting period of the options. The Company recorded an expense of $364,000 in the nine month period ended September 30, 2008 ($596,400 in 2007) for the pro-rated portion of the full charge.

As at September 30, 2008, the following incentive stock options are outstanding:
Number	Exercise
of options	Price	Expiry Date

1,600,000	$ 1.25	December 31, 2009

ARVANA INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2008 and 2007
(expressed in US dollars)
(Unaudited)

5. Stockholder’s Equity con’t

Stock option transactions and the number of share options outstanding are summarized as follows:

		Weighted
		Average
	Number	Exercise
	of Options	Price

Balance, December 31, 2007	1,600,000	1.25
Options granted	-	-
Options expired	-	-
Options exercised	-	-
Balance, September 30, 2008	1,600,000	$1.25

Number of options currently exercisable	1,066,667	$1.25

The following assumptions were used for the Black-Scholes valuation of stock options granted:

Risk-free interest rate	5.00%
Expected life of options	3.6 years
Annualized volatility	100%
Dividend rate	0.00%

6. Segmented Information

The Company had one reportable segment in 2007, which was the development of VoIP telephone services. That reportable segment was determined based on the nature of the products offered. The Company’s reportable segment for 2008 has not yet been determined as the Company is seeking new business opportunities. All the total property and equipment of $478 at September 30, 2008 is located in North America, at December 31, 2007, the total property and equipment of $702 was also located in North America.

7. Subsequent Event

Subsequent to September 30, 2008 the Company has received loans from a shareholder of the Company totaling $7,000 CAD ($5,812 USD). The loans are unsecured, payable on demand and bear interest at the rate of 6% per annum.

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

We will not be able to pursue any new business opportunities without additional financing. Our board of directors and management are actively pursuing obtaining financing in order to maintain operations while we evaluate potential businesses. Since December 31, 2007 we have obtained loans totaling $230,461 to provide operating capital.

In order to maintain operations while we evaluate new businesses we anticipate that we will need additional funding of approximately $50,000 during 2008. We had cash in the amount of $925 and a working capital deficit of $1,295,315 as at September 30, 2008. If we are successful in identifying a new business opportunity we will require funding in order to pursue that opportunity. The amount of funding required will depend on the opportunity and is not determinable at this time.

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

c) Impairment of long-lived assets and long-lived assets to be disposed of:

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount and the fair value less costs to sell. We have reviewed our long-lived assets and have determined that no impairment charges were necessary for the period ended September 30, 2008.

d) Stock-based compensation

The Company accounts for all stock-based payments to employees and non-employees under SFAS No.123R, “Accounting for Stock-Based Compensation,” using the fair value based method. Under the fair value method, stock-based payments are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measurable. The cost of stock-based payments to non-employees that are fully vested and non-forfeitable at the grant date is measured and recognized at that date. We granted stock options in June 2006 and will record an expense of $1,424,000 in stock-based compensation expense over the vesting period of the options. The Company recorded an expense of $364,000 for the nine month period ended September 30, 2008 and $596,400 in 2007 and $232,400 in 2006 for the pro-rated portion of the full charge.

Presentation of Financial Information

Our financial statements for the quarter ended September 30, 2008 include the accounts of:

  Arvana Networks;
  Arvana Par;
  Arvana Com; and
  BCH Beheer.

The accounts of BCH Beheer and Hallotel are included in our statements of operations and statements of cash flows through September 30, 2008 for BCH Beheer and December 7, 2007 for Hallotel, the date of disposal of Hallotel. Our results of operations presented below do not include the results of operations of Hallotel after December 7, 2007.

Results of Operations

Our operations for the nine months ended September 30, 2008 and 2007 are summarized below. The results of operations for the nine months ended September 30, 2007 include our former telecommunications industry business. We are no longer in the telecommunications industry and future results are not expected to be comparable to those of 2007 periods.

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007
Revenues	$0	$1,134,885	$0	$4,051,626
Costs of Sales	$0	$860,732	$0	$3,069,719
Gross profit	$0	$274,153	$0	$981,907
Operating Expenses:
Selling and promotion	$0	$26,802	$0	$61,282
General and Administration	$47,686	$212,220	$206,078	$826,895
Depreciation	$75	$51,390	$225	$155,774
Foreign exchange (gain) loss	($77,927)	$61,488	($28,097)	$81,381
Other Items:
Stock Based Compensation	$33,200	$66,400	$364,000	$596,400
Loss on write-off of equipment	$0	$0	$0	$10,059
Other Income	$0	$18,287	$0	$22,025
Gain on debt settlement	$0	$75,000	$0	$75,000
Income taxes	$0	$6,835	$0	$95,835
Other comprehensive gains	$0	$13,692	$0	$17,248
Comprehensive Loss for the Period	$3,034	$44,003	$542,206	$731,446

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

Administration Expenses

Administrative expenses are comprised of costs associated with management compensation, office overhead including rent, legal fees, and consulting services. The decrease in our administrative expenses for the three and nine months ended September 30, 2008 compared to September 30, 2007 is due to the disposal of Hallotel which generated a majority of our previous general and administrative expenses.

Foreign Exchange Gains (Losses)

Foreign exchange gains and losses are associated with exchange rate changes affecting the Company’s payables and loans that are based in Euros.

Stock-based Compensation

In June 2006, we awarded 1,600,000 stock options to a number of directors, management and consultants. The stock options have an exercise price of $1.25 per share which was the current market value of the shares at the time. As a result of this program, we will record an expense of $1,424,000 in stock-based compensation expense over the vesting period of the options. The Company recorded an expense of $33,200 for the three months and $364,000 for the nine months ended September 30, 2008 and $66,400 for the three months and $596,400 for the nine months ended September 30, 2007 for the pro-rated portion of the full charge. The final period that will record an expense associated with these options will be the first quarter of 2009.

Loss on the write-off of equipment

There were no write-offs during the three and nine months ended September 30, 2008. In the nine months ended September 30, 2007, we recorded a loss on the write-off of equipment in the amount of $10,059 which was attributable to software that was no longer usable for our operations.

Net Loss for the Period

We incurred a net loss of $3,034 for the three months and $542,206 for the nine months ended September 30, 2008 compared with a net loss of $57,695 for the three months and $748,694 in the nine months ended September 30, 2007.The results of operations are not considered to be comparable due to the significant difference in the operations of the Company during the two years. Future quarterly net losses are expected to be comparable to the current quarter until such time as a new business is entered into, net losses if any due to any new business cannot be estimated at this time.

Liquidity and Capital Resources

As at September 30, 2008, we had cash of $925 and a working capital deficit of $1,295,315. This compares to cash of $2,913 and working capital deficit of $1,117,333 as at December 31, 2007. We will not be able to pursue any new business opportunities without additional financing. Our board of directors and management are actively pursuing obtaining financing in order to maintain operations while we evaluate potential businesses. Since December 31, 2007 we have obtained loans totaling $230,461 to provide operating capital. In order to maintain operations while we evaluate new businesses we anticipate that we will need additional funding of approximately $50,000 during 2008.

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

Cash Used in Operating Activities

We used cash in operations in the amount of $193,324 during the nine months ended September 30, 2008, as compared to $283,703 during the nine months ended September 30, 2007. Cash used in operations for the two periods is not considered to be comparable due to the significant difference in the operations of the Company during the two periods. Cash used in operations during the nine months ended September 30, 2008 was attributable primarily to payments for administration expenses.

Cash Used in Investing Activities

We did not use cash in investing activities during the nine months ended September 30, 2008. In the nine months ended September 30, 2007 cash of $72,184 was used by our former subsidiary Hallotel in the acquisition of equipment.

Cash Flows from Financing Activities

The Company gained $224,649 from financing activities during the nine months ended September 30, 2008. The Company received $224,649 from unsecured loans bearing 6% interest per annum. In the nine months ended September 30, 2007 the Company obtained $251,769 from unsecured loans bearing 6% interest per annum and received advances from related parties of $113,121 resulting in net cash gained from financing activities of $364,890.

Going Concern

For the nine months ended September 30, 2008, the Company incurred a loss from operations of $542,206. At September 30, 2008, the Company had a working capital deficiency of $1,295,315. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operations. Our auditors stated in their report on our December 31, 2007 audited financial statements that they have substantial doubt we will be able to continue as a going concern.

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

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the period ended September 30, 2008 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Changes in internal control over financial reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the period ended September 30, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls and procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our controls and procedures will prevent all potential errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

PART II

Item 1.	Legal Proceedings.

We currently are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not complete any sales of securities without registration under the Securities Act of 1933 during our third quarter ended September 30, 2008.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the nine month period ended September 30, 2008.

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

Date: November 13, 2008