Form 10-K
period 2008-12-31
ARVANA INC
filed 2009-05-01
CIK 1113313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 0-30695

ARVANA INC.
(Exact name of registrant as specified in its charter)

NEVADA	87-0618509
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

Suite 2610, 1066 West Hastings Street, Vancouver, BC V6E 3X2
(Address of principal executive offices) (Zip Code)

604-684-4691
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [   ]    No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such
reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange
Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X]    No [   ]

The aggregate market value of the common stock held by nonaffiliates of the registrant (20,546,750 shares) based on the $0.01 closing price of the registrant's common stock as reported on the OTCBB on June 30, 2008, was approximately $205,468. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates.
Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of April 28, 2009, there were 21,202,375 outstanding shares of the registrant's common stock.

ITEM 1.        DESCRIPTION OF BUSINESS.

FORWARD-LOOKING STATEMENTS

The information in this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding our planned business, availability of funds, government regulations, common share prices, operating costs, capital costs, our ability to deploy our planned business and generate revenues and other factors. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. These statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors they believe are appropriate in the circumstances. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

On December 7, 2007, we entered into a settlement and share purchase agreement with Brulex to sell Hallotel back to Brulex. Under the terms of the agreement Brulex returned to the Company for cancellation the 3,541,700 of its common shares issued for the acquisition of BCH Beheer and Hallotel. The shares were valued at $283,336 based on our common share price of $0.08 on December 7, 2007. The amounts due to Brulex under the terms of the original Acquisition were reduced by $447,116 to €225,000. We also wrote off a receivable due from Hallotel in the amount of $74,913 as well as software retained by Hallotel in the amount of $64,104. The net effect of the transactions resulted in a loss of $2,239,014 upon disposal of Hallotel. With the sale of Hallotel we had exited the telecommunications industry.

On December 30, 2008, the Company entered into a sale and purchase agreement with Nazleal S.A. to dispose of the Company’s subsidiary, BCH Beheer. Under the terms of the agreement, Nazleal S.A. will assume all debts, obligations, and guarantees of BCH Beheer as of December 30, 2008, totaling €40,334 ($56,145) and the Company will reimburse Nazleal S.A. €20,000 ($27,840) for assuming all of BCH Beheer’s liabilities. The Company also wrote off $8 in cash. The net effect of the above transactions resulted in a gain of $28,297 upon disposal of BCH Beheer.

Our Plan of Operations

We exited the telecommunications industry at the end of 2007 and our present plan of operations for the next twelve months is to identify and evaluate industries and business opportunities in order to find a suitable business to enter into.

We will not be able to pursue any new business opportunities without additional financing. Our board of directors and management are actively pursuing obtaining financing in order to maintain operations while we evaluate potential businesses. Since December 31, 2008 we have obtained loans totaling $25,000 to provide operating capital. We estimate that this provides sufficient cash to operate through June 30, 2009.

In order to maintain operations while we evaluate new businesses we anticipate that we will need additional funding of approximately $200,000 during 2009. We had cash in the amount of $738 and a working capital deficit of $1,297,734 as at December 31, 2008. If we are successful in identifying a new business opportunity we will require funding in order to pursue that opportunity. The amount of funding required will depend on the opportunity and is not determinable at this time.

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

Wayne Smith was appointed Chief Financial Officer, Corporate Secretary and Treasurer on May 8, 2007 and Acting Chief Executive Officer on December 7, 2007 with the resignation of Mr. Oezcan. Mr. Smith is a self-employed financial consultant. In addition to his position with Arvana Inc, Mr. Smith was the Chief Financial Officer, Secretary, Treasurer and a Director from February 2, 2007 until December 15, 2008 of Xeno Transplants Corporation. Xeno is a company engaged in the research and development of xenotransplantation in the biotechnology industry that was publicly traded on the OTC Bulletin Board and is currently traded on the Pink Sheets. Previously, Mr. Smith was the Chief Operating Officer and Chief Financial Officer of Visiphor Corporation from July 2003 through January 2007. Visiphor is a software development and consulting services company that was publicly traded on the OTC Bulletin Board and the TSX Venture Exchange. Prior to those positions, he served as Visiphor’s Chief Financial Officer from September 2002 to July 2003. Since 1997, Mr. Smith has been a partner of TelePartners Consulting Inc., a consulting services company that provides management and financial consulting services. Mr. Smith holds a Chartered Accountant designation in Canada.

Research and Development Expenditures

The Company has not incurred any research and development expenditures during 2008 or 2007.

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during our fourth quarter ended December 31, 2008.

PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our common shares are quoted on the OTC Bulletin Board under the symbol AVNI and on the Frankfurt Stock Exchange under the symbol T5U.F. The following table indicates the high and low bid prices of our common shares during the periods indicated:

OTCBB:

QUARTER	HIGH BID	LOW BID
ENDED

December 31, 2008	$0.02	$0.002
September 30, 2008	$0.02	$0.01
June 30, 2008	$0.075	$0.005
March 31, 2008	$0.03	$0.005
December 31, 2007	$0.15	$0.06
September 30, 2007	$0.15	$0.10
June 30, 2007	$0.30	$0.10
March 31, 2007	$0.35	$0.08

FRANKFURT (in Euros):

QUARTER	HIGH BID	LOW BID
ENDED

December 31, 2008	0.014	0.001
September 30, 2008	0.02	0.001
June 30, 2008	0.04	0.001
March 31, 2008	0.018	0.001
December 31, 2007	0.06	0.03
September 30, 2007	0.10	0.05
June 30, 2007	0.10	0.06
March 31, 2007	0.26	0.08

The source of the high and low bid information for the OTCBB is the NASD OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders of Common Stock

As at April 28, 2009, we had 21,202,375 shares of common stock issued and outstanding and there were 55 registered holders based on the records of the Company’s transfer agent. The registered holders do not include beneficial owners of the Company's common shares whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

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

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2008, there were no sales of securities.

Small Business Issuer Purchases of Equity Securities

During the quarter ended December 31, 2008, there were no purchases of equity securities effected by the Company or any affiliated purchasers.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion of our financial condition, changes in financial condition and results of operations for the year ended December 31, 2008 should be read in conjunction with our audited consolidated financial statements and related notes for the year ended December 31, 2008.

Presentation of Financial Information

Our financial statements for the year ended December 31, 2008 include the accounts of:

  Arvana Networks;
  Arvana Par;
  Arvana Com;
  BCH Beheer up to the disposal date of December 30, 2008;
  Hallotel Deutschland GmbH up to the disposal date of December 7, 2007.

The accounts of BCH Beheer and Hallotel are included in our statements of operations and statements of cash flows from August 23, 2006, being the date of closing of our acquisition of BCH Beheer and Hallotel, through December 30, 2008 for BCH Beheer and December 7, 2007 for Hallotel. Our results of operations presented below do not include the results of operations of BCH Beheer after December 30, 2008 or Hallotel after December 7, 2007.

Results of Operations

References in the discussion below to 2008 are to our fiscal year ended December 31, 2008. Similarly, references to 2007 are to our fiscal year ended December 31, 2007. References to 2009 are to our current fiscal year that will end December 31, 2009.

Our operations for the years ended December 31, 2008 and 2007 are summarized below. The results of operations for the year ended December 31, 2007 are from our telecommunications industry business. We are no longer in the telecommunications industry.

	Year ended December 31, 2008	Year ended December 31, 2007
Revenues	$0	$4,740,895
Costs of Sales	$0	($3,654,429)
Gross profit	$0	$1,086,466
Operating Expenses:
Selling and promotion	$0	$67,329
General and Administration	$271,443	$1,117,090
Depreciation	$299	$198,405
Foreign exchange (gain) loss	$(62,745)	$111,501
Other Items:
Stock Based Compensation	$528,800	$662,800
Loss on write-off of equipment	$0	$37,196
Loss on bad debt expense	$0	$58,411
Loss on disposal of Hallotel	$0	$2,239,014
Gain on disposal of BCH Beheer	$28,297	$0

Other income	$0	$9,425
Gain on debt settlement	$0	$75,000
Income taxes	$0	$54,535
Other comprehensive income (losses)	$0	$13,790
Comprehensive Loss for the Period	$709,500	$3,361,600

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

Administration Expenses

Administrative expenses are comprised of costs associated with management compensation, office overhead including rent, legal fees, and consulting services. The decrease in our administrative expenses for the year ended December 31, 2008 compared to December 31, 2007 is due to the disposal of Hallotel which generated a majority of our previous general and administrative expenses.

Foreign Exchange Gains (Losses)

Foreign exchange gains and losses are associated with exchange rate changes affecting the Company’s payables and loans that are based in Euros and Canadian dollars.

Stock-based Compensation

In June 2006, we awarded 1,600,000 stock options to a number of directors, management and consultants. The stock options have an exercise price of $1.25 per share which was the current market value of the shares at the time. As a result of this program, we have recorded an expense of $1,424,000 in stock-based compensation expense over the vesting period of the options. The Company recorded an expense of $528,800 in 2008 and $662,800 in 2007 for the pro-rated portion of the full charge.

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

Gain on disposal of BCH Beheer

On December 30, 2008, the Company entered into a sale and purchase agreement with Nazleal S.A. to dispose of the Company’s subsidiary, BCH Beheer. Under the terms of the agreement, Nazleal S.A. will assume all debts, obligations, and guarantees of BCH Beheer as of December 30, 2008, totaling €40,334 ($56,145) and the Company will reimburse Nazleal S.A. €20,000 ($27,840) for assuming all of BCH Beheer’s liabilities. The Company also wrote off $8 in cash. The net effect of the above transactions resulted in a gain of $28,297 upon disposal of BCH Beheer.

Net Loss for the Period

We incurred a net loss of $709,500 for the year ended December 31, 2008 compared with a net loss of $3,375,390 in 2007. The majority of the loss in 2007 was related to the loss on disposal of our Hallotel business.

Liquidity and Capital Resources

As at December 31, 2008, we had cash of $738 and a working capital deficit of $1,297,734. This compares to cash of $2,913 and working capital deficit of $1,117,333 as at December 31, 2007.

Plan of Operations

We exited the telecommunications industry at the end of 2007 and our present plan of operations for the next twelve months is to identify and evaluate industries and business opportunities in order to find a suitable business to enter into.

We will not be able to pursue any new business opportunities without additional financing. Our board of directors and management are actively pursuing obtaining financing in order to maintain operations while we evaluate potential businesses. Since December 31, 2008 we have obtained loans totaling $25,000 to provide operating capital. We estimate that this provides sufficient cash to operate through June 30, 2009.

In order to maintain operations while we evaluate new businesses we anticipate that we will need additional funding of approximately $200,000 during 2009. We had cash in the amount of $738 and a working capital deficit of $1,297,734 as at December 31, 2008. If we are successful in identifying a new business opportunity we will require funding in order to pursue that opportunity. The amount of funding required will depend on the opportunity and is not determinable at this time.

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

Cash Used in Operating Activities

We used cash in operations in the amount of $240,129 during fiscal 2008, as compared to $616,700 during fiscal 2007. Cash used in operations for the two periods is not considered to be comparable due to the significant difference in the operations of the Company during the two periods. Cash used in operations during the year ended December 31, 2008 was attributable primarily to payments for administrative expenses.

Cash Used in Investing Activities

We did not use cash in investing activities during the year ended December 31, 2008. In the year ended December 31, 2007 cash of $139,354 was used by our former subsidiary Hallotel. Of this amount, $89,920 was attributable to the acquisition of equipment, a recovery of $3,702 from proceeds of the sale of equipment and $53,136 was cash held by Hallotel at the date of disposal.

Cash Flows from Financing Activities

The Company obtained $237,954 from financing activities during fiscal 2008. The Company received $230,975 from unsecured loans bearing 6% interest per annum. The Company also increased its indebtedness to related parties during the year by $6,979. In fiscal 2007 the Company received $360,672 from unsecured loans bearing 6% interest per annum and received advances of $150,966 from related parties.

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

Going Concern

For the year ended December 31, 2008, the Company incurred a loss from operations of $709,500. At December 31, 2008, the Company had a working capital deficiency of $1,297,734. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Since inception of the Company we have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operations. For these reasons our auditors stated in their report on our audited financial statements that they have substantial doubt we will be able to continue as a going concern.

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

Our financial statements include the accounts of the Company, its wholly-owned subsidiaries Arvana Networks, Arvana Par, Arvana Com and its former wholly owned subsidiaries BCH Beheer up to December 30, 2008 and Hallotel up to December 7, 2007. All significant inter-company transactions and balances have been eliminated.

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

Transactions conducted in foreign currencies are recorded using the exchange rate in effect on the transaction date. At the period end, monetary assets and liabilities are translated to the functional currency of each entity using the exchange rate in effect at the period end date. Transaction gains and losses are recorded in foreign exchange gain or loss.

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

Stock-based Compensation Expense

The Company accounts for all stock-based payments to employees and non-employees under SFAS No.123R, “Accounting for Stock-Based Compensation,” using the fair value based method. Under the fair value method, stock-based payments are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measurable. The cost of stock-based payments to non-employees that are fully vested and non-forfeitable at the grant date is measured and recognized at that date. We granted stock options in June 2006 and have recorded an expense of $1,424,000 in stock-based compensation expense over the vesting period of the options. The Company recorded an expense of $528,800 in 2008 and $662,800 in 2007 for the prorated portion of the full charge.

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

FASB Staff Position 157-2 (“FSP FAS 157-2”) delayed the effective date of FAS 157 until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted FAS 157 on January 1, 2008, and utilized the one year deferral for non-financial assets and non-financial liabilities that was granted by FSP FAS 157-2. The adoption of FAS 157 did not have a material impact on the Company’s consolidated financial statements.

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

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets or FSP FAS 142-3. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the intangible asset. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. We are assessing the potential impact that the adoption of FSP FAS 142-3 may have on our consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles or SFAS No. 162. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement shall be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not believe that implementation of this standard will have a material impact on our consolidated financial position, results of operations or cash flows.

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

ITEM 8.        FINANCIAL STATEMENTS.

Our audited financial statements for the year ended December 31, 2008, as set forth below, are included with this Annual Report on Form 10-K. Our audited financial statements are prepared on the basis of accounting principles generally accepted in the United States and are expressed in U.S. dollars.

PAGE

Auditors’ Report	13

Consolidated Balance Sheets, December 31, 2008 and 2007	14

Consolidated Statements of Operations for the years ended December 31, 2008 and 2007 and cumulative amounts from the beginning of the development stage on January 1, 2005 to December 31, 2008	15

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007 and cumulative amounts from the beginning of the development stage on January 1, 2005 to December 31, 2008	16

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2008 and 2007	17

Notes to Consolidated Financial Statements	18

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Arvana, Inc. and subsidiaries (A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Arvana, Inc. and subsidiaries (A Development Stage Company) as at December 31, 2008 and 2007 and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficiency) and cash flows for the years then ended and for the period from the beginning of the development stage on January 1, 2005 to December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended and for the period from the beginning of the development stage on January 1, 2005 to December 31, 2008 in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has minimal assets is dependent upon financing to continue operations has suffered recurring losses from operations and has working capital deficit as of December 31, 2008. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Accountants

April 24, 2009

1200 – 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, BC, Canada, V7Y 1G6
Telephone (604) 687-0947 Fax (604) 687-6172

 ARVANA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN US DOLLARS)

	December 31,	December 31,
	2008	2007

ASSETS

Current
Cash	$738	$2,913

	738	2,913

Long-term
Property and equipment (Note 6)	403	702

	$1,141	$3,615

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current
Accounts payable and accrued liabilities	$360,275	$340,122
Note payable	167,040	220,935
Amounts due to related parties (Note 7)	196,482	198,517
Loans Payable (Note 7)	574,675	360,672

	1,298,472	1,120,246

Stockholders' deficiency
Common stock (Note 8)
100,000,000 common shares authorized at $0.001 par value;
21,202,375 common shares issued and outstanding (December 31, 2007 - 21,202,375)	21,203	21,203
Additional paid-in capital	21,426,301	20,897,501
Deficit	(95,331)	(95,331)
Deficit accumulated during the development stage	(22,366,168)	(21,656,668)

	(1,013,995)	(833,295)
Less: Treasury stock - 3,541,700 common shares (December 31, 2007 - 3,541,700)	(283,336)	(283,336)

	(1,297,331)	(1,116,631)

	$1,141	$3,615

The accompanying notes are an integral part of these consolidated financial statements.

ARVANA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(EXPRESSED IN US DOLLARS)

			Cumulative amounts
			from the beginning of the
	For the year ended		development stage on
	December 31,		January 1, 2005 to
	2008	2007	December 31, 2008

Sales	$-	$4,740,895	$7,573,714
Cost of sales	-	(3,654,429)	(5,896,638)

Gross profit	-	1,086,466	1,677,076

Operating expenses
Selling and promotion	-	(67,329)	(188,078)
General and administrative	(271,443)	(1,117,090)	(3,712,064)
Research and development	-	-	(170,083)
Depreciation	(299)	(198,405)	(270,021)
Foreign exchange gain (loss)	62,745	(111,501)	(208,085)

Operating loss	(208,997)	(407,859)	(2,871,255)

Other items
Stock-based compensation	(528,800)	(662,800)	(9,837,290)
Loss on write-off of equipment	-	(37,196)	(67,798)
Loss on acquisition of Arvana Networks	-	-	(7,013,310)
Loss on acquisition of Arvana Com	-	-	(279,037)
Loss on bad debt expense	-	(58,411)	(58,411)
Loss on disposal of Hallotel	-	(2,239,014)	(2,239,014)
Gain on disposal of BCH Beheer	28,297	-	28,297
Other income	-	9,425	9,425
Gain on debt settlement	-	75,000	75,000

Net loss before income taxes	(709,500)	(3,320,855)	(22,253,393)

Income taxes	-	(54,535)	(67,035)

Net loss for the period	$(709,500)	$(3,375,390)	$(22,320,428)

Other comprehensive gain (loss)	-	13,790	(45,740)

Comprehensive loss for the period	$(709,500)	$(3,361,600)	$(22,366,168)

Loss per share - basic and diluted	$(0.03)	$(0.16)

Weighted average number of common shares outstanding	21,202,375	20,670,083

The accompanying notes are an integral part of these consolidated financial statements.

 ARVANA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

			Cumulative amounts
			from the beginning of the
	For the year ended		development stage on
	December 31,		January 1, 2005 to
	2008	2007	December 31, 2008

Cash flows from operating activities
Net loss for the period	$(709,500)	$(3,375,390)	$(22,320,428)

Items not involving cash:
Depreciation and amortization	299	198,405	270,021
Stock-based compensation	528,800	662,800	9,837,290
Loss on acquisition of Arvana Networks	-	-	7,013,310
Loss on acquisition of Arvana Comunicacoes	-	-	279,037
Loss on write-off of equipment	-	37,196	67,798
Loss on bad debt expense	-	58,411	58,411
Gain on debt settlement	-	(75,000)	(75,000)
Loss on disposal of Hallotel	-	2,239,014	2,239,014
Gain on disposal of BCH Beheer	(28,297)	-	(28,297)
Deferred income taxes	-	(27,714)	31,294
Unrealized foreign exchange	(53,895)	-	(53,895)
Changes in non-cash working capital:
Receivables	-	63,698	(503,998)
Accounts payable and accrued liabilities	22,464	(398,120)	1,472,156

Net cash used in operations	(240,129)	(616,700)	(1,713,287)

Cash flows from investing activities
Acquisition of equipment	-	(89,920)	(378,751)
Proceeds of sale of equipment	-	3,702	3,702
Cash portion of Investment in BCH Beheer / Hallotel	-	-	(1,445,235)
Cash of Hallotel on disposition date	-	(53,136)	(53,136)
Cash of BCH Beheer / Hallotel on acquisition date	-	-	105,659
Cash of Arvana Networks on acquisition date	-	-	5,800
Cash of Arvana Comunicacoes on acquisition date	-	-	62,465

Net cash used in investing activities	-	(139,354)	(1,699,496)

Cash flows from financing activities
Advances from (to) related parties	6,979	150,966	(232,355)
Proceeds of loans payable, net	230,975	360,672	591,647
Contribution to capital	-	-	900
Proceeds from issuance of common stock, net of finders' fees	-	-	3,097,750

Net cash provided by financing activities	237,954	511,638	3,457,942

Effect of exchange rate changes on cash	-	13,877	(45,653)

Increase (decrease) in cash	(2,175)	(230,539)	(494)

Cash , beginning of period	2,913	233,452	1,232

Cash, end of period	$738	$2,913	$738

Supplementary information
Interest paid	$-	$3,436
Taxes paid	-	168

Transactions not involving cash
Write-off of software associated with the disposal of Hallotel	-	64,104	64,104
Issuance of stock for settlement of debt; 500,000 shares of common stock	-	75,000	75,000
Decrease in accounts payable due to Brulex due to disposal of Hallotel	-	338,236	338,236
Decrease in note payable due to Brulex due to disposal of Hallotel	-	108,880	108,880
Loss of receivables due to Hallotel disposal	-	1,554,068	1,554,068
Loss of property and equipment due to Hallotel disposal	-	516,497	516,497
Loss of accounts payable and accrued liabilities due to Hallotel disposal	-	1,867,306	1,867,306
Loss of deferred income tax liability due to Hallotel disposal	-	31,445	31,445
Decrease in accounts payable due to disposal of BCH Beheer	28,305	-	28,305

Common shares cancelled due to disposal of Hallotel (3,541,700 @ $0.08)	-	283,336	283,336
Common shares issued for services (451,875 @ $0.40)	-	-	180,750
Common shares issued for acquisition of BCH Beheer / Hallotel (3,541,700 @ $0.40)	-	-	1,416,680
Common shares issued for finders fees for BCH Beheer / Hallotel Acquisition (208,300 @ $0.40)	-	-	83,320

The accompanying notes are an integral part of these consolidated financial statements.

ARVANA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(EXPRESSED IN US DOLLARS)

	Common Stock		Treasury Stock				Deficit
							Accumulated	Accumlated	Total
					Additional		during the	other	Stockholders'
					Paid-in		development	comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	stage	loss	(Deficiency)

From inception to December 31, 2004	8,253,000	$8,253	-	$-	$88,310	$(95,331)	$-	$-	$1,232

Contribution to capital	-	-	-	-	900	-	-	-	900
Return and cancellation of common stock - March 2005	(1,350,000)	(1,350)	-	-	1,350	-	-	-	-
Issuance of common stock for cash at $0.10 - May 2005	3,000,000	3,000	-	-	5,997,000	-	-	-	6,000,000
Issuance of common stock for cash at $1.25 - July 2005	400,000	400	-	-	911,600	-	-	-	912,000
Return and cancellation of common stock - August 2005	(1,017,000)	(1,017)	-	-	1,017	-	-	-	-
Issuance of common stock for cash at $1.25 - August 2005	792,000	792	-	-	1,804,968	-	-	-	1,805,760
Issuance of common stock for finders fee at $2.28 - August 2005	330,000	330	-	-	752,070	-	-	-	752,400
Issuance of common stock in transaction with Arvana Networks at $2.28 - August 2005	3,000,000	3,000	-	-	6,837,000	-	-	-	6,840,000
Finders fees paid in cash - July, August, September 2005	-	-	-	-	(164,000)	-	-	-	(164,000)
Issuance of common stock for cash at $1.25 - October 2005	440,000	440	-	-	1,002,760	-	-	-	1,003,200
Issuance of common stock for finders fee at $2.28 - October 2005	43,500	44	-	-	99,137	-	-	-	99,181
Finders fees paid in cash - October 2005	-	-	-	-	(54,750)	-	-	-	(54,750)
Net operating loss for the year ended December 31, 2005	-	-	-	-	-		(16,492,608)	-	(16,492,608)

Balance December 31, 2005	13,891,500	$13,892	-	$-	$17,277,362	$(95,331)	$(16,492,608)	$-	$703,315

Stock-based compensation	-	-	-	-	232,400	-	-	-	232,400
Issuance of common stock for acquisition of BCH Beheer / Hallotel, including transaction fee	3,750,000	3,750	-	-	1,496,250	-	-	-	1,500,000
Issuance of common stock for cash at $0.40	2,625,000	2,625	-	-	1,047,375	-	-	-	1,050,000
Issuance of common stock for services at $0.40	451,875	452	-	-	180,298	-	-	-	180,750
Finders fees paid in cash	-	-	-	-	(73,500)	-	-	-	(73,500)
Net operating loss for the year ended December 31, 2006	-	-	-	-	-	-	(1,742,930)	-	(1,742,930)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(59,530)	(59,530)

Balance December 31, 2006	20,718,375	$20,719	-	$-	$20,160,185	$(95,331)	$(18,235,538)	$(59,530)	$1,790,505

Stock-based compensation	-	-	-	-	662,800	-	-	-	662,800
Return and cancellation of common stock	(16,000)	(16)	-	-	16	-	-	-	-
Issuance of common stock for debt settlement	500,000	500	-	-	74,500	-	-	-	75,000
Treasury stock acquired on disposal of subsidiary	-	-	(3,541,700)	(283,336)		-	(45,740)	45,740	(283,336)
Net operating loss for the year ended December 31, 2007	-	-	-	-	-	-	(3,375,390)	-	(3,375,390)
Foreign currency translation adjustment	-	-	-	-	-	-	-	13,790	13,790

Balance December 31, 2007	21,202,375	$21,203	(3,541,700)	$(283,336)	$20,897,501	$(95,331)	$(21,656,668)	$-	$(1,116,631)

Stock-based compensation	-	-	-	-	528,800	-	-	-	528,800
Net operating loss for the year ended December 31, 2008	-	-	-	-	-	-	(709,500)	-	(709,500)

Balance December 31, 2008	21,202,375	$21,203	(3,541,700)	$(283,336)	$21,426,301	$(95,331)	$(22,366,168)	$-	$(1,297,331)

The accompanying notes are an integral part of these consolidated financial statements.

ARVANA INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007
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

These consolidated financial statements for the year ended December 31, 2008 include the accounts of the Company, its subsidiary Arvana Networks (including its wholly-owned subsidiaries Arvana Par and Arvana Comunicações do Brasil S. A. (“Arvana Com”) and its formerly-owned subsidiary BCH Beheer B.V. up to its date of disposal on December 30, 2008 (and its formerly wholly-owned subsidiary Hallotel Deutschland GmbH up to its date of disposal on December 7, 2007). The Company has ceased all operations in its subsidiary companies, and has written-off or disposed of all assets in the subsidiary companies, consequently they are now all considered to be inactive subsidiaries.

These consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. For the year ended December 31, 2008, the Company incurred a loss from operations of $709,500. At December 31, 2008, the Company had a working capital deficiency of $1,297,734. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

2. Summary of Significant Accounting Policies

a) Basis of presentation
The Company began to generate revenues as a result of the acquisition of Hallotel during the final four months of 2006. In 2007 the Company commenced its planned principal operations and determined its target market segments and market strategies. Consequently, the Company exited the development stage during early 2007. The Company then disposed of Hallotel in December 2007 and ceased all operations in its subsidiary companies. The Company is again in the process of evaluating business opportunities and has returned to the development stage and presents its financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company’s fiscal year end is December 31. The accompanying consolidated financial statements of Arvana Inc. for the years ended December 31, 2008 and 2007, and for the cumulative amounts from the beginning of the development stage on January 1, 2005, through December 31, 2008, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for financial information with the instructions to Form 10-K and Regulation S-K. In the opinion of management, they include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Results are not necessarily indicative of results which may be achieved in the future.

b) Basis of consolidation
Included in the financial statements are the accounts of the Company, its wholly-owned subsidiaries Arvana Networks, Arvana Par, and Arvana Com. The accounts of the Company’s formerly wholly-owned subsidiary, BCH Beheer, are included up to the date of its disposal on December 30, 2008. The accounts of the Company’s formerly wholly-owned subsidiary, Hallotel, are included up to the date of its disposal on December 7, 2007. All significant inter-company transactions and balances have been eliminated.

ARVANA INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007
(expressed in US dollars)

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

The Company used the current rate method when translating its former Dutch subsidiary BCH Beheer and its former German subsidiary Hallotel. All assets and liabilities denominated in a foreign currency are translated into US dollars at the exchange rate in effect on the balance sheet date. Revenue and expenses are translated at the average rates of exchange prevailing during the periods.

Transactions conducted in foreign currencies are recorded using the exchange rate in effect on the transaction date. At the period end, monetary assets and liabilities are translated to the functional currency of each entity using the exchange rate in effect at the period end date. Transaction gains and losses are recorded in foreign exchange gain or loss.

The exchange rate prevailing at December 31, 2008, was 2.3145, stated in the Brazilian Real per one US dollar. The average exchange rate during the twelve-month period ended December 31, 2008, was 1.8402 stated in the Brazilian Real per one US dollar. For the Euro, the exchange rate prevailing at December 31, 2008, was 1.3920 US dollars per Euro and the average exchange rate during the twelvemonth period ended December 31, 2008, was 1.4713 US dollars per Euro.

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

h) Accounts receivable
Trade and other accounts receivable are reported at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable primarily includes trade receivables from customers. The Company estimates doubtful accounts on an item-by-item basis and includes over-aged accounts as part of the allowance for doubtful accounts, which are generally ones that are ninety days or greater overdue.

ARVANA INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007
(expressed in US dollars)

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

k) Financial instruments
Financial instruments of the Company are comprised of cash, accounts payable and accrued liabilities, note payable, amounts due to and from related parties, and loans payable. The estimated fair values of financial instruments were considered by management to be not materially different from their carrying values due to their short term to maturity or capacity for prompt liquidation.

l) Concentration of credit risk
Financial instruments that potentially subject the company to concentrations of credit risk consists of cash. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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
For the Years Ended December 31, 2008 and 2007
(expressed in US dollars)

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

p) Net loss per share
Basic loss per share is computed using the weighted average number of common shares outstanding during the year. Diluted loss per share is computed using the weighted average number of common shares and potentially dilutive common stock equivalents, including stock options and warrants. As at December 31, 2008, the Company had 1,600,000 of potentially dilutive instruments that were excluded from the determination of diluted loss per share as they would be anti-dilutive.

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

FASB Staff Position 157-2 (“FSP FAS 157-2”) delayed the effective date of FAS 157 until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted FAS 157 on January 1, 2008, and utilized the one year deferral for non-financial assets and non-financial liabilities that was granted by FSP FAS 157-2. The adoption of FAS 157 did not have a material impact on the Company’s consolidated financial statements.

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

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets or FSP FAS 142-3. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the intangible asset. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. We are assessing the potential impact that the adoption of FSP FAS 142-3 may have on our consolidated financial position, results of operations or cash flows.

ARVANA INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007
(expressed in US dollars)

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles or SFAS No. 162. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement shall be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not believe that implementation of this standard will have a material impact on our consolidated financial position, results of operations or cash flows.

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
For the Years Ended December 31, 2008 and 2007
(expressed in US dollars)

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

a payable to Brulex in the amount of €277,630 for commissions paid by Hallotel to its salespersons in respect of carrier pre- select sign-ups on net new customers after October 19, 2005 and before the closing date of the Acquisition, as provided in the Share Purchase Agreement.

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

ARVANA INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007
(expressed in US dollars)

On December 30, 2008, the Company entered into a sale and purchase agreement with Nazleal S.A. to dispose of the Company’s subsidiary, BCH Beheer. Under the terms of the agreement, Nazleal S.A. will assume all debts, obligations, and guarantees of BCH Beheer as of December 30, 2008, totaling €40,334 ($56,145) and the Company will reimburse Nazleal S.A. €20,000 ($27,840) for assuming all of BCH Beheer’s liabilities. The Company also wrote off $8 in cash. The net effect of the above transactions resulted in a gain of $28,297 upon disposal of BCH Beheer.

6. Property and Equipment

At December 31, 2008:
		Accumulated	Net
	Cost	Amortization	Book Value
Equipment	$1,502	$1,099	$403

At December 31, 2007
		Accumulated	Net
	Cost	Amortization	Book Value
Equipment	$1,502	$800	$702

7. Related Parties and Loans Payable

On February 20, 2007, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of 150,000 Euros ($208,800 USD). Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $23,776 has been recorded in accounts payable and accrued liabilities for the year ended December 31, 2008.

On June 1, 2007, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $35,000 CAD ($28,735 USD). Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $2,807 has been recorded in accounts payable and accrued liabilities for the year ended December 31, 2008.

On November 6, 2007, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of 75,000 Euros ($104,400 USD). Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $7,616 has been recorded in accounts payable and accrued liabilities for the year ended December 31, 2008.

On March 26, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $50,000 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $2,298 has been recorded in accounts payable and accrued liabilities for the year ended December 31, 2008.

On March 26, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $5,000 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $230 has been recorded in accounts payable and accrued liabilities for the year ended December 31, 2008.

On March 31, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $50,000 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $2,258 has been recorded in accounts payable and accrued liabilities for the year ended December 31, 2008.

ARVANA INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007
(expressed in US dollars)

On April 7, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $50,000 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $2,200 has been recorded in accounts payable and accrued liabilities for the year ended December 31, 2008.

On April 9, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $45,000 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $1,965 has been recorded in accounts payable and accrued liabilities for the year ended December 31, 2008.

On June 26, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $3,000 CAD ($2,463 USD). Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $75 has been recorded in accounts payable and accrued liabilities for the year ended December 31, 2008.

On July 4, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $10,000 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $294 has been recorded in accounts payable and accrued liabilities for the year ended December 31, 2008.

On July 10, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $2,500 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $71 has been recorded in accounts payable and accrued liabilities for the year ended December 31, 2008.

On August 12, 2008, the Company received an unsecured, non-interest bearing loan from an unrelated party in the amount of $6,300 CAD. The Company repaid $2,000 CAD of this loan on October 16, 2008, leaving a loan balance of $4,300 CAD ($3,530 USD). Repayment of the loan is due on closing of any future financing arrangement by the Company.

On September 12, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $5,000 CAD ($4,105 USD). Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $74 has been recorded in accounts payable and accrued liabilities for the year ended December 31, 2008.

On October 16, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $2,000 CAD ($1,642 USD). Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $21 has been recorded in accounts payable and accrued liabilities for the year ended December 31, 2008.

On October 21, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $5,000 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $59 has been recorded in accounts payable and accrued liabilities for the year ended December 31, 2008.

On November 13, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $3,500 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $28 has been recorded in accounts payable and accrued liabilities for the year ended December 31, 2008.

At December 31, 2008, the Company had amounts due to related parties in the amount of $196,482 (December 31, 2007 - $198,517). This amount includes $136,100 (December 31, 2007 - $136,100) payable to three directors for services rendered during 2007. This amount is to be paid part in cash and part in stock at a future date with the number of common shares determined by the fair value of the shares on the settlement date. The amounts owing bear no interest, are unsecured, and have no fixed terms of repayment.

For the year ended December 31, 2008, $83,671 (December 31, 2007 $26,707) was incurred in general and administrative expenses by the Company for services rendered by the current Chief Executive Officer, Chief Financial Officer and Corporate Secretary of the Company. At December 31, 2008, $6,979 (December 31, 2007 $Nil) was owed to the current Chief Executive Officer, Chief Financial Officer and Corporate Secretary of the Company. At December 31, 2008, $16,420 (December 31, 2007 $20,176) was owed to the former Chief Financial Officer and Corporate Secretary and $22,988 (December 31, 2007 $28,246) was owed to the former President / Chief Executive Officer. The Corporate Secretary of Arvana Networks Inc. was owed $13,995 at December 31, 2008 (December 31, 2007 $13,995). The amounts owing bear no interest, are unsecured, and have no fixed terms of repayment.

ARVANA INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007
(expressed in US dollars)

For the year ended December 31, 2007, $26,707 (December 31, 2006 $NIL) was incurred in general and administrative expenses by the Company for services rendered by the current Chief Financial Officer and Corporate Secretary of the Company. At December 31, 2007, $20,176 (December 31, 2006 $17,200) was owed to the former Chief Financial Officer and Corporate Secretary and $28,246 (December 31, 2006 $24,080) was owed to the former President / Chief Executive Officer. The Corporate Secretary of Arvana Networks Inc. was owed $13,995 at December 31, 2007 (December 31, 2006 $6,364). The amounts owing bear no interest, are unsecured, and have no fixed terms of repayment.

8. Share Capital

(a) During the year ended December 31, 2007, 3,541,700 shares were to be returned to the Company and cancelled as part of the Brulex Settlement Agreement entered into on December 7, 2007, see Note 5. These shares had not yet been cancelled at December 31, 2008 and have been recorded as treasury stock at a value of $283,336 until they are cancelled.

During the year ended December 31, 2007, the Company cancelled and returned to treasury 16,000 common shares at a par value of $0.001 per share. These shares had been held as unissued by the Company’s legal counsel.

During the year ended December 31, 2007, the Company issued 500,000 common shares at a price of $0.15 per share in settlement of debt, see Note 3.

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

(c) The Company has a stock option plan in place under which it is authorized to grant options to executive officers and directors, employees and consultants enabling them to acquire up to 10% of the issued and outstanding common stock of the Company. Under the plan, the exercise price of each option equals the market price of the Company's stock as calculated on the date of grant. The options can be granted for a maximum term of 10 years. On June 5, 2006, the Company granted 1,600,000 stock options to its directors and employees. Each option is exercisable into one common share until December 31, 2009 at an exercise price of $1.25. The options were valued at $1,424,000 using the Black-Scholes model, and have been expensed over the vesting period of the options. The Company recorded an expense of $528,800 in 2008 ($662,800 - 2007) for the balance of the full charge. The weighted average fair value of options granted during 2006 was $0.89.

As at December 31, 2008, the following incentive stock options are outstanding:

Number	Exercise
of options	Price	Expiry Date

1,600,000	$ 1.25	December 31, 2009

ARVANA INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007
(expressed in US dollars)

Stock option transactions and the number of share options outstanding are summarized as follows:

Weighted
Average
	Number	Exercise
	of Options	Price

Balance, December 31, 2005	-	$-
Options granted	1,600,000	1.25
Options expired	-	-
Options exercised	-	-
Balance, December 31, 2006	1,600,000	1.25
Options granted	-	-
Options expired	-	-
Options exercised	-	-
Balance, December 31, 2007	1,600,000	$1.25
Options granted	-	-
Options expired	-	-
Options exercised	-	-
Balance, December 31, 2008	1,600,000	$1.25

Number of options currently exercisable	1,066,667	$1.25

9. Segmented Information

The Company has no reportable segments. All of the Company’s equipment at December 31, 2008, and December 31, 2007, was located in North America.

ARVANA INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007
(expressed in US dollars)

10. Deferred Income Taxes

Income tax benefits attributable to losses from United States of America operations was $Nil for the years ended December 31, 2008 and 2007, and differed from the amounts computed by applying the United States of America federal income tax rate of 34 percent to pretax losses from operations as a result of the following:

	2008	2007

Loss for the year before income taxes	$(709,500)	$(3,320,855)

Computed "expected" tax benefit	$(241,230)	$(1,129,091)
Non deductible expenses	148,838	1,112,081
Lower effective income tax rate on (income) loss	-	(14,354)
of foreign subsidiaries
Change in valuation allowance	92,392	85,899

Income tax expense	$-	$54,535

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 are presented below:

	2008	2007
Deferred tax assets:
Net operating loss carry forwards - US	$387,492	$295,099
Valuation allowance	(387,492)	(295,099)
Net deferred tax asset	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2008 and 2007 was $387,492 and $295,099, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in assessing the realizability of deferred tax assets. In order to fully realize the deferred tax asset attributable to net operating loss carryforwards, the Company will need to generate future taxable income of approximately $1,140,000 prior to the expiration of the net operating loss carryforwards.

11. Subsequent Events

Subsequent to December 31, 2008, the Company has received a loan from a shareholder of the Company totaling $25,000. The loan is unsecured, payable on demand and bears interest at the rate of 6% per annum.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Engagement of Davidson and Company

We engaged Davidson and Company, Chartered Accountants, as its principal independent registered public accounting firm effective May 9, 2007. Concurrent with this appointment, Dohan and Company, Certified Public Accountants ("Dohan and Company") resigned as the principal independent registered public accounting firm of the Company effective May 9, 2007. The decision to change the Company’s principal independent registered public accounting firm has been approved by the Company’s board of directors.

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

ITEM 9A(T).   CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2008 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of the Evaluation Date and identified the following material weaknesses:

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

Changes in internal control over financial reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.      OTHER INFORMATION.

Not applicable.

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our current executive officers and directors are:

Name	Age	Position
Sir John Baring (1)	62	Chairman of the Board of Directors
Ross Wilmot (1)	66	Director
Wayne Smith	53	Chief Executive Officer and Chief Financial Officer

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

Ross Wilmot was appointed director on August 19, 2005. Mr. Wilmot is a Chartered Accountant and for the past ten years has provided independent financial consulting services. In addition to serving on the board of Arvana, Mr. Wilmot serves the following public companies, CTF Technologies Inc., Orex Minerals Inc., Orko Silver Corp., and Verb Exchange Inc. He is a director in all of the companies and Chief Financial Officer in Orex Minerals Inc. and Orko Silver Corp. Mr. Wilmot is the Chairman of the audit committee.

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

Audit Committee and Audit Committee Financial Expert

Our board of directors has established an audit committee that is comprised of Sir John Baring and Ross Wilmot.

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

Code of Ethics

We have adopted a Code of Ethics that applies to all the Company’s directors, officers and employees. A copy of our Code of Ethics was incorporated by reference in our previously filed Form 10-KSB for fiscal 2007 as an exhibit.

Significant Employees

We do not have any other significant employees, other than our directors and executive officers named above.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended December 31, 2008 all such filing requirements applicable to our officers and directors were complied with, except as set forth below:

Name and Principal Position	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Form
Wayne Smith, CEO and CFO	Nil	Nil	Nil
Teyfik Oezcan, former Director and former CEO	Nil	Nil	Nil
Ross Wilmot, Director	Nil	Nil	Nil
Karen Engleson, former Corporate Secretary and former CFO	Nil	Nil	Nil
Brulex ( formerly greater than 10% Shareholder)	Nil	Nil	One

ITEM 11.      EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth certain compensation information for:

  Teyfik Oezcan, our former chief executive officer,
  Wayne Smith, our chief executive officer and chief financial officer,
  Karen Engleson, our former chief financial officer and former corporate secretary,

One former executive officer of the Company earned total annual salary and bonus exceeding $100,000 during the fiscal year ended December 31, 2007.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awar ds ($)	Option Awards ($)	Non- Equity Incenti ve Plan Compe n-sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Teyfik Oezcan, former President and former Chief Executive Officer(1)	2008 2007 2006	Nil $229,544(1) $6,500	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil $229,544 $6,500
Wayne Smith, Chief Executive Officer and Chief Financial Officer(2)	2008 2007 2006	$83,671 $26,707 Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$83,671 $26,707 Nil
Karen Engleson, Former Chief Financial Officer and former Corporate Secretary(3)	2008 2007 2006	Nil $12,919 Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil $89,000	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil $12,919 $89,000

(1)

Mr. Oezcan was appointed president and chief executive officer on December 20, 2006 and held this position until December 7, 2007. His contract called for an annual salary of 180,000 euro. The pro- rated amount he was paid for the period until December 7, 2007 was 168,164 euro ($229,544 USD).

(2)	Mr. Smith was appointed as our chief financial officer on May 8, 2007 and our chief executive officer on December 7, 2007.

(3)	Ms. Engleson was appointed as our corporate secretary in October 2005. She was also appointed as acting chief financial officer on March 14, 2007 and held this position until May 8, 2007.

Outstanding Equity Awards as of December 31, 2008

The following table summarizes the outstanding equity awards as of December 31, 2008 for each of our named executive officers:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Teyfik Oezcan	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Wayne Smith	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Karen Engleson	66,667(1)	33,333(1)	N/A	$1.25	December 31, 2009	N/A	N/A	N/A	N/A

(1)      Unvested options vest as to one-third on each of January 1, 2007, January 1, 2008 and January 1, 2009.

No share purchase options were granted to or exercised by our named executive officers during our fiscal year ended December 31, 2008.

Long-Term Incentive Plans

We do not have any long-term incentive plans, pension plans, or similar compensatory plans for our directors or executive officers.

Change of Control Agreements

We are not party to any change of control agreements with any of our directors or executive officers.

Compensation of Directors

The following table summarizes the compensation of our company’s directors for the year ended December 31, 2008:

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen -sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Sir John Baring	$0	$0	$0	$0	$0	$0	$0
Ross Wilmot	$0	$0	$0	$0	$0	$0	$0

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

Outstanding Equity Awards as of December 31, 2008

The following table summarizes the outstanding equity awards as of December 31, 2008 for each of our directors:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Sir John Baring	100,000	50,000(1)	N/A	$1.25	December 31, 2009	N/A	N/A	N/A	N/A
Ross Wilmot	100,000	50,000(1)	N/A	$1.25	December 31, 2009	N/A	N/A	N/A	N/A

1)

Teyfik Oezcan, Wayne Smith and Karen Engleson are not included in this table as they are reported as officers or former officers of the Company and did not receive additional compensation for their service as directors.

2)	Unvested options vest as to one-third on each of January 1, 2007, January 1, 2008 and January 1, 2009.

No share purchase options were granted to or exercised by our directors during our fiscal year ended December 31, 2008.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as at April 28, 2009 by: (i) each of our directors, (ii) each of our executive officers, (iii) our executive officers and directors as a group, and (iv) each beneficial shareholder known to us to own more than 5% of our outstanding common stock. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Common Shares	Percentage of Common Shares(1)
Directors and Officers
Common Stock	Wayne Smith, CEO and CFO 11C-1015 Ironwork Passage Vancouver, BC V6H 3R4	Nil	Nil
Common Stock	Sir John Baring, director (2) 328 Arcadia Drive Ancramdale, New York 12503	392,500	2.0%
Common Stock	Ross Wilmot, director(3) 13548 19th Avenue South Surrey B.C. V4A 6B4	263,125	1.4%
Common Stock	All Directors and Executive Officers as a Group (3 persons)	655,625	3.4%
5% Shareholders
Common Stock	N/A	N/A	N/A

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 28, 2009. The percentage calculations are based on the aggregate of 17,660,675 shares issued and outstanding as at April 28, 2009 plus 1,600,000 options that are eligible to be exercised on January 1, 2009 for a total of 19,260,675 shares.

(2)	Includes 292,500 common shares held in the name of Sir John Baring, and 100,000 shares issuable pursuant to the Company’s stock option plan exercisable within 60 days of April 28, 2009.

(3)	Includes 163,125 common shares held in the name of Ross Wilmot, and 100,000 shares issuable pursuant to the Company’s stock option plan exercisable within 60 days of April 28, 2009.

Change of Control

We are not aware of any arrangement that might result in a change in control in the future.

Equity Compensation Plan Information as at December 31, 2008

Plan Category	Number of securities to be issued upon exercise of outstanding options.	Exercise price	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by security holders	1,600,000	$1.25	1,400,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A
	1,600,000	$1.25	1,400,000

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

Amounts Due to Related Parties

At December 31, 2008, amounts due to related parties included $63,600 owed by us to Ross Wilmot and $60,000 owed by us to Sir John Baring, both directors of the Company. A former director of the Company was owed $12,500 by us. Wayne Smith, the Company’s CEO and CFO, was also owed $6,979. At December 31, 2008, $16,420 was owed to the former Chief Financial Officer and Corporate Secretary and $22,988 was owed to the former President / Chief Executive Officer. The Corporate Secretary of Arvana Networks Inc. was owed $13,995 at December 31, 2008. These amounts are unsecured, non-interest bearing and payable on demand.

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

Pursuant to the Share Purchase Agreement, the purchase price was increased by:

i.

a payable to Brulex in the amount of €80,932 for the price actually paid by Hallotel for any telephone technology hardware or software assets acquired after October 19, 2005 and before the closing date of the Acquisition that are required for the provision of established Hallotel services to its customers; and

iii.

a payable to Brulex in the amount of €277,630 for commissions paid by Hallotel to its salespersons in respect of carrier pre- select sign-ups on net new customers after October 19, 2005 and before the closing date of the Acquisition, as provided in the Share Purchase Agreement.

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

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth information regarding the amount billed to us by our independent auditor, Davidson & Company, LLP, for our last fiscal year and our prior independent auditor, Dohan and Company CPA's PA, for the previous fiscal year ended December 31, 2007:

	Years ended December 31
	2008	2007
Audit Fees:	$35,000	$25,000
Audit Related Fees:	$10,000	$18,834
Tax Fees:	$Nil	$Nil
All Other Fees:	$Nil	$Nil
Total:	$45,000	$38,834

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

ITEM 15.      EXHIBITS

The following exhibits are included with this Annual Report on Form 10-K:

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

10.7	Regulation D Debt Conversion Agreement between Arvana Inc, Arvana Networks Inc, and IPH Horizon LLC, dated March 28, 2007(8)
10.8	Settlement and Share Purchase Agreement between Arvana Inc, Hallotel Deutschland GMBH, BCH Beheer B.V., and Teyfik Oezcan, dated December 7, 2007. (10)
10.9	Settlement and Share Repurchase Agreement between Arvana Inc and Brulex- Consultadoria Economica E Marketing Ltda, dated December 7, 2007. (10)
10.10	Sale and Purchase Agreement of BCH Beheer B.V between Arvana Inc and Nazleal S.A dated December 30, 2008. (11)
14.1	Code of Ethics (4)
16.1	Change in Registrant’s Certifying Accountant, dated May 8, 2007(9)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (11)
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

ARVANA INC.

By:	/s/ Wayne Smith
Wayne Smith, Chief Executive Officer

Date:	April 30, 2009

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Wayne Smith
Wayne Smith, Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)

Date:	April 30, 2009

By:	/s/ Sir John Baring
Sir John Baring
Director

Date:	April 30, 2009

By:	/s/ Ross Wilmot
Ross Wilmot
Director

Date:	April 30, 2009