Form 10-Q
period 2009-03-31
ARVANA INC
filed 2009-05-13
CIK 1113313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Yes [X]    No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the Issuer’s common stock, $0.001 par value per share, was 21,202,375 as of May 7, 2009.

PART I

ARVANA INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2009

Item 1.             Financial Statements

The following unaudited consolidated interim financial statements of Arvana Inc. are included in this Quarterly Report on Form 10-Q:

ARVANA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	March 31,	December 31,
	2009	2008

ASSETS

Current
Cash	$706	$738

	706	738

Long-term
Property and equipment (Note 3)	328	403

	$1,034	$1,141

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current
Accounts payable and accrued liabilities	$375,546	$360,275
Note payable	159,120	167,040
Amounts due to related parties (Note 4)	202,023	196,482
Loans Payable (Note 4)	558,435	574,675

	1,295,124	1,298,472

Stockholders' deficiency
Common stock (Note 5)
100,000,000 common shares authorized at $0.001 par value;
21,202,375 common shares issued and outstanding (December 31, 2008 - 21,202,375)	21,203	21,203
Additional paid-in capital	21,426,301	21,426,301
Deficit	(95,331)	(95,331)
Deficit accumulated during the development stage	(22,362,927)	(22,366,168)

	(1,010,754)	(1,013,995)
Less: Treasury stock - 3,541,700 common shares (December 31, 2008 - 3,541,700)	(283,336)	(283,336)

	(1,294,090)	(1,297,331)

	$1,034	$1,141

The accompanying notes are an integral part of these consolidated financial statements.

ARVANA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

			Cumulative amounts
			from the beginning of
			the
	For the three months ended		development stage on
	March 31,		January 1, 2005 to
	2009	2008	March 31, 2009

Sales	$-	$-	$7,573,714
Cost of sales	-	-	(5,896,638)

Gross profit	-	-	1,677,076

Operating expenses
Selling and promotion	-	-	(188,078)
General and administrative	(28,002)	(44,686)	(3,740,066)
Research and development	-	-	(170,083)
Depreciation	(75)	(74)	(270,096)
Foreign exchange gain (loss)	31,318	(45,267)	(176,767)

Operating gain (loss)	3,241	(90,027)	(2,868,014)

Other items
Stock-based compensation	-	(297,600)	(9,837,290)
Loss on write-off of equipment	-	-	(67,798)
Loss on acquisition of Arvana Networks	-	-	(7,013,310)
Loss on acquisition of Arvana Com	-	-	(279,037)
Loss on bad debt expense	-	-	(58,411)
Loss on disposal of Hallotel	-	-	(2,239,014)
Gain on disposal of BCH Beheer	-	-	28,297
Other income	-	-	9,425
Gain on debt settlement	-	-	75,000

Net gain (loss) before income taxes	3,241	(387,627)	(22,250,152)

Income taxes	-	-	(67,035)

Net gain (loss) for the period	$3,241	$(387,627)	$(22,317,187)

Other comprehensive gain (loss)	-	-	(45,740)

Comprehensive gain (loss) for the period	$3,241	$(387,627)	$(22,362,927)

Loss per share - basic and diluted	$0.00	$(0.02)

Weighted average number of common shares outstanding	21,202,375	21,202,375

The accompanying notes are an integral part of these consolidated financial statements.

ARVANA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
(EXPRESSED IN US DOLLARS) (UNAUDITED)

			Cumulative
			amounts from the
			beginning of the
	For the three months ended		development stage on
	March 31,		January 1, 2005 to
	2009	2008	March 31, 2009

Cash flows from operating activities
Net gain (loss) for the period	$3,241	$(387,627)	$(22,317,187)

Items not involving cash:
Depreciation and amortization	75	74	270,096
Stock-based compensation	-	297,600	9,837,290
Loss on acquisition of Arvana Networks	-	-	7,013,310
Loss on acquisition of Arvana Comunicacoes	-	-	279,037
Loss on write-off of equipment	-	-	67,798
Loss on bad debt expense	-	-	58,411
Gain on debt settlement	-	-	(75,000)
Loss on disposal of Hallotel	-	-	2,239,014
Gain on disposal of BCH Beheer	-	-	(28,297)
Deferred income taxes	-	-	31,294
Unrealized foreign exchange	(31,636)	11,078	(71,728)
Changes in non-cash working capital:
Receivables	-	-	(503,998)
Accounts payable and accrued liabilities	21,153	(27,920)	1,479,506
Amounts due to related parties	7,135	-	(225,220)

Net cash used in operations	(32)	(106,795)	(1,945,674)

Cash flows from investing activities
Acquisition of equipment	-	-	(378,751)
Proceeds of sale of equipment	-	-	3,702
Cash portion of Investment in BCH Beheer / Hallotel	-	-	(1,445,235)
Cash of Hallotel on disposition date	-	-	(53,136)
Cash of BCH Beheer / Hallotel on acquisition date	-	-	105,659
Cash of Arvana Networks on acquisition date	-	-	5,800
Cash of Arvana Comunicacoes on acquisition date	-	-	62,465

Net cash used in investing activities	-	-	(1,699,496)

Cash flows from financing activities
Advances from (to) related parties	-	-	-
Proceeds of loan payable	-	134,069	591,647
Contribution to capital	-	-	900
Proceeds from issuance of common stock, net of finders' fees	-	-	3,097,750

Net cash provided by financing activities	-	134,069	3,690,297

Effect of exchange rate changes on cash	-	-	(45,653)

Increase (decrease) in cash	(32)	27,274	(526)

Cash , beginning of period	738	2,913	1,232

Cash, end of period	$706	$30,187	$706

Supplementary information
Interest paid	$-	$-
Taxes paid	-	-
	-
Transactions not involving cash	-
Write-off of software associated with the disposal of Hallotel	-	-	64,104
Issuance of stock for settlement of debt; 500,000 shares of common stock	-	-	75,000
Decrease in accounts payable due to Brulex due to disposal of Hallotel	-	-	338,236
Decrease in note payable due to Brulex due to disposal of Hallotel	-	-	108,880
Loss of receivables due to Hallotel disposal	-	-	1,554,068
Loss of property and equipment due to Hallotel disposal	-	-	516,497
Loss of accounts payable and accrued liabilities due to Hallotel disposal	-	-	1,867,306
Loss of deferred income tax liability due to Hallotel disposal	-	-	31,445
Decrease in accounts payable due to disposal of BCH Beheer	-	-	28,305

Common shares cancelled due to disposal of Hallotel (3,541,700 @ $0.08)	-	-	283,336
Common shares issued for services (451,875 @ $0.40)	-	-	180,750
Common shares issued for acquisition of BCH Beheer / Hallotel (3,541,700 @ $0.40)	-	-	1,416,680
Common shares issued for finders fees for BCH Beheer / Hallotel Acquisition	-	-	83,320
(208,300 @ $0.40)

The accompanying notes are an integral part of these consolidated financial statements.

ARVANA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	Common Stock		Treasury Stock				Deficit
							Accumulated	Accumlated	Total
					Additional		during the	other	Stockholders'
					Paid-in		development	comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	stage	loss	(Deficiency)

From inception to December 31, 2004	8,253,000	$8,253	-	$-	$88,310	$(95,331)	$-	$-	$1,232

Contribution to capital	-	-	-	-	900	-	-	-	900
Return and cancellation of common stock - March 2005	(1,350,000)	(1,350)	-	-	1,350	-	-	-	-
Issuance of common stock for cash at $0.10 - May 2005	3,000,000	3,000	-	-	5,997,000	-	-	-	6,000,000
Issuance of common stock for cash at $1.25 - July 2005	400,000	400	-	-	911,600	-	-	-	912,000
Return and cancellation of common stock - August 2005	(1,017,000)	(1,017)	-	-	1,017	-	-	-	-
Issuance of common stock for cash at $1.25 - August 2005	792,000	792	-	-	1,804,968	-	-	-	1,805,760
Issuance of common stock for finders fee at $2.28 - August
2005	330,000	330	-	-	752,070	-	-	-	752,400
Issuance of common stock in transaction with Arvana
Networks at $2.28 - August 2005	3,000,000	3,000	-	-	6,837,000	-	-	-	6,840,000
Finders fees paid in cash - July, August, September 2005	-	-	-	-	(164,000)	-	-	-	(164,000)
Issuance of common stock for cash at $1.25 - October 2005	440,000	440	-	-	1,002,760	-	-	-	1,003,200
Issuance of common stock for finders fee at $2.28 - October
2005	43,500	44	-	-	99,137	-	-	-	99,181
Finders fees paid in cash - October 2005	-	-	-	-	(54,750)	-	-	-	(54,750)
Net operating loss for the year ended December 31, 2005	-	-	-	-	-	-	(16,492,608)	-	(16,492,608)

Balance December 31, 2005	13,891,500	$13,892	-	$-	$17,277,362	$(95,331)	$(16,492,608)	$-	$703,315

Stock-based compensation	-	-	-	-	232,400	-	-	-	232,400
Issuance of common stock for acquisition of BCH Beheer /
Hallotel, including transaction fee	3,750,000	3,750	-	-	1,496,250	-	-	-	1,500,000
Issuance of common stock for cash at $0.40	2,625,000	2,625	-	-	1,047,375	-	-	-	1,050,000
Issuance of common stock for services at $0.40	451,875	452	-	-	180,298	-	-	-	180,750
Finders fees paid in cash	-	-	-	-	(73,500)	-	-	-	(73,500)
Net operating loss for the year ended December 31, 2006	-	-	-	-	-	-	(1,742,930)	-	(1,742,930)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(59,530)	(59,530)

Balance December 31, 2006	20,718,375	$20,719	-	$-	$20,160,185	$(95,331)	$(18,235,538)	$(59,530)	$1,790,505

Stock-based compensation	-	-	-	-	662,800	-	-	-	662,800
Return and cancellation of common stock	(16,000)	(16)	-	-	16	-	-	-	-
Issuance of common stock for debt settlement	500,000	500	-	-	74,500	-	-	-	75,000
Treasury stock acquired on disposal of subsidiary	-	-	(3,541,700)	(283,336)		-	(45,740)	45,740	(283,336)
Net operating loss for the year ended December 31, 2007	-	-	-	-	-	-	(3,375,390)	-	(3,375,390)
Foreign currency translation adjustment	-	-	-	-	-	-	-	13,790	13,790

Balance December 31, 2007	21,202,375	$21,203	(3,541,700)	$(283,336)	$20,897,501	$(95,331)	$(21,656,668)	$-	$(1,116,631)

Stock-based compensation	-	-	-	-	528,800	-	-	-	528,800
Net operating loss for the year ended December 31, 2008	-	-	-	-	-	-	(709,500)	-	(709,500)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-

Balance December 31, 2008	21,202,375	$21,203	(3,541,700)	$(283,336)	$21,426,301	$(95,331)	$(22,366,168)	$-	$(1,297,331)
								-
Net operating loss for the quarter ended March 31, 2009	-	-	-	-	-	-	3,241	-	3,241

Balance March 31, 2009	21,202,375	$21,203	(3,541,700)	$(283,336)	$21,426,301	$(95,331)	$(22,362,927)	$-	$(1,294,090)

The accompanying notes are an integral part of these consolidated financial statements.

ARVANA INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2009 and 2008
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

These consolidated interim financial statements for the three month period ended March 31, 2009 include the accounts of the Company, its subsidiary Arvana Networks (including its wholly-owned subsidiaries Arvana Par and Arvana Comunicações do Brasil S. A. (“Arvana Com”) and its formerly-owned subsidiary BCH Beheer B.V. up to its date of disposal on December 30, 2008 (and its formerly wholly-owned subsidiary Hallotel Deutschland GmbH up to its date of disposal on December 7, 2007). The Company has ceased all operations in its subsidiary companies, and has written-off or disposed of all assets in the subsidiary companies, consequently they are now all considered to be inactive subsidiaries.

These consolidated interim financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. For the three month period ended March 31, 2009, the Company incurred a gain from operations of $3,241, however this gain arose strictly due to foreign exchange fluctuations affecting its liabilities in foreign currencies. At March 31, 2009, the Company had a working capital deficiency of $1,294,418. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

2. Summary of Significant Accounting Policies

a) Basis of presentation

The Company began to generate revenues as a result of the acquisition of Hallotel during the final four months of 2006. In 2007 the Company commenced its planned principal operations and determined its target market segments and market strategies. Consequently, the Company exited the development stage during early 2007. The Company then disposed of Hallotel in December 2007 and ceased all operations in its subsidiary companies. The Company is again in the process of evaluating business opportunities and has returned to the development stage and presents its financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company’s fiscal year end is December 31. The accompanying consolidated interim financial statements of Arvana Inc. for the three month periods ended March 31, 2009 and 2008, and for the cumulative amounts from the beginning of the development stage on January 1, 2005, through March 31, 2009, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for financial information with the instructions to Form 10-Q and Regulation S-X. Although they are unaudited, in the opinion of management, they include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Results are not necessarily indicative of results which may be achieved in the future. The consolidated interim financial statements and notes appearing in this report should be read in conjunction with the Company’s consolidated audited financial statements and related notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission (the “SEC”) on May 1, 2009 (file no. 000-30695).

ARVANA INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2009 and 2008
(expressed in US dollars)
(Unaudited)

2. Summary of Significant Accounting Policies con’t

b) Recent accounting pronouncements

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133, and how derivative instruments and related hedged items affect an entity’s operating results, financial position, and cash flows. FAS 161 is effective for fiscal years beginning after November 15, 2008. The adoption of FAS No. 161 did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets or FSP FAS 142-3. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the intangible asset. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FAS 142-3 did not have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP No. EITF 03-6-1 did not have a material impact on the Company’s consolidated financial statements.

3. Property and Equipment

At March 31, 2009:
		Accumulated	Net
	Cost	Amortization	Book Value
Equipment	$1,502	$1,174	$328

At December 31, 2008
		Accumulated	Net
	Cost	Amortization	Book Value
Equipment	$1,502	$1,099	$403

ARVANA INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2009 and 2008
(expressed in US dollars)
(Unaudited)

4. Related Parties and Loans Payable

On February 20, 2007, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of 150,000 Euros ($198,900 USD). Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $26,760 has been recorded in accounts payable and accrued liabilities for the quarter ended March 31, 2009.

On June 1, 2007, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $35,000 CAD ($27,748 USD). Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $3,223 has been recorded in accounts payable and accrued liabilities for the quarter ended March 31, 2009.

On November 6, 2007, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of 75,000 Euros ($99,450 USD). Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $9,108 has been recorded in accounts payable and accrued liabilities for the quarter ended March 31, 2009.

On March 26, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $50,000 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $3,048 has been recorded in accounts payable and accrued liabilities for the quarter ended March 31, 2009.

On March 26, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $5,000 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $305 has been recorded in accounts payable and accrued liabilities for the quarter ended March 31, 2009.

On March 31, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $50,000 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $3,008 has been recorded in accounts payable and accrued liabilities for the quarter ended March 31, 2009.

On April 7, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $50,000 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $2,950 has been recorded in accounts payable and accrued liabilities for the quarter ended March 31, 2009.

On April 9, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $45,000 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $2,640 has been recorded in accounts payable and accrued liabilities for the quarter ended March 31, 2009.

On June 26, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $3,000 CAD ($2,378 USD). Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $111 has been recorded in accounts payable and accrued liabilities for the quarter ended March 31, 2009.

On July 4, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $10,000 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $444 has been recorded in accounts payable and accrued liabilities for the quarter ended March 31, 2009.

On July 10, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $2,500 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $109 has been recorded in accounts payable and accrued liabilities for the quarter ended March 31, 2009.

On August 12, 2008, the Company received an unsecured, non-interest bearing loan from an unrelated party in the amount of $6,300 CAD. The Company repaid $2,000 CAD of this loan on October 16, 2008, leaving a loan balance of $4,300 CAD ($3,409 USD). Repayment of the loan is due on closing of any future financing arrangement by the Company.

ARVANA INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2009 and 2008
(expressed in US dollars)
(Unaudited)

4. Related Parties and Loans Payable con’t

On September 12, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $5,000 CAD ($3,964 USD). Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $133 has been recorded in accounts payable and accrued liabilities for the quarter ended March 31, 2009.

On October 16, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $2,000 CAD ($1,586 USD). Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $45 has been recorded in accounts payable and accrued liabilities for the quarter ended March 31, 2009.

On October 21, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $5,000 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $134 has been recorded in accounts payable and accrued liabilities for the quarter ended March 31, 2009.

On November 13, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $3,500 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $81 has been recorded in accounts payable and accrued liabilities for the quarter ended March 31, 2009.

At March 31, 2009, the Company had amounts due to related parties in the amount of $202,023 (December 31, 2008 - $196,482). This amount includes $136,100 (December 31, 2008 - $136,100) payable to three directors for services rendered during 2007. This amount is to be paid part in cash and part in stock at a future date with the number of common shares determined by the fair value of the shares on the settlement date. The amounts owing bear no interest, are unsecured, and have no fixed terms of repayment.

For the three month period ended March 31, 2009, $7,182 (March 31, 2008 $10,836) was incurred in general and administrative expenses by the Company for services rendered by the current Chief Executive Officer, Chief Financial Officer and Corporate Secretary of the Company. At March 31, 2009, $13,874 (December 31, 2008 $6,979) was owed to the current Chief Executive Officer, Chief Financial Officer and Corporate Secretary of the Company. At March 31, 2009, $15,856 (December 31, 2008 $16,420) was owed to the former Chief Financial Officer and Corporate Secretary and $22,198 (December 31, 2008 $22,988) was owed to the former President / Chief Executive Officer. The Corporate Secretary of Arvana Networks Inc. was owed $13,995 at March 31, 2009 (December 31, 2008 $13,995). The amounts owing bear no interest, are unsecured, and have no fixed terms of repayment.

5. Share Capital

(a) During the year ended December 31, 2007, 3,541,700 shares were to be returned to the Company and cancelled as part of the Brulex Settlement Agreement entered into on December 7, 2007. These shares had not yet been cancelled at March 31, 2009 and have been recorded as treasury stock at a value of $283,336 until they are cancelled.

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

ARVANA INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2009 and 2008
(expressed in US dollars)
(Unaudited)

5. Share Capital con’t

As at March 31, 2009, the following incentive stock options are outstanding:

Number	Exercise
of options	Price	Expiry Date

1,600,000	$ 1.25	December 31, 2009

Stock option transactions and the number of share options outstanding are summarized as follows:

		Weighted
		Average
	Number	Exercise
	of Options	Price

Balance, December 31, 2008	1,600,000	$1.25
Options granted	-	-
Options expired	-	-
Options exercised	-	-
Balance, March 31, 2009	1,600,000	$1.25

Number of options currently exercisable	1,600,000	$1.25

6. Segmented Information

The Company has no reportable segments. All of the Company’s equipment at March 31, 2009, and December 31, 2008, was located in North America.

7. Subsequent Events

Subsequent to March 31, 2009, the Company has received loans from two shareholders of the Company totaling $25,510. These loans are unsecured, payable on demand and bear interest at the rate of 6% per annum.

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

You should read the following discussion and analysis of our financial condition, results of operations and plan of operations together with the interim consolidated financial statements and notes to the interim consolidated financial statements included in this Quarterly Report, as well as our most recent annual report Form 10-K for the year ended December 31, 2008 and current reports on Form 8-K.

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

We will not be able to pursue any new business opportunities without additional financing. Our board of directors and management are actively pursuing obtaining financing in order to maintain operations while we evaluate potential businesses. Since March 31, 2009 we have obtained loans totaling $25,510 to provide operating capital. We estimate that this provides sufficient cash to operate through June 30, 2009.

In order to maintain operations while we evaluate new businesses we anticipate that we will need additional funding of approximately $200,000 during 2009. We had cash in the amount of $706 and a working capital deficit of $1,294,418 as at March 31, 2009. If we are successful in identifying a new business opportunity we will require funding in order to pursue that opportunity. The amount of funding required will depend on the opportunity and is not determinable at this time.

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

c) Impairment of long-lived assets and long-lived assets to be disposed of:

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount and the fair value less costs to sell. We have reviewed our long-lived assets and have determined that no impairment charges were necessary for the period ended March 31, 2009.

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

Presentation of Financial Information

Our financial statements for the quarter ended March 31, 2009 include the accounts of:

  Arvana Networks;
  Arvana Par;
  Arvana Com; and
  BCH Beheer up to the disposal date of December 30, 2008;

The accounts of BCH Beheer are included in our statements of operations and statements of cash flows from August 23, 2006, being the date of closing of our acquisition of BCH Beheer, through December 30, 2008. Our results of operations presented below do not include the results of operations of BCH Beheer after December 30, 2008.

Results of Operations

Our operations for the three months ended March 31, 2009 and 2008 are summarized below. The results of operations for the three months ended March 31, 2008 include our former wholly owned subsidiary BCH Beheer.

	Three months ended March 31, 2009	Three months ended March 31, 2008
Revenues	$0	$0
Costs of Sales	$0	$0
Gross profit	$0	$0
Operating Expenses:
Selling and promotion	$0	$0
General and Administration	$28,002	$44,686
Depreciation	$75	$74
Foreign exchange (gain) loss	($31,318)	$45,267
Other Items:
Stock Based Compensation	$0	$297,600
Comprehensive (Gain) Loss for the Period	($3,241)	$387,627

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

Administration Expenses

Administrative expenses are comprised of costs associated with management compensation, office overhead including rent, legal fees, and consulting services. The decrease in our administrative expenses for the three months ended March 31, 2009 compared to March 31, 2008 is due to the disposal of BCH Beheer which generated additional general and administrative expenses.

Stock-based Compensation

In June 2006, we awarded 1,600,000 stock options to a number of directors, management and consultants. The stock options have an exercise price of $1.25 per share which was the current market value of the shares at the time. As a result of this program, we have recorded an expense of $1,424,000 in stock-based compensation expense over the vesting period of the options. The Company recorded an expense of $297,600 for the three months ended March 31, 2008. As these stock options have been fully expensed as of December 31, 2008, the Company has not recorded any stock-based compensations expense for the three months ended March 31, 2009.

Net Loss for the Period

We incurred a net gain of $3,241 for the three months ended March 31, 2009 compared with a net loss of $387,627 in the three months ended March 31, 2008. This gain was primarily due to a foreign exchange gain of $31,318 on exchange rate fluctuations affecting foreign currency denominated liabilities. Future quarterly net losses are expected to be comparable to the current quarter until such time as a new business is entered into, net losses if any due to any new business cannot be estimated at this time.

Liquidity and Capital Resources

As at March 31, 2009, we had cash of $706 and a working capital deficit of $1,294,418. This compares to cash of $738 and working capital deficit of $1,297,734 as at December 31, 2008.

Cash Used in Operating Activities

We used cash in operations in the amount of $32 during the three months ended March 31, 2009, as compared to $106,795 during the three months ended March 31, 2008. Cash used in operations during the three months ended March 31, 2009 was attributable primarily to payments for administration expenses.

Cash Used in Investing Activities

We did not use cash in investing activities during the three months ended March 31, 2009 or the three months ended March 31, 2008.

Cash Flows from Financing Activities

The Company did not obtain cash from financing activities during the three months ended March 31, 2009. In the three months ended March 31, 2008 the Company obtained $134,069 from unsecured loans bearing 6% interest per annum.

Going Concern

For the three months ended March 31, 2009, the Company incurred a gain from operations of $3,241. At March 31, 2009, the Company had a working capital deficiency of $1,294,418. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operations. Our auditors stated in their report on our December 31, 2008 audited financial statements that they have substantial doubt we will be able to continue as a going concern.

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

Item 4.             Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the period ended March 31, 2009 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Changes in internal control over financial reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the period ended March 31, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

We did not complete any sales of securities without registration under the Securities Act of 1933 during our first quarter ended March 31, 2009.

Item 3.             Defaults Upon Senior Securities

None.

Item 4.             Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the three month period ended March 31, 2009.

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

10.4	2006 Stock Option Plan, dated June 5, 2006(5)
10.5	Share Purchase Agreement dated August 9, 2006 among Brulex-Consultadoria Economica E Marketing Ltda, Turinco Inc. and Hallotel Deutschland GmbH (6)
10.6

Termination Agreement between Arvana Inc., Gloinfo 500 Soluções EM Telemática Ltda., Paulo Santos Messina and Lucia Sangiacomo Messina, Arvana Participações S.A., Arvana Comunicações do Brasil S. A. and Arvana Networks Inc. dated October 31, 2006. (7)

10.7	Regulation D Debt Conversion Agreement between Arvana Inc, Arvana Networks Inc, and IPH Horizon LLC, dated March 28, 2007(8)
10.8	Settlement and Share Purchase Agreement between Arvana Inc, Hallotel Deutschland GMBH, BCH Beheer B.V., and Teyfik Oezcan, dated December 7, 2007. (10)
10.9	Settlement and Share Repurchase Agreement between Arvana Inc and Brulex-Consultadoria Economica E Marketing Ltda, dated December 7, 2007. (10)
10.10	Sale and Purchase Agreement of BCH Beheer B.V between Arvana Inc and Nazleal S.A dated December 30, 2008. (11)
14.1	Code of Ethics (4)
16.1	Change in Registrant’s Certifying Accountant, dated May 8, 2007(9)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (12)
32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (12)

(1)	Previously filed with the SEC as an exhibit to the Company’s registration statement on Form 10-SB filed with the SEC on May 24, 2000.

(2)	Previously filed with the SEC as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2005.

(3)	Previously filed with the SEC as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2005.

(4)	Previously filed with the SEC as an exhibit to the Company’s Annual Report on Form 10-KSB filed with the SEC on March 31, 2006.

(5)	Previously filed with the SEC as an exhibit to the Company’s Quarterly Report on Form 8-K filed with the SEC on June 7, 2006.

(6)	Previously filed with the SEC as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2006.

(7)	Previously filed with the SEC as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2006.

(8)	Previously filed with the SEC as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2007.

(9)	Previously filed with the SEC as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2007.

(10)	Previously filed with the SEC as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2007.

(11)	Previously filed with the SEC as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on May 1, 2009.

(12)	Filed as an exhibit to this Quarterly Report on Form 10-Q.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARVANA INC.

By:	/s/ Wayne Smith
Wayne Smith,
Chief Executive Officer and Chief Financial Officer

Date:	May 13, 2009