Form 10-Q
period 2009-09-30
ARVANA INC
filed 2009-11-13
CIK 1113313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to _______

Commission File Number: 000-30695

ARVANA INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	87-0618509
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

1180-999 West Hastings St., Vancouver, British Columbia, Canada V6C 2W2
(Address of principal executive offices)

2610-1066 West Hastings Street, Vancouver, BC V6E 3X2
(Former name, former address and former fiscal year, if changed since last report)

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
Yes[X]    No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the Issuer’s common stock, $0.001 par value per share, was
21,202,375 as of November 13, 2009.

PART I

ARVANA INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2009

Item 1. Financial Statements

The following unaudited consolidated interim financial statements of Arvana Inc. are included in this Quarterly Report on Form 10-Q:

ARVANA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	September 30,	December 31,
	2009	2008

ASSETS

Current
Cash	$5,489	$738

	5,489	738

Long-term
Equipment (Note 3)	178	403

	$5,667	$1,141

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current
Accounts payable and accrued liabilities	$394,640	$360,275
Note payable	175,560	167,040
Amounts due to related parties (Note 4)	197,262	196,482
Loans Payable (Note 4)	717,205	574,675

	1,484,667	1,298,472

Stockholders' deficiency
Common stock (Note 5)
100,000,000 common shares authorized at $0.001 par value;
21,202,375 common shares issued and outstanding (December 31, 2008 - 21,202,375)	21,203	21,203
Additional paid-in capital	21,426,301	21,426,301
Deficit	(95,331)	(95,331)
Deficit accumulated during the development stage	(22,547,837)	(22,366,168)

	(1,195,664)	(1,013,995)
Less: Treasury stock - 3,541,700 common shares (December 31, 2008 - 3,541,700)	(283,336)	(283,336)

	(1,479,000)	(1,297,331)

	$5,667	$1,141

The accompanying notes are an integral part of these consolidated financial statements.

ARVANA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

					Cumulative amounts
					from the beginning of the
	For the three months ended		For the nine months ended		development stage on
	September 30,		September 30,		January 1, 2005 to
	2009	2008	2009	2008	September 30, 2009

Sales	$-	$-	$-	$-	$7,573,714
Cost of sales	-	-	-	-	(5,896,638)

Gross profit	-	-	-	-	1,677,076

Operating expenses
Selling and promotion	-	-	-	-	(188,078)
General and administrative	(47,551)	(47,686)	(120,549)	(206,078)	(3,832,613)
Research and development	-	-	-	-	(170,083)
Depreciation	(75)	(75)	(225)	(225)	(270,246)
Foreign exchange gain (loss)	(43,410)	77,927	(60,895)	28,097	(268,980)

Operating income (loss)	(91,036)	30,166	(181,669)	(178,206)	(3,052,924)

Other items
Stock-based compensation (Note 5)	-	(33,200)	-	(364,000)	(9,837,290)
Loss on write-off of equipment	-	-	-	-	(67,798)
Loss on acquisition of Arvana Networks	-	-	-	-	(7,013,310)
Loss on acquisition of Arvana Com	-	-	-	-	(279,037)
Loss on bad debt expense	-	-	-	-	(58,411)
Loss on disposal of Hallotel	-	-	-	-	(2,239,014)
Gain on disposal of BCH Beheer	-	-	-	-	28,297
Other income	-	-	-	-	9,425
Gain on debt settlement	-	-	-	-	75,000

Net loss before income taxes	(91,036)	(3,034)	(181,669)	(542,206)	(22,435,062)

Income taxes	-	-	-	-	(67,035)

Net loss for the period	$(91,036)	$(3,034)	$(181,669)	$(542,206)	$(22,502,097)

Other comprehensive loss	-	-	-	-	(45,740)

Comprehensive loss for the period	$(91,036)	$(3,034)	$(181,669)	$(542,206)	$(22,547,837)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.03)

Weighted average number of common	21,202,375	21,202,375	21,202,375	21,202,375
shares outstanding

The accompanying notes are an integral part of these consolidated financial statements.

ARVANA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

			Cumulative
			amounts from the
			beginning of the
	For the nine months ended		development stage on
	September 30,		January 1, 2005 to
	2009	2008	September 30, 2009

Cash flows from operating activities
Net loss for the period	$(181,669)	$(542,206)	$(22,502,097)

Items not involving cash:
Depreciation and amortization	225	225	270,246
Stock-based compensation	-	364,000	9,837,290
Loss on acquisition of Arvana Networks	-	-	7,013,310
Loss on acquisition of Arvana Comunicacoes	-	-	279,037
Loss on write-off of equipment	-	-	67,798
Loss on bad debt expense	-	-	58,411
Gain on debt settlement	-	-	(75,000)
Loss on disposal of Hallotel	-	-	2,239,014
Gain on disposal of BCH Beheer	-	-	(28,297)
Deferred income taxes	-	-	31,294
Unrealized foreign exchange	55,686	-	1,791
Changes in non-cash working capital:
Receivables	-	-	(503,998)
Accounts payable and accrued liabilities	14,891	(15,343)	1,487,047
Amounts due to related parties	(5,604)	-	(237,959)

Net cash used in operations	(116,471)	(193,324)	(2,062,113)

Cash flows from investing activities
Acquisition of equipment	-	-	(378,751)
Proceeds of sale of equipment	-	-	3,702
Cash portion of Investment in BCH Beheer / Hallotel	-	-	(1,445,235)
Cash of Hallotel on disposition date	-	-	(53,136)
Cash of BCH Beheer / Hallotel on acquisition date	-	-	105,659
Cash of Arvana Networks on acquisition date	-	-	5,800
Cash of Arvana Comunicacoes on acquisition date	-	-	62,465

Net cash used in investing activities	-	-	(1,699,496)

Cash flows from financing activities
Proceeds of loan payable	125,000	224,649	720,451
Repayments of loan payable	(3,778)	-	(7,582)
Contribution to capital	-	-	900
Proceeds from issuance of common stock, net of finders' fees	-	-	3,097,750

Net cash provided by financing activities	121,222	224,649	3,811,519

Effect of exchange rate changes on cash	-	(33,313)	(45,653)

Increase (decrease) in cash	4,751	(1,988)	4,257

Cash , beginning of period	738	2,913	1,232

Cash, end of period	$5,489	$925	$5,489

Supplementary information
Interest paid	$1,608	$-
Taxes paid	-	-

Transactions not involving cash
Write-off of software associated with the disposal of Hallotel	-	-	64,104
Issuance of stock for settlement of debt; 500,000 shares of common stock	-	-	75,000
Decrease in accounts payable due to Brulex due to disposal of Hallotel	-	-	338,236
Decrease in note payable due to Brulex due to disposal of Hallotel	-	-	108,880
Loss of receivables due to Hallotel disposal	-	-	1,554,068
Loss of property and equipment due to Hallotel disposal	-	-	516,497
Loss of accounts payable and accrued liabilities due to Hallotel disposal	-	-	1,867,306
Loss of deferred income tax liability due to Hallotel disposal	-	-	31,445
Decrease in accounts payable due to disposal of BCH Beheer	-	-	28,305

Common shares cancelled due to disposal of Hallotel (3,541,700 @ $0.08)	-	-	283,336
Common shares issued for services (451,875 @ $0.40)	-	-	180,750
Common shares issued for acquisition of BCH Beheer / Hallotel	-	-	1,416,680
(3,541,700 @ $0.40)
Common shares issued for finders fees for BCH Beheer / Hallotel	-	-	83,320
Acquisition (208,300 @ $0.40)

The accompanying notes are an integral part of these consolidated financial statements.

ARVANA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	Common Stock		Treasury Stock				Deficit
							Accumulated	Accumlated	Total
					Additional		during the	other	Stockholders'
					Paid-in		development	comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	stage	loss	(Deficiency)

From inception to December 31, 2004	8,253,000	$8,253	-	$-	$88,310	$(95,331)	$-	$-	$1,232

Contribution to capital	-	-	-	-	900	-	-	-	900
Return and cancellation of common stock - March 2005	(1,350,000)	(1,350)	-	-	1,350	-	-	-	-
Issuance of common stock for cash at $0.10 - May 2005	3,000,000	3,000	-	-	5,997,000	-	-	-	6,000,000
Issuance of common stock for cash at $1.25 - July 2005	400,000	400	-	-	911,600	-	-	-	912,000
Return and cancellation of common stock - August 2005	(1,017,000)	(1,017)	-	-	1,017	-	-	-	-
Issuance of common stock for cash at $1.25 - August 2005	792,000	792	-	-	1,804,968	-	-	-	1,805,760
Issuance of common stock for finders fee at $2.28 - August
2005	330,000	330	-	-	752,070	-	-	-	752,400
Issuance of common stock in transaction with Arvana
Networks at $2.28 - August 2005	3,000,000	3,000	-	-	6,837,000	-	-	-	6,840,000
Finders fees paid in cash - July, August, September 2005	-	-	-	-	(164,000)	-	-	-	(164,000)
Issuance of common stock for cash at $1.25 - October 2005	440,000	440	-	-	1,002,760	-	-	-	1,003,200
Issuance of common stock for finders fee at $2.28 - October
2005	43,500	44	-	-	99,137	-	-	-	99,181
Finders fees paid in cash - October 2005	-	-	-	-	(54,750)	-	-	-	(54,750)
Net operating loss for the year ended December 31, 2005	-	-	-	-	-	-	(16,492,608)	-	(16,492,608)

Balance December 31, 2005	13,891,500	$13,892	-	$-	$17,277,362	$(95,331)	$(16,492,608)	$-	$703,315

Stock-based compensation	-	-	-	-	232,400	-	-	-	232,400
Issuance of common stock for acquisition of BCH Beheer /
Hallotel, including transaction fee	3,750,000	3,750	-	-	1,496,250	-	-	-	1,500,000
Issuance of common stock for cash at $0.40	2,625,000	2,625	-	-	1,047,375	-	-	-	1,050,000
Issuance of common stock for services at $0.40	451,875	452	-	-	180,298	-	-	-	180,750
Finders fees paid in cash	-	-	-	-	(73,500)	-	-	-	(73,500)
Net operating loss for the year ended December 31, 2006	-	-	-	-	-	-	(1,742,930)	-	(1,742,930)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(59,530)	(59,530)

Balance December 31, 2006	20,718,375	$20,719	-	$-	$20,160,185	$(95,331)	$(18,235,538)	$(59,530)	$1,790,505

Stock-based compensation	-	-	-	-	662,800	-	-	-	662,800
Return and cancellation of common stock	(16,000)	(16)	-	-	16	-	-	-	-
Issuance of common stock for debt settlement	500,000	500	-	-	74,500	-	-	-	75,000
Treasury stock acquired on disposal of subsidiary	-	-	(3,541,700)	(283,336)		-	(45,740)	45,740	(283,336)
Net operating loss for the year ended December 31, 2007	-	-	-	-	-	-	(3,375,390)	-	(3,375,390)
Foreign currency translation adjustment	-	-	-	-	-	-	-	13,790	13,790

Balance December 31, 2007	21,202,375	$21,203	$(3,541,700)	$(283,336)	$20,897,501	$(95,331)	$(21,656,668)	$-	$(1,116,631)

Stock-based compensation	-	-	-	-	528,800	-	-	-	528,800
Net operating loss for the year ended December 31, 2008	-	-	-	-	-	-	(709,500)	-	(709,500)

Balance December 31, 2008	21,202,375	$21,203	$(3,541,700)	$(283,336)	$21,426,301	$(95,331)	$(22,366,168)	$-	$(1,297,331)
								-
Net operating loss for the nine months ended September 30, 2009	-	-	-	-	-	-	(181,669)	-	(181,669)

Balance September 30, 2009	21,202,375	$21,203	(3,541,700)	$(283,336)	$21,426,301	$(95,331)	$(22,547,837)	$-	$(1,479,000)

The accompanying notes are an integral part of these consolidated financial statements.

ARVANA INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine months Ended September 30, 2009 and 2008
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

These consolidated interim financial statements for the nine month period ended September 30, 2009 include the accounts of the Company, its subsidiary Arvana Networks (including its wholly-owned subsidiaries Arvana Par and Arvana Comunicações do Brasil S. A. (“Arvana Com”) and its formerly-owned subsidiary BCH Beheer B.V. up to its date of disposal on December 30, 2008 (and its formerly wholly-owned subsidiary Hallotel Deutschland GmbH up to its date of disposal on December 7, 2007). The Company has ceased all operations in its subsidiary companies, and has written-off or disposed of all assets in the subsidiary companies, consequently they are now all considered to be inactive subsidiaries.

These consolidated interim financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. For the nine month period ended September 30, 2009, the Company incurred a loss from operations of $181,669. At September 30, 2009, the Company had a working capital deficiency of $1,479,178. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

2. Summary of Significant Accounting Policies

a) Basis of presentation

The Company began to generate revenues as a result of the acquisition of Hallotel during the final four months of 2006. In 2007 the Company commenced its planned principal operations and determined its target market segments and market strategies. Consequently, the Company exited the development stage during early 2007. The Company then disposed of Hallotel in December 2007 and ceased all operations in its subsidiary companies. The Company is again in the process of evaluating business opportunities and has returned to the development stage and presents its financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company’s fiscal year end is December 31. The accompanying consolidated interim financial statements of Arvana Inc. for the nine month periods ended September 30, 2009 and 2008, and for the cumulative amounts from the beginning of the development stage on January 1, 2005, through September 30, 2009, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for financial information with the instructions to Form 10-Q and Regulation S-X. Although they are unaudited, in the opinion of management, they include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Results are not necessarily indicative of results which may be achieved in the future. The consolidated interim financial statements and notes appearing in this report should be read in conjunction with the Company’s consolidated audited financial statements and related notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission (the “SEC”) on May 1, 2009 (file no. 000-30695).

ARVANA INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine months Ended September 30, 2009 and 2008
(expressed in US dollars)
(Unaudited)

2. Summary of Significant Accounting Policies con’t

b) Recent accounting pronouncements

During the third quarter of 2009, the Company adopted the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles in accordance with FASB ASC Topic 105,”Generally Accepted Accounting Principles”(the Codification). The Codification has become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Effective with the Company’s adoption on July 1, 2009, the Codification has superseded all prior non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. As the adoption of the Codification only affected how specific references to GAAP literature have been disclosed in the notes to the Company’s condensed consolidated financial statements, it did not result in any impact on the Company’s results of operations, financial condition, or cash flows.

In September 2009, the FASB issued authoritative guidance regarding multiple-deliverable revenue arrangements. This guidance addresses how to separate deliverables and how to measure and allocate consideration to one or more units of accounting. Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices. The guidance establishes a selling price hierarchy of (1) vendor-specific objective evidence, (2) third-party evidence and (3) estimated selling price. This guidance is effective for annual periods beginning after June 15, 2010 but may be early adopted as of the beginning of an annual period. The Company is currently evaluating the effect that this guidance will have on its consolidated financial position and results of operations.

ASC 855-10-20, “Subsequent Events” establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued and requires the disclosure of the date through which a company has evaluated subsequent events. This statement is effective for the Company’s third quarter ended September 30, 2009 and the adoption did not have an impact on the consolidated financial statements. See Note 7 for the required disclosures.

In April 2009, the FASB issued ASC 820-10-65 formerly FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). This provides significant guidance for determining when a market has become inactive as well as guidance for determining whether transactions are not orderly. It also provides guidance on the use of valuation techniques and the use of broker quotes and pricing services. It reiterates that fair value is based on an exit price and also that fair value is market-driven and not entity-specific. The accounting standard of codification applies to all assets and liabilities within the scope of ASC 820 and is effective for all interim and annual periods ending after June 15, 2009. The adoption of ASC 820-10-65 did not have a material effect on the Company’s results of operations, financial position, and cash flows.

In April 2009, the FASB issued ASC 320-10-65, formerly FASB Staff Position FAS 115-2, FAS 124-2 and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”). This accounting standard provides guidance related to determining the amount of an other-than-temporary impairment (OTTI) of debt securities and prescribes the method to be used to present information about an OTTI in the financial statements. It is effective for all interim and annual periods ending after June 15, 2009. The adoption of ASC 320-10-65 did not have a material effect on the Company’s results of operations, financial position, and cash flows.

In April 2009, the FASB issued ASC 825-10-65, formerly FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”), which increases the frequency of fair value disclosures to a quarterly basis instead of an annual basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. This ASC is effective for interim and annual periods ending after June 15, 2009. The adoption of ASC 825-10-65 did not have a material effect on the Company’s results of operations, financial position, and cash flows.

ARVANA INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine months Ended September 30, 2009 and 2008
(expressed in US dollars)
(Unaudited)

3. Equipment

At September 30, 2009:
		Accumulated	Net
	Cost	Amortization	Book Value
Equipment	$1,502	$1,324	$178

At December 31, 2008
		Accumulated	Net
	Cost	Amortization	Book Value
Equipment	$1,502	$1,099	$403

4. Related Parties and Loans Payable

On February 20, 2007, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of 150,000 Euros ($219,450 USD). Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $33,206 has been recorded in accounts payable and accrued liabilities for the period ended September 30, 2009.

On June 1, 2007, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $35,000 CAD ($32,690 USD). Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $4,164 has been recorded in accounts payable and accrued liabilities for the period ended September 30, 2009.

On November 6, 2007, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of 75,000 Euros ($109,725 USD). Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $12,331 has been recorded in accounts payable and accrued liabilities for the period ended September 30, 2009.

On March 26, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $50,000 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $4,548 has been recorded in accounts payable and accrued liabilities for the period ended September 30, 2009.

On March 26, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $5,000 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $455 has been recorded in accounts payable and accrued liabilities for the period ended September 30, 2009.

On March 31, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $50,000 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $4,508 has been recorded in accounts payable and accrued liabilities for the period ended September 30, 2009.

On April 7, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $50,000 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $4,450 has been recorded in accounts payable and accrued liabilities for the period ended September 30, 2009.

On April 9, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $45,000 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $3,990 has been recorded in accounts payable and accrued liabilities for the period ended September 30, 2009.

On June 26, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $3,000 CAD ($2,802 USD). Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $192 has been recorded in accounts payable and accrued liabilities for the period ended September 30, 2009.

On July 4, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $10,000 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $744 has been recorded in accounts payable and accrued liabilities for the period ended September 30, 2009.

ARVANA INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine months Ended September 30, 2009 and 2008
(expressed in US dollars)
(Unaudited)

4. Related Parties and Loans Payable con’t

On July 10, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $2,500 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $185 has been recorded in accounts payable and accrued liabilities for the period ended September 30, 2009.

On August 12, 2008, the Company received an unsecured, non-interest bearing loan from an unrelated party in the amount of $6,300 CAD. The Company repaid $2,000 CAD of this loan on October 16, 2008 and paid the remaining balance of $4,300 CAD on May 21, 2009.

On September 12, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $5,000 CAD ($4,670 USD). Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $268 has been recorded in accounts payable and accrued liabilities for the period ended September 30, 2009.

On October 16, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $2,000 CAD ($1,868 USD). Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $99 has been recorded in accounts payable and accrued liabilities for the period ended September 30, 2009.

On October 21, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $5,000 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $284 has been recorded in accounts payable and accrued liabilities for the period ended September 30, 2009.

On November 13, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $3,500 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $187 has been recorded in accounts payable and accrued liabilities for the period ended September 30, 2009.

On April 24, 2009, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $25,000 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $650 has been recorded in accounts payable and accrued liabilities for the period ended September 30, 2009.

On May 8, 2009, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $40,000 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $948 has been recorded in accounts payable and accrued liabilities for the period ended September 30, 2009.

On May 20, 2009, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $60,000 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $1,306 has been recorded in accounts payable and accrued liabilities for the period ended September 30, 2009.

At September 30, 2009, the Company had amounts due to related parties in the amount of $197,262 (December 31, 2008 - $196,482). This amount includes $136,100 (December 31, 2008 - $136,100) payable to three directors for services rendered during 2007. This amount is to be paid part in cash and part in stock at a future date with the number of common shares determined by the fair value of the shares on the settlement date. The amounts owing bear no interest, are unsecured, and have no fixed terms of repayment.

For the nine month period ended September 30, 2009, $56,175 (September 30, 2008 $73,781) was incurred in general and administrative expenses by the Company for services rendered by the current Chief Executive Officer, Chief Financial Officer and Corporate Secretary of the Company. At September 30, 2009, $2,335 (December 31, 2008 $6,979) was owed to the current Chief Executive Officer, Chief Financial Officer and Corporate Secretary of the Company. At September 30, 2009, $18,680 (December 31, 2008 $16,420) was owed to the former Chief Financial Officer and Corporate Secretary and $26,152 (December 31, 2008 $22,988) was owed to the former President / Chief Executive Officer. The Corporate Secretary of Arvana Networks Inc. was owed $13,995 at September 30, 2009 (December 31, 2008 $13,995). The amounts owing bear no interest, are unsecured, and have no fixed terms of repayment.

ARVANA INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine months Ended September 30, 2009 and 2008
(expressed in US dollars)
(Unaudited)

5. Common Stock

(a) During the year ended December 31, 2007, 3,541,700 shares were to be returned to the Company and cancelled as part of the Brulex Settlement Agreement entered into on December 7, 2007. These shares had not yet been cancelled at September 30, 2009 and have been recorded as treasury stock at a value of $283,336 until they are cancelled.

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

As at September 30, 2009, the following incentive stock options are outstanding:

Number	Exercise
of options	Price	Expiry Date

1,600,000	$ 1.25	December 31, 2009

Stock option transactions and the number of share options outstanding are summarized as follows:

		Weighted
		Average
	Number	Exercise
	of Options	Price

Balance, December 31, 2008	1,600,000	$1.25
Options granted	-	-
Options expired	-	-
Options exercised	-	-
Balance, September 30, 2009	1,600,000	$1.25

Number of options currently exercisable	1,600,000	$1.25

6. Segmented Information

The Company has no reportable segments. All of the Company’s equipment at September 30, 2009, and December 31, 2008, was located in North America.

7. Subsequent Events

None as of November 13, 2009.

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

In order to maintain operations while we evaluate new businesses we anticipate that we will need additional funding of approximately $50,000 during 2009. We had cash in the amount of $5,489 and a working capital deficit of $1,479,178 as at September 30, 2009. If we are successful in identifying a new business opportunity we will require funding in order to pursue that opportunity. The amount of funding required will depend on the opportunity and is not determinable at this time.

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

c) Impairment of long-lived assets and long-lived assets to be disposed of:

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount and the fair value less costs to sell. We have reviewed our long-lived assets and have determined that no impairment charges were necessary for the period ended September 30, 2009.

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

Presentation of Financial Information

Our financial statements for the quarter ended September 30, 2009 include the accounts of:

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

Results of Operations

Our operations for the nine months ended September 30, 2009 and 2008 are summarized below. The results of operations for the nine months ended September 30, 2008 include our former wholly owned subsidiary BCH Beheer.

	Three months ended September 30, 2009	Three months ended September 30, 2008	Nine months ended September 30, 2009	Nine months ended September 30, 2008
Revenues	$0	$0	$0	$0
Costs of Sales	$0	$0	$0	$0
Gross profit	$0	$0	$0	$0
Operating Expenses:
Selling and promotion	$0	$0	$0	$0
General and administration	$47,551	$47,686	$120,549	$206,078
Depreciation	$75	$75	$225	$225
Foreign exchange (gain) loss	$43,410	($77,927)	$60,895	($28,097)
Other Items:
Stock based compensation	$0	$33,200	$0	$364,000
Comprehensive Loss for the Period	$91,036	$3,034	$181,669	$542,206

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

Administration Expenses

Administrative expenses are comprised of costs associated with management compensation, office overhead including rent, legal fees, and consulting services. The decrease in our administrative expenses for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008 is due to the disposal of BCH Beheer, which had generated additional general and administrative expenses.

Stock-based Compensation

In June 2006, we awarded 1,600,000 stock options to a number of directors, management and consultants. The stock options have an exercise price of $1.25 per share which was the current market value of the shares at the time. As a result of this program, we have recorded an expense of $1,424,000 in stock-based compensation expense over the vesting period of the options. The Company recorded an expense of $33,200 and $364,000 for the three and nine months ended September 30, 2008, respectively. As these stock options have been fully expensed as of December 31, 2008, the Company has not recorded any stock-based compensations expense for the three and nine months ended September 30, 2009.

Net Loss for the Period

We incurred a net loss for the three and nine months ended September 30, 2009 of $91,036 and $181,669 compared with a net loss of $3,034 and $542,206 for the three and nine months ended September 30, 2008. Future quarterly net losses are expected to be comparable to the current quarter until such time as a new business is entered into, net losses if any due to any new business cannot be estimated at this time.

Liquidity and Capital Resources

As at September 30, 2009, we had cash of $5,489 and a working capital deficit of $1,479,178. This compares to cash of $738 and working capital deficit of $1,297,734 as at December 31, 2008.

Cash Used in Operating Activities

We used cash in operations in the amount of $116,471 during the nine months ended September 30, 2009, as compared to $193,324 during the nine months ended September 30, 2008. Cash used in operations during the nine months ended September 30, 2009 was attributable primarily to payments for administration expenses.

Cash Used in Investing Activities

We did not use cash in investing activities during the nine months ended September 30, 2009 or the nine months ended September 30, 2008.

Cash Flows from Financing Activities

The Company obtained $125,000 from unsecured loans bearing 6% interest per annum and made a loan repayment in the amount of $3,778 during the nine months ended September 30, 2009. In the nine months ended September 30, 2008 the Company obtained $224,649 from unsecured loans bearing 6% interest per annum.

Going Concern

For the nine months ended September 30, 2009, the Company incurred a loss from operations of $181,669. At September 30, 2009, the Company had a working capital deficiency of $1,479,178. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operations. Our auditors stated in their report on our December 31, 2008 audited financial statements that they have substantial doubt we will be able to continue as a going concern.

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

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the period ended September 30, 2009 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Insufficient Number of Directors to form a Functioning Audit Committee: We only had two directors on our Board of Directors until August 17, 2009 and while they were both outside directors this is not considered sufficient to have a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. On August 17, 2009 we appointed two new directors, both of whom are outside directors, and on September 30, 2009 one director resigned. We currently have three outside directors which are forming a functioning audit committee.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel.

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

Changes in internal control over financial reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the period ended September 30, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not complete any sales of securities without registration under the Securities Act of 1933 during the nine month period ended September 30, 2009.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the nine month period ended September 30, 2009.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are included with this Quarterly Report on Form 10-Q:

Arvana Inc. - Form 10-Q

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

Date:    November 13, 2009