Form 10-K
period 2009-12-31
ARVANA INC
filed 2010-04-12
CIK 1113313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

 [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 0-30695

ARVANA INC.
(Exact name of registrant as specified in its charter)

NEVADA	87-0618509
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

Suite 145, 925 West Georgia Street, Vancouver, BC V6C 3L2
(Address of principal executive offices) (Zip Code)

(formerly Suite 2610, 1066 West Hastings Street, Vancouver, BC V6E 3X2)

866-824-7860
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  [X]      No  [  ]

The aggregate market value of the common stock held by nonaffiliates of the registrant (20,909,875 shares) based on the $0.01 closing price of the registrant's common stock as reported on the OTCBB on June 30, 2008, was approximately $209,099. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 31, 2010, there were 21,202,375 outstanding shares of the registrant's common stock.

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

We will not be able to pursue any new business opportunities without additional financing. Our board of directors and management are actively pursuing obtaining financing in order to maintain operations while we evaluate potential businesses. Since December 31, 2009 we have obtained loans totaling $14,734 to provide operating capital. We estimate that this provides sufficient cash to operate through June 30, 2010.

In order to maintain operations while we evaluate new businesses we anticipate that we will need additional funding of approximately $200,000 during 2010. We had cash in the amount of $534 and a working capital deficit of $1,541,357 as at December 31, 2009. If we are successful in identifying a new business opportunity we will require funding in order to pursue that opportunity. The amount of funding required will depend on the opportunity and is not determinable at this time.

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

Management Team

Wayne Smith was appointed Chief Financial Officer, Corporate Secretary and Treasurer on May 8, 2007 and Acting Chief Executive Officer on December 7, 2007 with the resignation of the former Chief Executive Officer Teyfik Oezcan. Mr. Smith is a self-employed financial consultant. In addition to his position with Arvana Inc, Mr. Smith was the Chief Financial Officer, Secretary, Treasurer and a Director from February 2, 2007 until December 15, 2008 of Xeno Transplants Corporation. Xeno is a company engaged in the research and development of xenotransplantation in the biotechnology industry that was publicly traded on the OTC Bulletin Board and is currently traded on the Pink Sheets. Previously, Mr. Smith was the Chief Operating Officer and Chief Financial Officer of Visiphor Corporation from July 2003 through January 2007. Visiphor was a software development and consulting services company that was publicly traded on the OTC Bulletin Board and the TSX Venture Exchange. Prior to those positions, he served as Visiphor’s Chief Financial Officer from September 2002 to July 2003. Since 1997, Mr. Smith has been a partner of TelePartners Consulting Inc., a consulting services company that provides management and financial consulting services. Mr. Smith holds a Chartered Accountant designation in Canada.

Research and Development Expenditures

The Company has not incurred any research and development expenditures during 2009 or 2008.

ITEM 2.	DESCRIPTION OF PROPERTIES.

We rent approximately 500 square feet of office space at 925 West Georgia Street in Vancouver, British Columbia, Canada, on a month-to-month basis that we use for our principal executive offices. Our monthly rent payments total $1,500 Canadian dollars.

ITEM 3.	LEGAL PROCEEDINGS.

We currently are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during our fourth quarter ended December 31, 2009.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our common shares are quoted on the OTC Bulletin Board under the symbol AVNI and on the Frankfurt Stock Exchange under the symbol T5U.F. The following table indicates the high and low bid prices of our common shares during the periods indicated:

OTCBB:

QUARTER	HIGH BID	LOW BID
ENDED

December 31, 2009	$0.04	$0.00
September 30, 2009	$0.02	$0.01
June 30, 2009	$0.01	$0.00
March 31, 2009	$0.01	$0.00
December 31, 2008	$0.02	$0.002
September 30, 2008	$0.02	$0.01
June 30, 2008	$0.075	$0.005
March 31, 2008	$0.03	$0.005

FRANKFURT (in Euros):

QUARTER	HIGH BID	LOW BID
ENDED

December 31, 2009	0.001	0.001
September 30, 2009	0.001	0.001
June 30, 2009	0.001	0.001
March 31, 2009	0.001	0.001
December 31, 2008	0.014	0.001
September 30, 2008	0.02	0.001
June 30, 2008	0.04	0.001
March 31, 2008	0.018	0.001

The source of the high and low bid information for the OTCBB is the NASD OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders of Common Stock

As at March 31, 2010, we had 21,202,375 shares of common stock issued and outstanding and there were 55 registered holders based on the records of the Company’s transfer agent. The registered holders do not include beneficial owners of the Company's common shares whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

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

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2009, there were no sales of securities.

Small Business Issuer Purchases of Equity Securities

During the quarter ended December 31, 2009, there were no purchases of equity securities effected by the Company or any affiliated purchasers.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion of our financial condition, changes in financial condition and results of operations for the year ended December 31, 2009 should be read in conjunction with our audited consolidated financial statements and related notes for the year ended December 31, 2009.

Presentation of Financial Information

Our financial statements for the year ended December 31, 2009 include the accounts of:

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

Results of Operations

References in the discussion below to 2009 are to our fiscal year ended December 31, 2009. Similarly, references to 2008 are to our fiscal year ended December 31, 2008. References to 2010 are to our current fiscal year that will end December 31, 2010.

Our operations for the years ended December 31, 2009 and 2008 are summarized below.

	Year ended December 31, 2009	Year ended December 31, 2008
Operating Expenses:
General and Administration	$190,019	$271,443
Depreciation	$300	$299
Foreign exchange (gain) loss	$53,604	$(62,745)
Other Items:
Stock Based Compensation	$0	$528,800
Gain on disposal of BCH Beheer	$0	$28,297
Comprehensive Loss for the Period	$243,923	$709,500

Administration Expenses

Administrative expenses are comprised of costs associated with management compensation, office overhead including rent, legal fees, and consulting services.

Foreign Exchange Gains (Losses)

Foreign exchange gains and losses are associated with exchange rate changes affecting the Company’s payables and loans that are based in Euros and Canadian dollars.

Stock-based Compensation

In June 2006, we awarded 1,600,000 stock options to a number of directors, management and consultants. The stock options have an exercise price of $1.25 per share which was the current market value of the shares at the time. As a result of this program, we have recorded an expense of $1,424,000 in stock-based compensation expense over the vesting period of the options. The Company recorded an expense of $528,800 in 2008 for the pro-rated portion of the full charge.

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

Net Loss for the Period

We incurred a net loss of $243,923 for the year ended December 31, 2009 compared with a net loss of $709,500 in 2008. The majority of the loss in 2008 was related to our stock-based compensation expense.

Liquidity and Capital Resources

As at December 31, 2009, we had cash of $534 and a working capital deficit of $1,541,357. This compares to cash of $738 and working capital deficit of $1,297,734 as at December 31, 2008.

Plan of Operations

We exited the telecommunications industry at the end of 2007 and our present plan of operations for the next twelve months is to identify and evaluate industries and business opportunities in order to find a suitable business to enter into.

We will not be able to pursue any new business opportunities without additional financing. Our board of directors and management are actively pursuing obtaining financing in order to maintain operations while we evaluate potential businesses. Since December 31, 2009 we have obtained loans totaling $14,734 to provide operating capital. We estimate that this provides sufficient cash to operate through June 30, 2010.

In order to maintain operations while we evaluate new businesses we anticipate that we will need additional funding of approximately $200,000 during 2010. We had cash in the amount of $534 and a working capital deficit of $1,541,357 as at December 31, 2009. If we are successful in identifying a new business opportunity we will require funding in order to pursue that opportunity. The amount of funding required will depend on the opportunity and is not determinable at this time.

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

Cash Used in Operating Activities

We used cash in operations in the amount of $123,226 during fiscal 2009, as compared to $233,150 during fiscal 2008. Cash used in operations during the year ended December 31, 2009 was attributable primarily to payments for administrative expenses.

Cash Used in Investing Activities

We did not use cash in investing activities during the year ended December 31, 2009 or 2008.

Cash Flows from Financing Activities

The Company obtained $123,022 from financing activities during fiscal 2009. The Company received $126,800 from unsecured loans bearing 6% interest per annum and made a loan repayment of $3,778. In fiscal 2008 the Company received $234,779 from unsecured loans bearing 6% interest per annum and made a loan repayment of $3,804.

Going Concern

For the year ended December 31, 2009, the Company incurred a loss from operations of $243,923. At December 31, 2009, the Company had a working capital deficiency of $1,541,357. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Since inception of the Company we have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operations. For these reasons our auditors stated in their report on our audited financial statements that they have substantial doubt we will be able to continue as a going concern.

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

Stock-based Compensation Expense

The Company accounts for all stock-based payments to employees and non-employees under ASC 718 “Stock Compensation,” using the fair value based method. Under the fair value method, stock-based payments are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measurable. The cost of stock-based payments to non-employees that are fully vested and non-forfeitable at the grant date is measured and recognized at that date. We granted stock options in June 2006 and have recorded an expense of $1,424,000 in stock-based compensation expense over the vesting period of the options. The Company recorded an expense of $528,800 in 2008 for the pro-rated portion of the full charge.

Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) 2010-06
In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements, amending ASC 820. ASU 2010-06 requires entities to provide new disclosures and clarify existing disclosures relating to fair value measurements.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2010-06, but does not expect its adoption to have a material impact on the Company’s financial position or results of operations.

Accounting Standards Update (“ASU”) 2009-13
In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements amending ASC 605. ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. ASU 2009-13 eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of ASU 2009-13, but does not expect its adoption to have a material impact on the Company’s financial position or results of operations.

ITEM 8.	FINANCIAL STATEMENTS.

Our audited financial statements for the year ended December 31, 2009, as set forth below, are included with this Annual Report on Form 10-K. Our audited financial statements are prepared on the basis of accounting principles generally accepted in the United States and are expressed in U.S. dollars.

PAGE

Auditors’ Report	11

Consolidated Balance Sheets, December 31, 2009 and 2008	12

Consolidated Statements of Operations for the years ended December 31, 2009 and 2008 and cumulative amounts from the beginning of the development stage on January 1, 2005 to December 31, 2009	13

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008 and cumulative amounts from the beginning of the development stage on January 1, 2005 to December 31, 2009	14

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2009 and 2008	15

Notes to Consolidated Financial Statements	16

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Arvana, Inc. and subsidiaries (A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Arvana, Inc. and subsidiaries (A Development Stage Company) as at December 31, 2009 and 2008 and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficiency) and cash flows for the years then ended and for the period from the beginning of the development stage on January 1, 2005 to December 31, 2009.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and for the period from the beginning of the development stage on January 1, 2005 to December 31, 2009 in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has minimal assets, is dependent upon financing to continue operations has suffered recurring losses from operations, and has a working capital deficit as of December 31, 2009.  These matters raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regards to these matters are discussed in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Accountants

April 8, 2010

ARVANA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN US DOLLARS)

	December 31,	December 31,
	2009	2008

ASSETS

Current
Cash	$534	$738

	534	738
Long-term
Equipment (Note 6)	103	403

	$637	$1,141
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current
Accounts payable and accrued liabilities	$449,159	$360,275
Note payable	171,984	167,040
Amounts due to related parties (Note 7)	207,661	196,482
Loans Payable (Note 7)	713,087	574,675

	1,541,891	1,298,472

Stockholders' deficiency
Common stock (Note 8)
100,000,000 common shares authorized at $0.001 par value;
21,202,375 common shares issued and outstanding (2008 - 21,202,375)	21,203	21,203
Additional paid-in capital	21,426,301	21,426,301
Deficit	(95,331)	(95,331)
Deficit accumulated during the development stage	(22,610,091)	(22,366,168)

	(1,257,918)	(1,013,995)
Less: Treasury stock - 3,541,700 common shares (2008 - 3,541,700)	(283,336)	(283,336)

	(1,541,254)	(1,297,331)

	$637	$1,141

The accompanying notes are an integral part of these consolidated financial statements.

ARVANA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(EXPRESSED IN US DOLLARS)

			Cumulative amounts
			from the beginning of the
	For the year ended		development stage on
	December 31,		January 1, 2005 to
	2009	2008	December 31, 2009

Sales	$-	$-	$7,573,714
Cost of sales	-	-	(5,896,638)

Gross profit	-	-	1,677,076

Operating expenses
Selling and promotion	-	-	(188,078)
General and administrative	(190,019)	(271,443)	(3,902,083)
Research and development	-	-	(170,083)
Depreciation	(300)	(299)	(270,321)
Foreign exchange gain (loss)	(53,604)	62,745	(261,689)

Operating loss	(243,923)	(208,997)	(3,115,178)

Other items
Stock-based compensation	-	(528,800)	(9,837,290)
Loss on write-off of equipment	-	-	(67,798)
Loss on acquisition of Arvana Networks	-	-	(7,013,310)
Loss on acquisition of Arvana Com	-	-	(279,037)
Loss on bad debt expense	-	-	(58,411)
Loss on disposal of Hallotel	-	-	(2,239,014)
Gain on disposal of BCH Beheer	-	28,297	28,297
Other income	-	-	9,425
Gain on debt settlement	-	-	75,000

Net loss before income taxes	(243,923)	(709,500)	(22,497,316)

Income taxes	-	-	(67,035)

Net loss for the period	$(243,923)	$(709,500)	$(22,564,351)

Other comprehensive loss	-	-	(45,740)

Comprehensive loss for the period	$(243,923)	$(709,500)	$(22,610,091)

Loss per share - basic and diluted	$(0.01)	$(0.03)

Weighted average number of common shares outstanding	21,202,375	21,202,375

The accompanying notes are an integral part of these consolidated financial statements.

ARVANA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
(EXPRESSED IN US DOLLARS)

			Cumulative amounts
			from the beginning of the
	For the year ended		development stage on
	December 31,		January 1, 2005 to
	2009	2008	December 31, 2009

Cash flows from operating activities
Net loss for the period	$(243,923)	$(709,500)	$(22,564,351)

Items not involving cash:
Depreciation and amortization	300	299	270,321
Stock-based compensation	-	528,800	9,837,290
Loss on acquisition of Arvana Networks	-	-	7,013,310
Loss on acquisition of Arvana Comunicacoes	-	-	279,037
Loss on write-off of equipment	-	-	67,798
Loss on bad debt expense	-	-	58,411
Gain on debt settlement	-	-	(75,000)
Loss on disposal of Hallotel	-	-	2,239,014
Gain on disposal of BCH Beheer	-	(28,297)	(28,297)
Deferred income taxes	-	-	31,294
Unrealized foreign exchange	48,790	(53,895)	(5,105)
Changes in non-cash working capital:
Receivables	-	-	(503,998)
Accounts payable and accrued liabilities	67,801	22,464	1,539,927
Amounts due to related parties	3,806	6,979	(228,549)

Net cash used in operations	(123,226)	(233,150)	(2,068,868)

Cash flows from investing activities
Acquisition of equipment	-	-	(378,751)
Proceeds of sale of equipment	-	-	3,702
Cash portion of Investment in BCH Beheer / Hallotel	-	-	(1,445,235)
Cash of Hallotel on disposition date	-	-	(53,136)
Cash of BCH Beheer / Hallotel on acquisition date	-	-	105,659
Cash of Arvana Networks on acquisition date	-	-	5,800
Cash of Arvana Comunicacoes on acquisition date	-	-	62,465

Net cash used in investing activities	-	-	(1,699,496)

Cash flows from financing activities
Proceeds of loans payable	126,800	234,779	722,251
Repayments of loan payable	(3,778)	(3,804)	(7,582)
Contribution to capital	-	-	900
Proceeds from issuance of common stock, net of finders' fees	-	-	3,097,750

Net cash provided by financing activities	123,022	230,975	3,813,319

Effect of exchange rate changes on cash	-	-	(45,653)

Increase (decrease) in cash	(204)	(2,175)	(698)

Cash , beginning of period	738	2,913	1,232

Cash, end of period	$534	$738	$534

Supplementary information
Interest paid	$1,608	$-
Taxes paid	-	-

Transactions not involving cash
Write-off of software associated with the disposal of Hallotel	-	-	64,104
Issuance of stock for settlement of debt; 500,000 shares of common stock	-	-	75,000
Decrease in accounts payable due to Brulex due to disposal of Hallotel	-	-	338,236
Decrease in note payable due to Brulex due to disposal of Hallotel	-	-	108,880
Loss of receivables due to Hallotel disposal	-	-	1,554,068
Loss of property and equipment due to Hallotel disposal	-	-	516,497
Loss of accounts payable and accrued liabilities due to Hallotel disposal	-	-	1,867,306
Loss of deferred income tax liability due to Hallotel disposal	-	-	31,445
Decrease in accounts payable due to disposal of BCH Beheer	-	28,305	28,305

Common shares cancelled due to disposal of Hallotel (3,541,700 @ $0.08)	-	-	283,336
Common shares issued for services (451,875 @ $0.40)	-	-	180,750
Common shares issued for acquisition of BCH Beheer / Hallotel (3,541,700 @ $0.40)	-	-	1,416,680
Common shares issued for finders fees for BCH Beheer / Hallotel Acquisition (208,300 @ $0.40)	-	-	83,320

The accompanying notes are an integral part of these consolidated financial statements.

ARVANA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(EXPRESSED IN US DOLLARS)

	Common Stock		Treasury Stock				Deficit
							Accumulated	Accumulated	Total
					Additional		during the	other	Stockholders'
					Paid-in		development	comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	stage	loss	(Deficiency)

From inception to December 31, 2004	8,253,000	$8,253	-	$-	$88,310	$(95,331)	$-	$-	$1,232

Contribution to capital	-	-	-	-	900	-	-	-	900
Return and cancellation of common stock - March 2005	(1,350,000)	(1,350)	-	-	1,350	-	-	-	-
Issuance of common stock for cash at $0.10 - May 2005	3,000,000	3,000	-	-	5,997,000	-	-	-	6,000,000
Issuance of common stock for cash at $1.25 - July 2005	400,000	400	-	-	911,600	-	-	-	912,000
Return and cancellation of common stock - August 2005	(1,017,000)	(1,017)	-	-	1,017	-	-	-	-
Issuance of common stock for cash at $1.25 - August 2005	792,000	792	-	-	1,804,968	-	-	-	1,805,760
Issuance of common stock for finders fee at $2.28 - August 2005	330,000	330	-	-	752,070	-	-	-	752,400
Issuance of common stock in transaction with Arvana Networks at $2.28 - August 2005	3,000,000	3,000	-	-	6,837,000	-	-	-	6,840,000
Finders fees paid in cash - July, August, September 2005	-	-	-	-	(164,000)	-	-	-	(164,000)
Issuance of common stock for cash at $1.25 - October 2005	440,000	440	-	-	1,002,760	-	-	-	1,003,200
Issuance of common stock for finders fee at $2.28 - October 2005	43,500	44	-	-	99,137	-	-	-	99,181
Finders fees paid in cash - October 2005	-	-	-	-	(54,750)	-	-	-	(54,750)
Net operating loss for the year ended December 31, 2005	-	-	-	-	-	-	(16,492,608)	-	(16,492,608)

Balance December 31, 2005	13,891,500	$13,892	-	$-	$17,277,362	$(95,331)	$(16,492,608)	$-	$703,315

Stock-based compensation	-	-	-	-	232,400	-	-	-	232,400
Issuance of common stock for acquisition of BCH Beheer / Hallotel, including transaction fee	3,750,000	3,750	-	-	1,496,250	-	-	-	1,500,000
Issuance of common stock for cash at $0.40	2,625,000	2,625	-	-	1,047,375	-	-	-	1,050,000
Issuance of common stock for services at $0.40	451,875	452	-	-	180,298	-	-	-	180,750
Finders fees paid in cash	-	-	-	-	(73,500)	-	-	-	(73,500)
Net operating loss for the year ended December 31, 2006	-	-	-	-	-	-	(1,742,930)	-	(1,742,930)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(59,530)	(59,530)

Balance December 31, 2006	20,718,375	$20,719	-	$-	$20,160,185	$(95,331)	$(18,235,538)	$(59,530)	$1,790,505

Stock-based compensation	-	-	-	-	662,800	-	-	-	662,800
Return and cancellation of common stock	(16,000)	(16)	-	-	16	-	-	-	-
Issuance of common stock for debt settlement	500,000	500	-	-	74,500	-	-	-	75,000
Treasury stock acquired on disposal of subsidiary	-	-	(3,541,700)	(283,336)		-	(45,740)	45,740	(283,336)
Net operating loss for the year ended December 31, 2007	-	-	-	-	-	-	(3,375,390)	-	(3,375,390)
Foreign currency translation adjustment	-	-	-	-	-	-	-	13,790	13,790

Balance December 31, 2007	21,202,375	$21,203	(3,541,700)	$(283,336)	$20,897,501	$(95,331)	$(21,656,668)	$-	$(1,116,631)

Stock-based compensation	-	-	-	-	528,800	-	-	-	528,800
Net operating loss for the year ended December 31, 2008	-	-	-	-	-	-	(709,500)	-	(709,500)

Balance December 31, 2008	21,202,375	$21,203	(3,541,700)	$(283,336)	$21,426,301	$(95,331)	$(22,366,168)	$-	$(1,297,331)
								-
Net operating loss for the year ended December 31, 2009	-	-	-	-	-	-	(243,923)	-	(243,923)

Balance December 31, 2009	21,202,375	$21,203	(3,541,700)	$(283,336)	$21,426,301	$(95,331)	$(22,610,091)	$-	$(1,541,254)

The accompanying notes are an integral part of these consolidated financial statements

ARVANA INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008
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

These consolidated financial statements for the year ended December 31, 2009 include the accounts of the Company, its subsidiary Arvana Networks (including its wholly-owned subsidiaries Arvana Par and Arvana Comunicações do Brasil S. A. (“Arvana Com”) and its formerly-owned subsidiary BCH Beheer B.V. up to its date of disposal on December 30, 2008 (and its formerly wholly-owned subsidiary Hallotel Deutschland GmbH up to its date of disposal on December 7, 2007). The Company has ceased all operations in its subsidiary companies, and has written-off or disposed of all assets in the subsidiary companies, consequently they are now all considered to be inactive subsidiaries.

These consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. For the year ended December 31, 2009, the Company incurred a loss from operations of $243,923. At December 31, 2009, the Company had a working capital deficiency of $1,541,357. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

2. Summary of Significant Accounting Policies

a) Basis of presentation
The Company began to generate revenues as a result of the acquisition of Hallotel during the final four months of 2006. In 2007 the Company commenced its planned principal operations and determined its target market segments and market strategies. Consequently, the Company exited the development stage during early 2007. The Company then disposed of Hallotel in December 2007 and ceased all operations in its subsidiary companies. The Company is again in the process of evaluating business opportunities and has returned to the development stage and presents its financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company’s fiscal year end is December 31. The accompanying consolidated financial statements of Arvana Inc. for the years ended December 31, 2009 and 2008, and for the cumulative amounts from the beginning of the development stage on January 1, 2005, through December 31, 2009, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for financial information with the instructions to Form 10-K and Regulation S-K. In the opinion of management, they include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Results are not necessarily indicative of results which may be achieved in the future.

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
For the Years Ended December 31, 2009 and 2008
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

The exchange rate prevailing at December 31, 2009, was 1.7435, stated in the Brazilian Real per one US dollar. The average exchange rate during the twelve-month period ended December 31, 2009, was 2.0085 stated in the Brazilian Real per one US dollar. For the Euro, the exchange rate prevailing at December 31, 2009, was 1.4332 US dollars per Euro and the average exchange rate during the twelve-month period ended December 31, 2009, was 1.3946 US dollars per Euro.

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
For the Years Ended December 31, 2009 and 2008
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

ARVANA INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008
(expressed in US dollars)

o) Stock-based compensation
The Company accounts for all stock-based payments to employees and non-employees under ASC 718 “Stock Compensation,” using the fair value based method. Under the fair value method, stock-based payments are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measurable. The cost of stock-based payments to non-employees that are fully vested and non-forfeitable at the grant date is measured and recognized at that date.

p) Net loss per share
Basic loss per share is computed using the weighted average number of common shares outstanding during the year. Diluted loss per share is computed using the weighted average number of common shares and potentially dilutive common stock equivalents, including stock options and warrants.

q) Reclassifications
Certain of the comparative figures for the prior years have been reclassified to conform with the presentation adopted in the current year.

r) Recent accounting pronouncements
Accounting Standards Update (“ASU”) 2010-06
In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements, amending ASC 820. ASU 2010-06 requires entities to provide new disclosures and clarify existing disclosures relating to fair value measurements.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2010-06, but does not expect its adoption to have a material impact on the Company’s financial position or results of operations.

Accounting Standards Update (“ASU”) 2009-13
In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements amending ASC 605. ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. ASU 2009-13 eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of ASU 2009-13, but does not expect its adoption to have a material impact on the Company’s financial position or results of operations.

ARVANA INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008
(expressed in US dollars)

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
For the Years Ended December 31, 2009 and 2008
(expressed in US dollars)

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

ARVANA INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008
(expressed in US dollars)

6. Property and Equipment

At December 31, 2009:

		Accumulated	Net
	Cost	Amortization	Book Value

Equipment	$1,502	$1,399	$103

At December 31, 2008

		Accumulated	Net
	Cost	Amortization	Book Value

Equipment	$1,502	$1,099	$403

7. Related Parties and Loans Payable

On February 20, 2007, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of 150,000 Euros ($214,980 USD). Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $36,431 has been recorded in accounts payable and accrued liabilities for the year ended December 31, 2009.

On June 1, 2007, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $35,000 CAD ($33,302 USD). Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $4,664 has been recorded in accounts payable and accrued liabilities for the year ended December 31, 2009.

On November 6, 2007, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of 75,000 Euros ($107,490 USD). Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $13,943 has been recorded in accounts payable and accrued liabilities for the year ended December 31, 2009.

On March 26, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $50,000 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $5,298 has been recorded in accounts payable and accrued liabilities for the year ended December 31, 2009.

On March 26, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $5,000 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $530 has been recorded in accounts payable and accrued liabilities for the year ended December 31, 2009.

On March 31, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $50,000 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $5,258 has been recorded in accounts payable and accrued liabilities for the year ended December 31, 2009.

ARVANA INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008
(expressed in US dollars)

On April 7, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $50,000 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $5,200 has been recorded in accounts payable and accrued liabilities for the year ended December 31, 2009.

On April 9, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $45,000 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $4,665 has been recorded in accounts payable and accrued liabilities for the year ended December 31, 2009.

On June 26, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $3,000 CAD ($2,854 USD). Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $235 has been recorded in accounts payable and accrued liabilities for the year ended December 31, 2009.

On July 4, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $10,000 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $894 has been recorded in accounts payable and accrued liabilities for the year ended December 31, 2009.

On July 10, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $2,500 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $221 has been recorded in accounts payable and accrued liabilities for the year ended December 31, 2009.

On August 12, 2008, the Company received an unsecured, non-interest bearing loan from an unrelated party in the amount of $6,300 CAD. The Company repaid $2,000 CAD of this loan on October 16, 2008 and paid the remaining balance of $4,300 CAD on May 21, 2009.

On September 12, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $5,000 CAD ($4,758 USD). Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $339 has been recorded in accounts payable and accrued liabilities for the year ended December 31, 2009.

On October 16, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $2,000 CAD ($1,903 USD). Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $128 has been recorded in accounts payable and accrued liabilities for the year ended December 31, 2009.

On October 21, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $5,000 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $359 has been recorded in accounts payable and accrued liabilities for the year ended December 31, 2009.

On November 13, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $3,500 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $240 has been recorded in accounts payable and accrued liabilities for the year ended December 31, 2009.

On April 24, 2009, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $25,000 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $1,025 has been recorded in accounts payable and accrued liabilities for the year ended December 31, 2009.

On May 8, 2009, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $40,000 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $1,548 has been recorded in accounts payable and accrued liabilities for the year ended December 31, 2009.

On May 20, 2009, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $60,000 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $2,206 has been recorded in accounts payable and accrued liabilities for the year ended December 31, 2009.

ARVANA INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008
(expressed in US dollars)

On November 17, 2009, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $1,800 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $13 has been recorded in accounts payable and accrued liabilities for the year ended December 31, 2009.

At December 31, 2009, the Company had amounts due to related parties in the amount of $207,661 ( 2008 - $196,482). This amount includes $136,100 (2008 - $136,100) payable to three directors for services rendered during 2007. This amount is to be paid part in cash and part in stock at a future date with the number of common shares determined by the fair value of the shares on the settlement date. The amounts owing bear no interest, are unsecured, and have no fixed terms of repayment.

For the year ended December 31, 2009, $84,426 (2008 - $83,671) was incurred in general and administrative expenses by the Company for services rendered by the current Chief Executive Officer, Chief Financial Officer and Corporate Secretary of the Company. At December 31, 2009, $11,894 (2008 - $6,979) was owed to the current Chief Executive Officer, Chief Financial Officer and Corporate Secretary of the Company. At December 31, 2009, $19,030 (2008 - $16,420) was owed to the former Chief Financial Officer and Corporate Secretary and $26,642 (2008 - $22,988) was owed to the former President / Chief Executive Officer. The Corporate Secretary of Arvana Networks Inc. was owed $13,995 at December 31, 2009 (2008 - $13,995). The amounts owing bear no interest, are unsecured, and have no fixed terms of repayment.

8. Share Capital

(a) During the year ended December 31, 2008, 3,541,700 shares were returned to the Company to be cancelled as part of the Brulex Settlement Agreement entered into on December 7, 2007, see Note 5. These shares had not yet been cancelled at December 31, 2009 and have been recorded as treasury stock at a value of $283,336 until they are cancelled.

During the year ended December 31, 2007, the Company cancelled and returned to treasury 16,000 common shares at a par value of $0.001 per share. These shares had been held as unissued by the Company’s legal counsel.

During the year ended December 31, 2007, the Company issued 500,000 common shares at a price of $0.15 per share in settlement of debt, see Note 3.

(b) The Company accounts for all stock-based payments to employees and non-employees under ASC 718 “Stock Compensation,” using the fair value based method. Under the fair value method, stock-based payments are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measurable. The cost of stock-based payments to non-employees that are fully vested and non-forfeitable at the grant date is measured and recognized at that date.

(c) The Company has a stock option plan in place under which it is authorized to grant options to executive officers and directors, employees and consultants enabling them to acquire up to 10% of the issued and outstanding common stock of the Company. Under the plan, the exercise price of each option equals the market price of the Company's stock as calculated on the date of grant. The options can be granted for a maximum term of 10 years. On June 5, 2006, the Company granted 1,600,000 stock options to its directors and employees. Each option was exercisable into one common share until December 31, 2009 at an exercise price of $1.25. These options expired on December 31, 2009. The options were valued at $1,424,000 using the Black-Scholes model, and have been expensed over the vesting period of the options. The Company recorded an expense of $528,800 in 2008 (2007 - $662,800) for the balance of the full charge. The weighted average fair value of options granted during 2006 was $0.89.

ARVANA INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008
(expressed in US dollars)

Stock option transactions and the number of share options outstanding are summarized as follows:

Weighted
Average
	Number	Exercise
	of Options	Price

Balance, December 31, 2005	-	$-
Options granted	1,600,000	1.25
Options expired	-	-
Options exercised	-	-
Balance, December 31, 2006	1,600,000	1.25
Options granted	-	-
Options expired	-	-
Options exercised	-	-
Balance, December 31, 2007	1,600,000	1.25
Options granted	-	-
Options expired	-	-
Options exercised	-	-
Balance, December 31, 2008	1,600,000	1.25
Options granted	-	-
Options expired	(1,600,000)	1.25
Options exercised	-	-
Balance, December 31, 2009	-	$-

9. Segmented Information

The Company has no reportable segments. All of the Company’s equipment at December 31, 2009, and 2008, was located in North America.

ARVANA INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008
(expressed in US dollars)

10. Deferred Income Taxes

Income tax benefits attributable to losses from United States of America operations was $Nil for the years ended December 31, 2009 and 2008, and differed from the amounts computed by applying the United States of America federal income tax rate of 34 percent to pretax losses from operations as a result of the following:

	2009	2008

Loss for the year before income taxes	$(243,923)	$(709,500)

Computed "expected" tax benefit	$(82,934)	$(241,230)
Non deductible expenses	18,327	148,838
Lower effective income tax rate on (income) loss	-	-
of foreign subsidiaries
Change in valuation allowance	64,607	92,392

Income tax expense	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 are presented below:

	2009	2008
Deferred tax assets:
Net operating loss carry forwards - US	$452,098	$387,492
Valuation allowance	(452,098)	(387,492)
Net deferred tax asset	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2009 and 2008 was $452,098 and $387,492, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in assessing the realizability of deferred tax assets. In order to fully realize the deferred tax asset attributable to net operating loss carryforwards, the Company will need to generate future taxable income of approximately $1,330,000 prior to the expiration of the net operating loss carryforwards.

11. Subsequent Events

Subsequent to December 31, 2009, the Company has received loans totaling $14,734. These loans are unsecured, payable on demand and bear interest at the rate of 6% per annum.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Engagement of Davidson and Company

We engaged Davidson and Company, Chartered Accountants, as our principal independent registered public accounting firm effective May 9, 2007. There have been no disagreements between the Company and Davidson and Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of Davidson and Company would have caused them to make reference thereto in their report on the Company’s audited consolidated financial statements.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2009 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2009 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, and (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel.

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

Changes in internal control over financial reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION.

Not applicable.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our current executive officers and directors are:

Name	Age	Position
Sir John Baring (1)	63	Chairman of the Board of Directors
Zahir Dhanani (1)	54	Director
Robert Naso (1)	50	Director
Wayne Smith	53	Chief Executive Officer and Chief Financial Officer

(1)	Member of our Audit Committee

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years:

Sir John Baring was appointed Chief Executive Officer and director to the board of directors (“the Board”) on May 26, 2005. Following the appointment of Mr. Jervis as Chief Executive Officer on October 17, 2005, Sir John was appointed Chairman of the board. Sir John brings more than 30 years of banking and investing experience to the board. Since June 2002, Sir John has acted as a managing and founding member of Mercator Management LLC, a leading fund management company.

Zahir Dhanani was appointed director on August 17, 2009. Mr. Dhanani is currently the President & CEO of Bread Garden Franchising Inc., which operates a chain of restaurants in British Columbia and Australia. He has been with the Bread Garden since April 2004. Over the past 11 years Mr. Dhanani has also acted as a self-employed consultant providing financial consulting and advisory services to publicly traded companies listed on Canadian Stock Exchanges, including serving on the advisory board of a publicly traded company that has a gold project in Nevada.

Robert Naso was appointed director on August 17, 2009. Mr. Naso is currently the General Manager of Bread Garden Franchising Inc., he has been with Bread Garden since April of 2005. Prior to joining the Bread Garden he was employed in the construction, hospitality and security industries in a variety of management positions.

Wayne Smith has been the Chief Financial Officer since May 8, 2007, and the Chief Executive Officer since December 7, 2007. Prior to working for the Company, Mr. Smith worked for Visiphor Corporation as Chief Operating Officer and Chief Financial Officer from July 2003 through January 2007. Prior to that time, he served as Visiphor’s Chief Financial Officer from September 2002 to July 2003, and began with Visiphor in May 2002. Since 1997, Mr. Smith has also been a partner of TelePartners Consulting Inc., a consulting services company that provides management and financial consulting services. Mr. Smith holds a Chartered Accountant’s designation in Canada.

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

Audit Committee and Audit Committee Financial Expert

Our board of directors has established an audit committee that is comprised of Sir John Baring, Zahir Dhanani, and Robert Naso.

Our board of directors has determined that Zahir Dhanani qualifies as an “audit committee financial expert”, as defined by the rules of the SEC. Our board of directors has further determined that all members of the audit committee are “independent” as that term is defined in Rule 121 of the American Stock Exchange (“AMEX”) listing standards.

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

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended December 31, 2009 all such filing requirements applicable to our officers and directors were complied with.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth certain compensation information for:

  Teyfik Oezcan, our former chief executive officer,
  Wayne Smith, our chief executive officer and chief financial officer,
  Karen Engleson, our former chief financial officer and former corporate secretary,

One former executive officer of the Company earned total annual salary and bonus exceeding $100,000 during the fiscal year ended December 31, 2007.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awar ds ($)	Option Awards ($)	Non- Equity Incenti ve Plan Compe n-sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Teyfik Oezcan, former President and former Chief Executive Officer(1)	2009 2008 2007	Nil Nil $229,544(1)	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil $229,544
Wayne Smith, Chief Executive Officer and Chief Financial Officer(2)	2009 2008 2007	$84,426 $83,671 $26,707	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$84,426 $83,671 $26,707
Karen Engleson, Former Chief Financial Officer and former Corporate Secretary(3)	2009 2008 2007	Nil Nil $12,919	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil $12,919

(1)
Mr. Oezcan was appointed president and chief executive officer on December 20, 2006 and held this position until December 7, 2007. His contract called for an annual salary of 180,000 euro. The pro- rated amount he was paid for the period until December 7, 2007 was 168,164 euro ($229,544 USD).

(2)	Mr. Smith was appointed as our chief financial officer on May 8, 2007 and our chief executive officer on December 7, 2007.

(3)	Ms. Engleson was appointed as our corporate secretary in October 2005. She was also appointed as acting chief financial officer on March 14, 2007 and held this position until May 8, 2007.

Outstanding Equity Awards as of December 31, 2009

The following table summarizes the outstanding equity awards as of December 31, 2009 for each of our named executive officers:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Teyfik Oezcan	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Wayne Smith	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Karen Engleson	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

No share purchase options were granted to or exercised by our named executive officers during our fiscal year ended December 31, 2009.

Long-Term Incentive Plans

We do not have any long-term incentive plans, pension plans, or similar compensatory plans for our directors or executive officers.

Change of Control Agreements

We are not party to any change of control agreements with any of our directors or executive officers.

Compensation of Directors

The following table summarizes the compensation of our company’s directors for the year ended December 31, 2009:

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentiv e Plan Compen -sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Sir John Baring	$0	$0	$0	$0	$0	$0	$0
Ross Wilmot(2)	$0	$0	$0	$0	$0	$0	$0
Zahir Dhanani	$0	$0	$0	$0	$0	$0	$0
Robert Naso	$0	$0	$0	$0	$0	$0	$0

1)
Teyfik Oezcan, Wayne Smith and Karen Engleson are not included in this table as they are reported as officers or former officers of the Company and did not receive additional compensation for service as directors. The Company’s former standard compensation arrangement for directors consisted of $5,000 per month payable 50% in cash and 50% in shares. The Company has deferred all cash and share payments to directors until receipt of additional financing.

2)	Effective September 30, 2009, Mr. Ross Wilmot resigned as a director of the Company.

Outstanding Equity Awards as of December 31, 2009

The following table summarizes the outstanding equity awards as of December 31, 2009 for each of our directors:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Sir John Baring	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Ross Wilmot(2)	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Zahir Dhanani	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Robert Naso	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

1)
Teyfik Oezcan, Wayne Smith and Karen Engleson are not included in this table as they are reported as officers or former officers of the Company and did not receive additional compensation for service as directors.

2)	Effective September 30, 2009, Mr. Ross Wilmot resigned as a director of the Company.

No share purchase options were granted to or exercised by our directors during our fiscal year ended December 31, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as at March 31, 2010 by: (i) each of our directors, (ii) each of our executive officers, (iii) our executive officers and directors as a group, and (iv) each beneficial shareholder known to us to own more than 5% of our outstanding common stock. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Common Shares	Percentage of Common Shares(1)
Directors and Officers
Common Stock	Wayne Smith, CEO and CFO 11C-1015 Ironwork Passage Vancouver, BC V6H 3R4	Nil	Nil
Common Stock	Sir John Baring, director 328 Arcadia Drive Ancramdale, New York 12503	292,500	1.4%
Common Stock	Zahir Dhanani, director 145-925 W. Georgia St. Vancouver, B.C. V6C 3L2	Nil	Nil
Common Stock	Robert Naso, director 145-925 W. Georgia St. Vancouver, B.C. V6C 3L2	Nil	Nil
Common Stock	All Directors and Executive Officers as a Group (1person)	292,500	1.4%
5% Shareholders
Common Stock	N/A	N/A	N/A

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 31, 2010. The percentage calculations are based on the aggregate of 21,202,375 shares issued and outstanding as at March 31, 2010.

Change of Control

We are not aware of any arrangement that might result in a change in control in the future.

Equity Compensation Plan Information as at December 31, 2009

Plan Category	Number of securities to be issued upon exercise of outstanding options.	Exercise price	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	N/A	N/A	N/A
	N/A	N/A	N/A

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

Amounts Due to Related Parties

At December 31, 2009, amounts due to related parties included $63,600 owed by us to Ross Wilmot, a former director of the Company and $60,000 owed by us to Sir John Baring, a director of the Company. A former director of the Company was owed $12,500 by us. Wayne Smith, the Company’s CEO and CFO, was also owed $11,894. At December 31, 2009, $19,030 was owed to the former Chief Financial Officer and Corporate Secretary and $26,642 was owed to the former President / Chief Executive Officer. The Corporate Secretary of Arvana Networks Inc. was owed $13,995 at December 31, 2009. These amounts are unsecured, non-interest bearing and payable on demand.

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

The following table sets forth information regarding the amount billed to us by our independent auditor, Davidson & Company, LLP, for our fiscal years ended December 31, 2009 and 2008:

	Years ended December 31
	2009	2008
Audit Fees:	$20,000	$35,000
Audit Related Fees:	$8,250	$10,000
Tax Fees:	$Nil	$Nil
All Other Fees:	$Nil	$Nil
Total:	$28,250	$45,000

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

ITEM 15.	EXHIBITS

The following exhibits are included with this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Bylaws, as amended(1)
10.1	Agreement and Plan of Reorganization between the Company, Arvana Networks, Inc. and the Shareholders of Arvana Networks, Inc. dated August 18, 2005(2)
10.2	Investment Agreement dated October 6, 2005 between the Company, Arvana Networks, Inc., Arvana Participações S.A., Gloinfo 500 Soluções EM Telemática Ltda. and Paulo Messina(3)
10.3	Amendment to Investment Agreement signed October 6, 2005 and dated October 4, 2005 between the Company, Arvana Networks, Inc., Arvana Participações S.A., Gloinfo 500 Soluções EM Telemática Ltda. and Paulo Messina(3)
10.2	2006 Stock Option Plan, dated June 5, 20065(5)
10.5	Share Purchase Agreement dated August 9, 2006 among Brulex-Consultadoria Economica E Marketing Ltda, Turinco Inc. and Hallotel Deutschland GmbH(6)
10.6	Termination Agreement between Arvana Inc., Gloinfo 500 Soluções EM Telemática Ltda., Paulo Santos Messina and Lucia Sangiacomo Messina, Arvana Participações S.A., Arvana Comunicações do Brasil S. A. and Arvana Networks Inc. dated October 31, 2006. (7)
10.7	Regulation D Debt Conversion Agreement between Arvana Inc, Arvana Networks Inc, and IPH Horizon LLC, dated March 28, 2007(8)
10.8	Settlement and Share Purchase Agreement between Arvana Inc, Hallotel Deutschland GMBH, BCH Beheer B.V., and Teyfik Oezcan, dated December 7, 2007. (10)
10.9	Settlement and Share Repurchase Agreement between Arvana Inc and Brulex- Consultadoria Economica E Marketing Ltda, dated December 7, 2007. (10)
10.10	Sale and Purchase Agreement of BCH Beheer B.V between Arvana Inc and Nazleal S.A dated December 30, 2008. (11)
14.1	Code of Ethics (4)
16.1	Change in Registrant’s Certifying Accountant, dated May 8, 2007(9)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (12)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (12)

(1)	Previously filed with the SEC as an exhibit to the Company’s registration statement on Form 10- SB filed with the SEC on May 24, 2000.

(2)	Previously filed with the SEC as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2005.

(3)	Previously filed with the SEC as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2005.

(4)	Previously filed with the SEC as an exhibit to the Company’s Annual Report on Form 10-KSB filed with the SEC on March 31, 2006.

(5)	Previously filed with the SEC as an exhibit to the Company’s Quarterly Report on Form 8-K filed with the SEC on June 7, 2006.

(6)	Previously filed with the SEC as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2006.

(7)	Previously filed with the SEC as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2006.

(8)	Previously filed with the SEC as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2007.

(9)	Previously filed with the SEC as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2007.

(10)	Previously filed with the SEC as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2007.

(11)	Previously filed with the SEC as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on May 1, 2009.

(12)	Filed as an exhibit to this Annual Report on Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARVANA INC.

By:	/s/ Wayne Smith
Wayne Smith, Chief Executive Officer

Date:	April 8, 2010

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Wayne Smith
Wayne Smith, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	April 8, 2010

By:	/s/ Sir John Baring
Sir John Baring
Director

Date:	April 8, 2010

By:	/s/ Zahir Dhanani
Zahir Dhanani
Director

Date:	April 8, 2010

By:	/s/ Robert Naso
Robert Naso
Director

Date:	April 8, 2010