Form 10-Q
period 2010-03-31
ARVANA INC
filed 2010-04-30
CIK 1113313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to _______

Commission File Number: 000-30695

ARVANA INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	87-0618509
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

Suite 145, 925 West Georgia Street, Vancouver, BC, V6C 3L2
(Address of principal executive offices) (Zip Code)

866-824-7860
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
Yes [X]    No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the Issuer’s common stock, $0.001 par value per share, was 21,202,375 as of April 30, 2010.

 PART I

ARVANA INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2010

 Item 1.             Financial Statements

The following unaudited consolidated interim financial statements of Arvana Inc. are included in this Quarterly Report on Form 10-Q:

ARVANA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	March 31,	December 31,
	2010	2009

ASSETS

Current
Cash	$13,055	$534

	13,055	534

Long-term
Equipment (Note 3)	28	103

	$13,083	$637

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current
Accounts payable and accrued liabilities	$467,312	$449,159
Note payable	162,312	171,984
Amounts due to related parties (Note 4)	224,417	207,661
Loans Payable (Note 4)	711,197	713,087

	1,565,238	1,541,891

Stockholders' deficiency
Common stock (Note 5)
100,000,000 common shares authorized at $0.001 par value;
21,202,375 common shares issued and outstanding (December 31, 2009 - 21,202,375)	21,203	21,203
Additional paid-in capital	21,426,301	21,426,301
Deficit	(22,705,422)	(95,331)
Deficit accumulated during the development stage	(10,901)	(22,610,091)

	(1,268,819)	(1,257,918)
Less: Treasury stock - 3,541,700 common shares (December 31, 2009 - 3,541,700)	(283,336)	(283,336)

	(1,552,155)	(1,541,254)

	$13,083	$637

The accompanying notes are an integral part of these consolidated financial statements.

 ARVANA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

			Cumulative amounts
			from the beginning of
	For the three months ended		the development stage on
	March 31,		January 1, 2010 to
	2010	2009	March 31, 2010

Operating expenses
General and administrative	$(35,348)	$(28,002)	$(35,348)
Depreciation	(75)	(75)	(75)
Foreign exchange gain	24,522	31,318	24,522

Net income (loss) before income taxes	(10,901)	3,241	(10,901)

Income taxes	-	-	-

Net income (loss) and comprehensive income (loss) for the period	$(10,901)	$3,241	$(10,901)

Loss per share - basic and diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding	21,202,375	21,202,375

The accompanying notes are an integral part of these consolidated financial statements.

ARVANA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

			Cumulative amounts
			from the beginning of the
	For the three months ended		development stage on
	March 31,		January 1, 2010 to
	2010	2009	March 31, 2010

Cash flows from operating activities
Net gain (loss) for the period	$(10,901)	$3,241	$(10,901)

Items not involving cash:
Depreciation and amortization	75	75	75
Unrealized foreign exchange	(24,962)	(31,636)	(24,962)
Changes in non-cash working capital:
Accounts payable and accrued liabilities	18,779	21,153	18,779
Amounts due to related parties	14,766	7,135	14,766

Net cash used in operations	(2,243)	(32)	(2,243)

Cash flows from financing activities
Proceeds of loans payable	14,764	-	14,764

Net cash provided by financing activities	14,764	-	14,764

Increase (decrease) in cash	12,521	(32)	12,521

Cash , beginning of period	534	738	534

Cash, end of period	$13,055	$706	$13,055

Supplementary information
Interest paid	$-	$-	$-
Taxes paid	-	-	-

The accompanying notes are an integral part of these consolidated financial statements.

ARVANA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	Common Stock		Treasury Stock				Deficit
							Accumulated	Total
					Additional		during the	Stockholders'
					Paid-in		development	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	stage	(Deficiency)

From inception to December 31, 2009	21,202,375	$21,203	(3,541,700)	$(283,336)	$21,426,301	$(22,705,422)	$-	$(1,541,254)

Net operating loss for the three months ended March 31, 2010	-	-	-	-	-	-	(10,901)	(10,901)

Balance March 31, 2010	21,202,375	$21,203	(3,541,700)	$(283,336)	$21,426,301	$(22,705,422)	$(10,901)	$(1,552,155)

The accompanying notes are an integral part of these consolidated financial statements.

ARVANA INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2010 and 2009
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

These consolidated financial statements for the three month period ended March 31, 2010 include the accounts of the Company and its subsidiary Arvana Networks (including its wholly-owned subsidiaries Arvana Par and Arvana Comunicações do Brasil S. A. (“Arvana Com”). The Company has ceased all operations in its subsidiary companies, and has written-off or disposed of all assets in the subsidiary companies, consequently they are now all considered to be inactive subsidiaries.

These consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. For the three month period ended March 31, 2010, the Company incurred a loss from operations of $10,901. At March 31, 2010, the Company had a working capital deficiency of $1,552,183. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

2. Summary of Significant Accounting Policies

a) Basis of presentation

The Company is in the process of evaluating business opportunities and has entered a new development stage as of January 1, 2010 and presents its financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company’s fiscal year end is December 31. The accompanying consolidated interim financial statements of Arvana Inc. for the three month periods ended March 31, 2010 and 2009, and for the cumulative amounts from the beginning of the development stage on January 1, 2010, through March 31, 2010, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for financial information with the instructions to Form 10-Q and Regulation S-X. Although they are unaudited, in the opinion of management, they include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Results are not necessarily indicative of results which may be achieved in the future. The consolidated interim financial statements and notes appearing in this report should be read in conjunction with the Company’s consolidated audited financial statements and related notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission (the “SEC”) on April 12, 2010 (file no. 000-30695).

ARVANA INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2010 and 2009
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

3. Property and Equipment

At March 31, 2010:

		Accumulated	Net
	Cost	Amortization	Book Value

Equipment	$1,502	$1,474	$28

At December 31, 2009

		Accumulated	Net
	Cost	Amortization	Book Value

Equipment	$1,502	$1,399	$103

 4. Related Parties and Loans Payable

On February 20, 2007, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of 150,000 Euros ($202,890 USD). Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $39,474 has been recorded in accounts payable and accrued liabilities for the quarter ended March 31, 2010.

On June 1, 2007, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $35,000 CAD ($34,454 USD). Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $5,181 has been recorded in accounts payable and accrued liabilities for the quarter ended March 31, 2010.

On November 6, 2007, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of 75,000 Euros ($101,445 USD). Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $15,465 has been recorded in accounts payable and accrued liabilities for the quarter ended March 31, 2010.

ARVANA INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2010 and 2009
(expressed in US dollars)
(Unaudited)

 4. Related Parties and Loans Payable con’t

On March 26, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $50,000 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $6,048 has been recorded in accounts payable and accrued liabilities for the quarter ended March 31, 2010.

On March 26, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $5,000 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $605 has been recorded in accounts payable and accrued liabilities for the quarter ended March 31, 2010.

On March 31, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $50,000 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $6,008 has been recorded in accounts payable and accrued liabilities for the quarter ended March 31, 2010.

On April 7, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $50,000 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $5,950 has been recorded in accounts payable and accrued liabilities for the quarter ended March 31, 2010.

On April 9, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $45,000 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $5,340 has been recorded in accounts payable and accrued liabilities for the quarter ended March 31, 2010.

On June 26, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $3,000 CAD ($2,953 USD). Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $279 has been recorded in accounts payable and accrued liabilities for the quarter ended March 31, 2010.

On July 4, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $10,000 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $1,044 has been recorded in accounts payable and accrued liabilities for the quarter ended March 31, 2010.

On July 10, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $2,500 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $258 has been recorded in accounts payable and accrued liabilities for the quarter ended March 31, 2010.

On August 12, 2008, the Company received an unsecured, non-interest bearing loan from an unrelated party in the amount of $6,300 CAD. The Company repaid $2,000 CAD of this loan on October 16, 2008 and paid the remaining balance of $4,300 CAD on May 21, 2009.

On September 12, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $5,000 CAD ($4,922 USD). Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $413 has been recorded in accounts payable and accrued liabilities for the quarter ended March 31, 2010.

On October 16, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $2,000 CAD ($1,969 USD). Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $158 has been recorded in accounts payable and accrued liabilities for the quarter ended March 31, 2010.

On October 21, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $5,000 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $434 has been recorded in accounts payable and accrued liabilities for the quarter ended March 31, 2010.

On November 13, 2008, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $3,500 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $292 has been recorded in accounts payable and accrued liabilities for the quarter ended March 31, 2010.

ARVANA INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2010 and 2009
(expressed in US dollars)
(Unaudited)

 4. Related Parties and Loans Payable con’t

On April 24, 2009, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $25,000 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $1,400 has been recorded in accounts payable and accrued liabilities for the quarter ended March 31, 2010.

On May 8, 2009, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $40,000 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $2,148 has been recorded in accounts payable and accrued liabilities for the quarter ended March 31, 2010.

On May 20, 2009, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $60,000 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $3,106 has been recorded in accounts payable and accrued liabilities for the quarter ended March 31, 2010.

On November 17, 2009, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $1,800 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $40 has been recorded in accounts payable and accrued liabilities for the quarter ended March 31, 2010.

On January 15, 2010, the Company received an unsecured, 6% interest per annum loan from a shareholder of the Company in the amount of $2,300 CAD ($2,264 USD). Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $29 has been recorded in accounts payable and accrued liabilities for the quarter ended March 31, 2010.

On March 30, 2010, the Company received an unsecured, 6% interest per annum loan from an unrelated party in the amount of $12,500 USD. Repayment of the loan is due on closing of any future financing arrangement by the Company. Accrued interest of $4 has been recorded in accounts payable and accrued liabilities for the quarter ended March 31, 2010.

At March 31, 2010, the Company had amounts due to related parties in the amount of $224,417 (December 31, 2009 - $207,661). This amount includes $136,100 (December 31, 2009 - $136,100) payable to three directors for services rendered during 2007. This amount is to be paid part in cash and part in stock at a future date with the number of common shares determined by the fair value of the shares on the settlement date. The amounts owing bear no interest, are unsecured, and have no fixed terms of repayment.

For the three month period ended March 31, 2010, $14,349 (March 31, 2009 - $7,182) was incurred in general and administrative expenses by the Company for services rendered by the current Chief Executive Officer, Chief Financial Officer and Corporate Secretary of the Company. At March 31, 2010, $27,071 (December 31, 2009 - $11,894) was owed to the current Chief Executive Officer, Chief Financial Officer and Corporate Secretary of the Company. At March 31, 2010, $19,688 (December 31, 2009 - $19,030) was owed to the former Chief Financial Officer and Corporate Secretary and $27,563 (December 31, 2009 - $26,642) was owed to the former President / Chief Executive Officer. The Corporate Secretary of Arvana Networks Inc. was owed $13,995 at March 31, 2010 (December 31, 2009 - $13,995). The amounts owing bear no interest, are unsecured, and have no fixed terms of repayment.

5. Share Capital

(a) During the year ended December 31, 2008, 3,541,700 shares were returned to the Company to be cancelled as part of the Brulex Settlement Agreement entered into on December 7, 2007. These shares had not yet been cancelled at March 31, 2010 and have been recorded as treasury stock at a value of $283,336 until they are cancelled.

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

ARVANA INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2010 and 2009
(expressed in US dollars)
(Unaudited)

 5. Share Capital con’t

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

Stock option transactions and the number of share options outstanding are summarized as follows:

Weighted
Average
	Number	Exercise
	of Options	Price

Balance, December 31, 2009	-	-
Options granted	-	-
Options expired	-	-
Options exercised	-	-
Balance, March 31, 2010	-	$-

6. Segmented Information

The Company has no reportable segments. All of the Company’s equipment at March 31, 2010, and December 31, 2009, was located in North America.

7. Subsequent Events

Subsequent to March 31, 2010, the Company has received loans totaling $12,500. These loans are unsecured, payable on demand and bear interest at the rate of 6% per annum.

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

You should read the following discussion and analysis of our financial condition, results of operations and plan of operations together with the interim consolidated financial statements and notes to the interim consolidated financial statements included in this Quarterly Report, as well as our most recent annual report Form 10-K for the year ended December 31, 2009 and current reports on Form 8-K.

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

Overview

We are currently in the process of evaluating business opportunities and have entered a new development stage as of January 1, 2010. There can be no guarantee that we will be successful in identifying suitable business opportunities, or if we are able to identify suitable business opportunities, that we will be able to find an adequate source of financing to acquire any business or business assets, and commence operations, or that those operations, if commenced, will be successful in generating profits.

Our Plan of Operations

Our present plan of operations for the next twelve months is to identify and evaluate industries and business opportunities in order to find a suitable business to enter into.

We will not be able to pursue any new business opportunities without additional financing. Our board of directors and management are actively pursuing obtaining financing in order to maintain operations while we evaluate potential businesses. Since March 31, 2010 we have obtained loans totaling $12,500 to provide operating capital. We estimate that this provides sufficient cash to operate through June 30, 2010.

In order to maintain operations while we evaluate new businesses we anticipate that we will need additional funding of approximately $200,000 during 2010. We had cash in the amount of $13,055 and a working capital deficit of $1,552,183 as at March 31, 2010. If we are successful in identifying a new business opportunity we will require funding in order to pursue that opportunity. The amount of funding required will depend on the opportunity and is not determinable at this time.

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

c) Impairment of long-lived assets and long-lived assets to be disposed of:

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount and the fair value less costs to sell. We have reviewed our long-lived assets and have determined that no impairment charges were necessary for the period ended March 31, 2010.

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

Presentation of Financial Information

Our financial statements for the quarter ended March 31, 2010 include the accounts of:

  Arvana Networks;
  Arvana Par; and
  Arvana Com.

Results of Operations

Our operations for the three months ended March 31, 2010 and 2009 are summarized below.

	Three months ended March 31, 2010	Three months ended March 31, 2009
Operating Expenses:
General and Administration	$35,348	$28,002
Depreciation	$75	$75
Foreign exchange gain	($24,522)	($31,318)
Comprehensive (Gain) Loss for the Period	$10,901	($3,241)

Administration Expenses

Administrative expenses are comprised of costs associated with management compensation, office overhead including rent, legal fees, and consulting services. The increase in our administrative expenses for the three months ended March 31, 2010 compared to March 31, 2009 is due to period to period fluctuations in general and administrative expenses.

Net Loss for the Period

We incurred a net loss of $10,901 for the three months ended March 31, 2010 compared with a net gain of $3,241 in the three months ended March 31, 2009. Our net losses fluctuate significantly due to unrealized foreign exchange gains and losses incurred due to the level of our liabilities payable in foreign currencies. Future quarterly expenses are expected to be comparable to the current quarter until such time as a new business is entered into, net losses if any due to any new business cannot be estimated at this time.

Liquidity and Capital Resources

As at March 31, 2010, we had cash of $13,055 and a working capital deficit of $1,552,183. This compares to cash of $534 and working capital deficit of $1,541,357 as at December 31, 2009.

Cash Used in Operating Activities

We used cash in operations in the amount of $2,243 during the three months ended March 31, 2010, as compared to $32 during the three months ended March 31, 2009. Cash used in operations during the three months ended March 31, 2010 was attributable primarily to payments for administration expenses.

Cash Used in Investing Activities

We did not use cash in investing activities during the three months ended March 31, 2010 or the three months ended March 31, 2009.

Cash Flows from Financing Activities

The Company obtained cash in the amount of $14,764 from unsecured loans bearing 6% interest per annum during the three months ended March 31, 2010. In the three months ended March 31, 2009 the Company did not obtain cash from financing activities.

 Going Concern

For the three months ended March 31, 2010, the Company incurred a loss from operations of $10,901. At March 31, 2010, the Company had a working capital deficiency of $1,552,183. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operations. Our auditors stated in their report on our December 31, 2009 audited financial statements that they have substantial doubt we will be able to continue as a going concern.

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

Item 4.               Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2010 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the period ended March 31, 2010 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Changes in internal control over financial reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the period ended March 31, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

We did not complete any sales of securities without registration under the Securities Act of 1933 during our first quarter ended March 31, 2010.

Item 3.               Defaults Upon Senior Securities

None.

Item 4.               Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the three month period ended March 31, 2010.

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

ARVANA INC.

By:	/s/ Wayne Smith
Wayne Smith, Chief Executive Officer

Date:	April 30, 2010