Form 10-Q
period 2010-06-30
ARVANA INC
filed 2010-08-16
CIK 1113313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to _______________

000-30695
(Commission file number)

ARVANA INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0618509 (IRS Employer Identification No.)
Suite 888, 700 West Georgia Street, Vancouver, BC (Address of principal executive offices)	V7Y 1G5 (Zip Code)

866 824-7860
(Registrant’s telephone number, including area code)

Suite 145, 925 West Georgia Street, Vancouver, BC, V6C 3L2
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
Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐   No ☑ (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes þ   No ¨

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 9, 2010 there were 21,202,375 shares of common stock outstanding.

Item 1.       Financial Statements

Arvana Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(Expressed In US Dollars)

	June 30,	December 31,
	2010 (Unaudited)	2009
ASSETS
Current assets:
Cash	$1,404	$534
	1,404	534
Equipment, net (Note 3)	-	103

Total assets	$1,404	$637

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$450,746	$449,159
Note payable	147,480	171,984
Loans payable stockholders	668,754
Loans Payable (Note 4)	25,000	713,087
Amounts due to related parties (Note 4)	239,487	207,661
	1,531,467	1,541,891

Stockholders' deficiency
Common stock, $.001 par value100,000,000 authorized
21,202,375 common shares issued and outstanding at
June 30, 2010 and December 31, 2009 (Note 5)	21,203	21,203
Additional paid-in capital	21,426,301	21,426,301
Deficit	(22,705,422)	(95,331)
Deficit accumulated during the development stage	11,191	(22,610,091)
	(1,246,727)	(1,257,918)
Less: Treasury stock - 3,541,700 common shares June 30, 2010 and December 31, 2009	(283,336)	(283,336)
Total stockholders’ deficit	(1,530,063)	(1,541,254)

Total liabilities and deficit	$1,404	$637

The accompanying notes are an integral part of these consolidated financial statements.

Arvana Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statement of Operations
For the Three Months and Six Months Ended June 30,2010 and 2009
(Expressed in US Dollars)
(Unaudited)

					Cumulative
					Amounts from the
					Beginning of the
	Three Months Ended		Six Months Ended		Development Stage on
	June 30,		June 30,		January 1, 2010 to
	2010	2009	2010	2009	June 30, 2010
Operating expenses
General and administrative	$29,395	$35,338	$54,264	$62,905	$54,264
Depreciation	28	75	103	150	103
Total operating expenses	29,423	35,413	47,485	63,055	47,485

(Loss) from operations	(29,423)	(35,413)	(54,367)	(63,055)	(54,367)

Interest expense	(10,369)	(9,657)	(20,848)	(10,092)	(20,848)

Net (loss)	(39,792)	(45,070)	(75,215)	(73,147)	(75,215)

Other comprehensive income (loss):
Foreign exchange gain (loss)	61,884	(48,804)	86,406	(17,486)	86,406

Comprehensive income (loss)	$22,092	$(93,874)	$11,191	$(90,633)	$11,191

Per share information - basic and fully diluted:
Weighted average shares outstanding	21,202,375	21,202,375	21,202,375	21,202,375	21,202,375

Net (loss) per share	$0.00	$(0.00)	$0.00	$(0.00)	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

Arvana Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Expressed In US Dollars)
(Unaudited)

			Cumulative
			amounts from the beginning of the
	For the six months ended		development stage on
	June 30,		January 1, 2010 to
	2010	2009	June 30, 2010

Net cash used in operations	$(26,291)	$(66,605)	$(26,291)

Cash flows from financing activities
Proceeds of loans payable	27,161	125,000	27,161
Repayments of loans payable	-	(3,778)	-
Net cash provided by financing activities	27,161	121,222	27,161

Increase (decrease) in cash	870	54,617	870
Cash , beginning of period	534	738	534
Cash, end of period	$1,404	$55,355	$1,404

Supplementary information
Cash paid for interest	$-	$1,608
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Arvana Inc. and Subsidiaries
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
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

These consolidated financial statements for the six month period ended June 30, 2010 include the accounts of the Company and its subsidiary Arvana Networks (including its wholly-owned subsidiaries Arvana Par and Arvana Comunicações do Brasil S. A. (“Arvana Com”). The Company has ceased all operations in its subsidiary companies, and has written-off or disposed of all assets in the subsidiary companies, consequently they are now all considered to be inactive subsidiaries.

These consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. For the six month period ended June 30, 2010, the Company incurred a net loss of $75,215. At June 30, 2010, the Company had a working capital deficiency of $1,530,063. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

2.           Summary of Significant Accounting Policies

Basis of presentation

The Company is in the process of evaluating business opportunities and has entered a new development stage as of January 1, 2010 and presents its financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company’s fiscal year end is December 31. The accompanying consolidated interim financial statements of Arvana Inc. for the six month periods ended June 30, 2010 and 2009, and for the cumulative amounts from the beginning of the development stage on January 1, 2010, through June 30, 2010, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for financial information with the instructions to Form 10-Q and Regulation S-X. Although they are unaudited, in the opinion of management, they include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Results are not necessarily indicative of results which may be achieved in the future. The consolidated interim financial statements and notes appearing in this report should be read in conjunction with the Company’s consolidated audited financial statements and related notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission (the “SEC”) on April 12, 2010.

Arvana Inc. and Subsidiaries
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Recent accounting pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification (“the “Codification”, “ASC”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts our financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of our financial statements or disclosures as a result of implementing the Codification.

As a result of our implementation of the Codification during fiscal 2009, previous references to new accounting standards and literature are no longer applicable.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

3.           Equipment

	June 30, 2010	December 31, 2009
Office equipment	$1,502	$1,502
Accumulated depreciation	(1,502)	(1,399)
Total	$-	$103

4.           Amounts Due to Related Parties and Loans Payable to Shareholders

From February, 2007 until June 30, 2010 the Company received a number of loans from shareholders.  All of the loans bear interest at 6% per annum.  The loans were made in 3 different currencies, Euros, Canadian Dollars and US Dollars.  All amount reflected on these financial statement are expressed in US Dollars.  Repayment of the loans is due on closing of any future financing arrangement by the Company.  The balance of accrued interest of $104,045 and $83,197 is included in accounts payable and accrued expenses at June 30, 2010 and December 31, 2009, respectively.  Interest expense recognized on these loans was $10,031 and $20,506 for the three and six months ended June 30, 2010, respectively.  The Company believes these loans to be arm’s length.

At June 30, 2010 and December 31, 2009, the Company had amounts due to related parties of $239,487 and $207,661, respectively.  This amount includes $136,100 at June 30, 2010 and December 31, 2009, payable to three directors for services rendered during 2007. This amount is to be paid part in cash and part in stock at a future date with the number of common shares determined by the fair value of the shares on the settlement date. The amounts owing bear no interest, are unsecured, and have no fixed terms of repayment.

Arvana Inc. and Subsidiaries
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

5.           Share Capital

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

At June 30, 2010 and December 31, 2009, there were no stock options outstanding.  No options were granted, exercised or expired during the three and six months ended June 30, 2010

6.           Segmented Information

The Company has no reportable segments. All of the Company’s equipment at June 30, 2010, and December 31, 2009, was located in North America.

7.           Subsequent Events

Subsequent to June 30, 2010, the Company has received loans totaling $4,000. These loans are unsecured, payable on demand and bear interest at the rate of 6% per annum.

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

Forward-Looking Statements

The information in this Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding our planned business, availability of funds, government regulations, common share prices, operating costs, capital costs, our ability to deploy our planned business and generate revenues and other factors. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. These statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors they believe are appropriate in the circumstances. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

We will not be able to pursue any new business opportunities without additional financing. Our board of directors and management are actively pursuing obtaining financing in order to maintain operations while we evaluate potential businesses. Since June 30, 2010 we have obtained loans totaling $4,000 to provide operating capital. We estimate that this provides sufficient cash to operate through September 30, 2010.

In order to maintain operations while we evaluate new businesses we anticipate that we will need additional funding of approximately $200,000 during 2010. We had cash in the amount of $1,404 and a working capital deficit of $1,530,063 as at June 30, 2010. If we are successful in identifying a new business opportunity we will require funding in order to pursue that opportunity. The amount of funding required will depend on the opportunity and is not determinable at this time.

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

c) Impairment of long-lived assets and long-lived assets to be disposed of:

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount and the fair value less costs to sell. We have reviewed our long-lived assets and have determined that no impairment charges were necessary for the period ended June 30, 2010.

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

Presentation of Financial Information

Our financial statements for the quarter ended June 30, 2010 include the accounts of:

•	Arvana Networks;

•	Arvana Par; and

•	Arvana Com;

Results of Operations

Our operations for the six months ended June 30, 2010 and 2009 are summarized below.

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009
Expenses:
General and administrative	$29,395	$35,338	$54,264	$62,905
Depreciation	$28	$75	$103	$150
Interest	$10,369	$9,657	$20,848	$10,092
Foreign exchange (gain) loss	($61,884)	$48,804	($86,406)	$17,486
Comprehensive (Gain) Loss for the Period	($22,092)	$93,874	($11,191)	$90,633

Administrative Expenses

Administrative expenses are comprised of costs associated with management compensation, office overhead including rent, legal fees, and consulting services. The changes in our administrative expenses for the three and six months ended June 30, 2010 compared to June 30, 2009 are due to period to period fluctuations in general and administrative expenses.

Comprehensive Income (Loss) for the Period

We had comprehensive income for the three and six months ended June 30, 2010 of $22,092 and $11,191 compared with comprehensive losses of $93,874 and $90,633 for the three and six months ended June 30, 2009. Our comprehensive income and loss fluctuate significantly due to unrealized foreign exchange gains and losses incurred due to the level of our liabilities payable in foreign currencies. Future quarterly expenses are expected to be comparable to the current quarter until such time as a new business is entered into, net losses if any due to any new business cannot be estimated at this time.

Liquidity and Capital Resources

As at June 30, 2010, we had cash of $1,404 and a working capital deficit of $1,530,063. This compares to cash of $534 and working capital deficit of $1,541,357 as at December 31, 2009.

Cash Used in Operating Activities

We used cash in operations in the amount of $26,291 during the six months ended June 30, 2010, as compared to $66,605 during the six months ended June 30, 2009. Cash used in operations during the six months ended June 30, 2010 was attributable primarily to payments for administrative expenses.

Cash Used in Investing Activities

We did not use cash in investing activities during the six months ended June 30, 2010 or the six months ended June 30, 2009.

Cash Flows from Financing Activities

The Company obtained $27,161 from unsecured loans bearing 6% interest per annum during the six months ended June 30, 2010. In the six months ended June 30, 2009 the Company obtained $125,000 from unsecured loans bearing 6% interest per annum and made a loan repayment in the amount of $3,778.

Going Concern

For the six months ended June 30, 2010, the Company had a net loss of $75,215. At June 30, 2010, the Company had a working capital deficiency of $1,530,063. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operations. Our auditors stated in their report on our December 31, 2009 audited financial statements that they have substantial doubt we will be able to continue as a going concern.

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

Item 4.      Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2010 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the period ended June 30, 2010 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Changes in internal control over financial reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the period ended June 30, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

We did not complete any sales of securities without registration under the Securities Act of 1933 during the six month period ended June 30, 2010.

Item 3.          Defaults Upon Senior Securities

None.

Item 4.          (Removed and Reserved)

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

ARVANA INC.

By:	/s/ Zahir Dhanani
Zahir Dhanani, Chief Executive Officer

Date:	August 13, 2010

By:	/s/ Arnold Tinter
Arnold Tinter, Chief Financial Officer

Date:	August 13, 2010