Form 10-Q
period 2010-09-30
ARVANA INC
filed 2010-11-12
CIK 1113313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

604 568-4424
(Registrant’s telephone number, including area code)

Not applicable
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
Yes ☑   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 2, 2010 there were 1,060,119 shares of common stock outstanding.

Item 1.                      Financial Statements

Arvana Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(Expressed In US Dollars)

	September 30,	December 31,
	2010 (Unaudited)	2009
ASSETS
Current assets:
Cash	$4,821	$534
	4,821	534
Equipment, net (Note 3)	-	103

Total assets	$4,821	$637

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$482,474	$449,159
Note payable	163,212	171,984
Loans payable stockholders (Note 4)	707,789	713,087
Loans payable (Note 4)	25,000	-
Amounts due to related parties (Note 4)	252,328	207,661
	1,630,803	1,541,891

Stockholders' deficiency
Common stock, $.001 par value 5,000,000 shares authorized
1,060,119 shares issued and outstanding at
September 30, 2010 and at December 31, 2009 (Note 5)	1,060	21,203
Additional paid-in capital	21,446,444	21,426,301
Deficit	(22,705,422)	(95,331)
Deficit accumulated during the development stage	(84,728)	(22,610,091)
	(1,342,646)	(1,257,918)
Less: Treasury stock - 177,085 common shares at September 30, 2010 and at December 31, 2009	(283,336)	(283,336)
Total stockholders’ deficit	(1,625,982)	(1,541,254)

Total liabilities and deficit	$4,821	$637

The accompanying notes are an integral part of these consolidated financial statements.

Arvana Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statement of Operations
For the Three Months and Nine Months Ended September 30, 2010 and 2009
(Expressed in US Dollars)
(Unaudited)

					Cumulative
					Amounts from the
					Beginning of the
	Three Months Ended		Nine Months Ended		Development Stage on
	September 30,		September 30,		January 1, 2010 to
	2010	2009	2010	2009	September 30, 2010
Operating expenses
General and administrative	$20,626	$36,793	$74,890	$89,365	$74,890
Depreciation	-	75	103	225	103
Total operating expenses	20,626	36,868	74,993	89,590	74,993

Loss from operations	(20,626)	(36,868)	(74,993)	(89,590)	(74,993)

Interest expense	(10,946)	(10,758)	(31,794)	(31,184)	(31,794)

Net loss	(31,572)	(47,626)	(106,787)	(120,774)	(106,787)

Other comprehensive income (loss):
Foreign exchange gain (loss)	(64,347)	(43,410)	22,059	(60,895)	22,059

Comprehensive loss	$(95,919)	$(91,036)	$(84,728)	$(181,669)	$(84,728)

Per share information - basic and fully diluted:
Weighted average shares outstanding	20,983,437	21,202,375	21,128,594	21,202,375	21,128,594

Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

Arvana Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Expressed In US Dollars)
(Unaudited)

			Cumulative
			amounts from the beginning of the
	For the nine months ended		development stage on
	September 30,		January 1, 2010 to
	2010	2009	September 30, 2010

Cash flows from operating activities
Net loss for the period	$(84,728)	$(181,669)	$(84,728)

Items not involving cash:
Depreciation and amortization	103	225	103
Unrealized foreign exchange	(23,684)	55,686	(23,684)
Changes in non-cash working capital:
Accounts payable and accrued liabilities	33,921	14,891	33,921
Amounts due to related parties	43,439	(5,604)	43,439
Net cash used in operations	(30,949)	(116,471)	(30,949)

Cash flows from financing activities
Proceeds of loans payable	35,236	125,000	35,236
Repayments of loans payable	-	(3,778)	-
Net cash provided by financing activities	35,236	121,222	35,236

Increase in cash	4,287	4,751	4,287
Cash , beginning of period	534	738	534
Cash, end of period	$4,821	$5,489	$4,821

Supplementary information
Cash paid for interest	$-	$1,608
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Arvana Inc. and Subsidiaries
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

1.           Nature of Business and Ability to Continue as a Going Concern

Arvana Inc. (the “Company”) was incorporated under the laws of the State of Nevada as Turinco, Inc. on September 16, 1977, with authorized common stock of 2,500 shares with a par value of $0.25. On October 16, 1998, the authorized capital stock was increased to 100,000,000 shares with a par value of $0.001. On July 24, 2006, the shareholders approved a change of the Company’s name from Turinco, Inc. to Arvana Inc. On September 30, 2010 the authorized capital stock was decreased to 5,000,000 common shares with a par value of $0.001.

In 1998, the Company completed a common stock split of eight shares for each outstanding share. In 2005, the Company completed another common stock split of nine shares for each outstanding share. On September 30, 2010, the Company completed a common stock reverse split of one share for each twenty shares outstanding. These consolidated financial statements have been prepared showing after stock reverse split shares with a par value of $0.001.

These consolidated financial statements for the nine month period ended September 30, 2010 include the accounts of the Company and its subsidiary Arvana Networks (including its wholly-owned subsidiaries Arvana Par and Arvana Comunicações do Brasil S. A. (“Arvana Com”). The Company has ceased all operations in its subsidiary companies and has written-off or disposed of all assets in the subsidiary companies.  Consequently they are now all considered to be inactive subsidiaries. As a result, the Company has entered into a new development stage as of January 1, 2010.

These consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. For the nine month period ended September 30, 2010, the Company incurred a loss from operations of $84,728. At September 30, 2010, the Company had a working capital deficiency of $1,625,982. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

2.           Summary of Significant Accounting Policies

Basis of presentation

The Company is in the process of evaluating business opportunities and has entered a new development stage as of January 1, 2010 and presents its financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company’s fiscal year end is December 31. The accompanying consolidated interim financial statements of Arvana Inc. for the nine month periods ended September 30, 2010 and 2009, and for the cumulative amounts from the beginning of the development stage on January 1, 2010, through September 30, 2010, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for financial information with the instructions to Form 10-Q and Regulation S-X. Although they are unaudited, in the opinion of management, they include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Results are not necessarily indicative of results which may be achieved in the future. The consolidated interim financial statements and notes appearing in this report should be read in conjunction with the Company’s consolidated audited financial statements and related notes thereto, together with Management’s Discussion and Analysis of Financial Condition

Arvana Inc. and Subsidiaries
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission (the “SEC”) on April 12, 2010.

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

Recent accounting pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification (the “Codification”, “ASC”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the SEC, have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts our financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of our financial statements or disclosures as a result of implementing the Codification.

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

3.           Equipment

	September 30, 2010	December 31, 2009
Office equipment	$1,502	$1,502
Accumulated depreciation	(1,502)	(1,399)
Total	$-	$103

4.           Amounts Due to Related Parties and Loans Payable to Stockholders

From February, 2007 until September 30, 2010 the Company received a number of loans from shareholders and loans from an unrelated third party.  As of September 30, 2010 the Company had received loans of $707,789 (December 31, 2009 - $713,087) from shareholders and loans of $25,000 (December 31, 2009 - $0) from an unrelated third party. All of the loans bear interest at 6% per annum.  The loans were made in 3 different currencies, Euros, Canadian Dollars and US Dollars.  All amount reflected on these financial statement are expressed in US Dollars.  Repayment of the loans is due on closing of any future financing arrangement by the Company.  The balance of accrued interest of $112,847 and $83,051 is included in accounts payable and accrued expenses at September 30, 2010 and December 31, 2009, respectively.  Interest expense recognized on these loans was $10,946 and $31,794 for the three and nine months ended September 30, 2010, respectively compared to $10,758 and $31,184 for the three and nine months ended September 30, 2009, respectively.  The Company believes these loans to be arm’s length.

Arvana Inc. and Subsidiaries
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

At September 30, 2010 and December 31, 2009, the Company had amounts due to related parties of $252,328 and $207,661, respectively.  These amounts include $136,100 at September 30, 2010 and December 31, 2009, payable to three directors for services rendered during 2007. This amount is to be paid part in cash and part in stock at a future date with the number of common shares determined by the fair value of the shares on the settlement date. The amounts owing bear no interest, are unsecured, and have no fixed terms of repayment.

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

At September 30, 2010 and December 31, 2009, there were no stock options outstanding.  No options were granted, exercised or expired during the three and nine months ended September 30, 2010.

On September 30, 2010, the Company completed a common stock reverse split of one share for each twenty shares outstanding. These consolidated financial statements have been prepared showing after stock reverse split shares with a par value of $0.001.

6.           Segmented Information

The Company has no reportable segments. All of the Company’s equipment at September 30, 2010, and December 31, 2009, was located in North America.

7.           Subsequent Events

The Company has evaluated all activity and concluded that no subsequent events have occurred that would require recognition in these financial statements or disclosed in the notes to the financial statements.

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

In order to maintain operations while we evaluate new businesses we anticipate that we will need additional funding of approximately $100,000 during 2010. We had cash in the amount of $4,821 and a working capital deficit of $1,625,982 as at September 30, 2010. If we are successful in identifying a new business opportunity we will require funding in order to pursue that opportunity. The amount of funding required will depend on the opportunity and is not determinable at this time.

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

c) Stock-based compensation

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

Presentation of Financial Information

Our financial statements for the quarter ended September 30, 2010 include the accounts of:

•	Arvana Networks;
•	Arvana Par; and
•	Arvana Com;

Results of Operations

Our operations for the nine months ended September 30, 2010 and 2009 are summarized below.

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Expenses:
General and administration	$20,626	$36,793	$74,891	$89,365
Depreciation	$0	$75	$103	$225
Interest	10,946	10,758	31,794	31,184
Foreign exchange (gain) loss	$64,347	$43,410	($20,060)	$60,895
Comprehensive (Gain) Loss for the Period	$95,919	$91,036	$84,728	$181,669

Administration Expenses

Administrative expenses are comprised of costs associated with management compensation, office overhead including rent, legal fees, and consulting services. The changes in our administrative expenses for the three and nine months ended September 30, 2010 compared to September 30, 2009 are due to period fluctuations in general and administrative expenses.

Comprehensive Income (Loss) for the Period

We had a comprehensive loss for the three and nine months ended September 30, 2010 of $95,919 and $84,728 compared with comprehensive losses of $91,036 and $181,669 for the three and nine months ended September 30, 2009. Our comprehensive income and loss fluctuate significantly due to unrealized foreign exchange gains and losses incurred due to the level of our liabilities payable in foreign currencies. Future quarterly expenses are expected to be comparable to the current quarter until such time as a new business is entered into, net losses if any due to any new business cannot be estimated at this time.

Liquidity and Capital Resources

As at September 30, 2010, we had cash of $4,821 and a working capital deficit of $1,625,982. This compares to cash of $534 and working capital deficit of $1,541,357 as at December 31, 2009.

Cash Used in Operating Activities

We used cash in operations in the amount of $30,949 during the nine months ended September 30, 2010, as compared to $116,471 during the nine months ended September 30, 2009. Cash used in operations during the nine months ended September 30, 2010 was attributable primarily to payments for administration expenses.

Cash Used in Investing Activities

We did not use cash in investing activities during the nine months ended September 30, 2010 or the nine months ended September 30, 2009.

Cash Flows from Financing Activities

The Company obtained $35,236 from unsecured loans bearing 6% interest per annum during the nine months ended September 30, 2010. In the nine months ended September 30, 2009 the Company obtained $125,000 from unsecured loans bearing 6% interest per annum and made a loan repayment in the amount of $3,778.

Going Concern

For the nine months ended September 30, 2010, the Company had a comprehensive loss of $84,728. At September 30, 2010, the Company had a working capital deficiency of $1,625,982. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operations. Our auditors stated in their report on our December 31, 2009 audited financial statements that they have substantial doubt we will be able to continue as a going concern.

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

Item 3.               Quantitative and Qualitative Disclosure About Market Risk

Not required for smaller reporting companies.

Item 4.               Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2010 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the period ended September 30, 2010 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Changes in internal control over financial reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the period ended September 30, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

 PART II

Item 1.               Legal Proceedings.

None

Item 1A.             Risk Factors

Not required.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.               Defaults Upon Senior Securities

None.

Item 4.               (Removed and Reserved)

Item 5.               Other Information

None.

Item 6.               Exhibits

The following exhibits are included with this Quarterly Report on Form 10-Q:

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Reorganization between the Company, Arvana Networks, Inc. and the Shareholders of Arvana Networks, Inc. dated August 18, 2005(1)
3.1	Articles of Incorporation(2)
3.2	Bylaws, as amended(2)
3.3	Amendment to Articles of Incorporation(3)
10.1	2006 Stock Option Plan, dated June 5, 2006(4)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act(5)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act(5)
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(5)
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(5)

(1)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2005.

(2)	Incorporated by reference to the exhibits to the Company’s registration statement on Form 10-SB filed with the SEC on May 24, 2000.

(3)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2010.

(4)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2006.

(5)	Filed as an exhibit to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARVANA INC.

By:	/s/ Zahir Dhanani
Zahir Dhanani, Chief Executive Officer

Date:	November 12, 2010

By:	/s/ Arnold Tinter
Arnold Tinter, Chief Financial Officer

Date:	November 12, 2010

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Reorganization between the Company, Arvana Networks, Inc. and the Shareholders of Arvana Networks, Inc. dated August 18, 2005(1)
3.1	Articles of Incorporation(2)
3.2	Bylaws, as amended(2)
3.3	Amendment to Articles of Incorporation(3)
10.1	2006 Stock Option Plan, dated June 5, 2006(4)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act(5)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act(5)
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(5)
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(5)

(1)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2005.

(2)	Incorporated by reference to the exhibits to the Company’s registration statement on Form 10-SB filed with the SEC on May 24, 2000.

(3)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2010.

(4)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2006.

(5)	Filed as an exhibit to this Quarterly Report on Form 10-Q.