Form 10-K
period 2010-12-31
ARVANA INC
filed 2011-04-06
CIK 1113313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 0-30695

ARVANA INC.
(Exact name of registrant as specified in its charter)

NEVADA	87-0618509
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

90 Madison Street, Suite 701, Denver, CO 80206
(Address of principal executive offices) (Zip Code)

(formerly Suite 145, 925 West Georgia Street, Vancouver, BC V6C 3L2

303 329-3008
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

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
Yes ☐ No ☐ (not required)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

The aggregate market value of the common stock held by nonaffiliates of the registrant (1,045,505 shares) based on the $0.32 closing price of the registrant's common stock as reported on the OTCBB on June 30, 2010, was approximately $334,562. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 31, 2011, there were 1,060,130 outstanding shares of the registrant's common stock.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

FORWARD-LOOKING STATEMENTS

The information in this Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding our planned business, availability of funds, government regulations, common share prices, operating costs, capital costs, our ability to deploy our planned business and generate revenues and other factors. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. These statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors they believe are appropriate in the circumstances. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Overview

We entered into a new development stage as of January 1, 2010. We are currently in the process of evaluating business opportunities in order to determine the focus of our future business opportunities. There can be no guarantee that we will be successful in identifying suitable business opportunities, or if we are able to identify suitable business opportunities, that we will be able to find an adequate source of financing to acquire any business or business assets, and commence operations, or that those operations, if commenced, will be successful in generating profits.

Corporate Organization

We were incorporated under the laws of the State of Nevada on June 16, 1977. Our authorized capital is comprised of 5,000,000 shares of common stock, par value of $0.001.

Subsidiaries

We have the following wholly-owned inactive subsidiaries:

1.	Arvana Networks Inc., a company incorporated in Barbados in January 2005 (“Arvana Networks”).

2.	Arvana Participações S.A., a company incorporated in Brazil in April 2005 (“Arvana Par”), and its subsidiary, Arvana Comunicações. S.A. (“Arvana Com”), both subsidiaries of Arvana Networks.

Our Plan of Operations

We entered into a new development stage as of January 1, 2010 and our present plan of operations for the next twelve months is to identify and evaluate industries and business opportunities in order to find a suitable business to enter into.

We will not be able to pursue any new business opportunities without additional financing. Our board of directors and management are actively pursuing financing in order to maintain operations while we evaluate potential businesses. Since December 31, 2010 we have obtained loans totaling $10,000 to provide operating capital. We estimate that this provides sufficient cash to operate through June 30, 2011.

In order to maintain operations while we evaluate new businesses we anticipate that we will need additional funding of approximately $200,000 during 2011. We had cash in the amount of $2,074 and a working capital deficit of $1,667,682 as at December 31, 2010. If we are successful in identifying a new business opportunity we will require funding in order to pursue that opportunity. The amount of funding required will depend on the opportunity and is not determinable at this time.

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

Management Team

Zahir Dhanani was appointed director on August 17, 2009 and Chief Executive Officer on July 27, 2010. Mr. Dhanani is currently the President & CEO of Bread Garden Franchising Inc., which operates a chain of restaurants in British Columbia and Australia. He has been with the Bread Garden since April 2004. Over the past 12 years Mr. Dhanani has also acted as a self-employed consultant providing financial consulting and advisory services to publicly traded companies listed on Canadian Stock Exchanges, including serving on the advisory board of a publicly traded company that has a gold project in Nevada.

Arnold Tinter was appointed director and Chief Financial Officer on July 27, 2010. Mr. Tinter founded Corporate Finance Group, Inc., a consulting firm located in Denver, Colorado, in 1992, and is its President. Corporate Finance Group, Inc., is involved in financial consulting in the areas of strategic planning, mergers and acquisitions and capital formation.  He has provided CFO services to Spicy Pickle Franchising, Inc., of Denver, Colorado, from 2006 to October 2010, where his responsibilities included oversight of all accounting functions including SEC reporting, strategic planning and capital formation.  From April 2010 to the present he provides CFO services to Agrisolar Solutions, Inc., where his responsibilities included oversight of all accounting functions including SEC reporting, strategic planning and capital formation   From May 2001 to May 2003, he served as Chief Financial Officer of Bayview Technology Group, LLC, a privately held company that manufactured and distributed energy-efficient products. From May 2003 to October 2004, he served as that company’s Chief Executive Officer. Prior to 1990 Mr. Tinter was Chief Executive Officer of Source Venture Capital, a holding company with investments in the gaming, printing, retail industries. Mr. Tinter received a B.S. degree in Accounting in 1967 from C.W. Post College, Long Island University, and is licensed as a Certified Public Accountant in Colorado and New York.

ITEM 1A.	RISK FACTORS.

Not required for smaller reporting companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not required for smaller reporting companies.

ITEM 2.	PROPERTIES.

We use the office space of our Chief Financial Officer, Arnold Tinter, as our offices.  The imputed value of this space is nominal.

ITEM 3.	LEGAL PROCEEDINGS.

We currently are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.	(Removed and Reserved)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common shares were quoted on the OTC Bulletin Board from April 6, 2009 to February 23, 2011, and are currently quoted on the OTCQB under the symbol AVNI and on the Frankfurt Stock Exchange under the symbol T5U.F. The following table indicates the high and low bid prices of our common shares during the periods indicated:

OTCBB:

QUARTER	HIGH BID	LOW BID
ENDED

December 31, 2010	$1.00	$0.20
September 30, 2010	$0.90	$0.33
June 30, 2010	$0.50	$0.32
March 31, 2010	$0.60	$0.20
December 31, 2009	$0.80	$0.00
September 30, 2009	$0.40	$0.20
June 30, 2009	$0.20	$0.00
March 31, 2009	$0.20	$0.00

FRANKFURT (in Euros):

QUARTER	HIGH BID	LOW BID
ENDED

December 31, 2010	€0.64	€0.11
September 30, 2010	€0.59	€0.11
June 30, 2010	€0.35	€0.02
March 31, 2010	€0.79	€0.02
December 31, 2009	€0.02	€0.02
September 30, 2009	€0.02	€0.02
June 30, 2009	€0.02	€0.02
March 31, 2009	€0.02	€0.02

The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders of Common Stock

As at March 31, 2011, we had 1,060,130 shares of common stock issued and outstanding and there were 55 registered holders based on the records of the Company’s transfer agent. The registered holders do not include beneficial owners of the Company's common shares whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

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

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2010, there were no sales of securities.

Small Business Issuer Purchases of Equity Securities

During the quarter ended December 31, 2010, there were no purchases of equity securities effected by the Company or any affiliated purchasers.

ITEM 6.	SELECTED FINANCIAL DATA.

Not required for smaller reporting companies.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition, changes in financial condition and results of operations for the year ended December 31, 2010 should be read in conjunction with our audited consolidated financial statements and related notes for the year ended December 31, 2010.

Presentation of Financial Information

Our financial statements for the year ended December 31, 2010 include the accounts of:

•	Arvana Networks;
•	Arvana Par;
•	Arvana Com;

Basis of Presentation

We are currently in the development stage and present our financial statements in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205, “Presentation”.

Our financial statements include the accounts of the Company, its wholly-owned inactive subsidiaries Arvana Networks, Arvana Par, and Arvana Com. All significant inter-company transactions and balances have been eliminated.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value measurements,” which amends ASC 820, “Fair Value Measures and Disclosures.” ASU 2010-06 requires disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements. The changes to the ASC as a result of this update are effective for annual and interim reporting periods beginning after December 15, 2009, except for requirements related to Level 3 disclosures, which are effective for annual and interim reporting periods beginning after December 15, 2010. This guidance requires new disclosures only, and had no impact on our financial statements. In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855).” This update provides amendments to Subtopic 855-10-50-4 and related guidance within U.S. GAAP to clarify that an SEC registrant is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements. The Company has adopted this standard and it had no impact on our financial statements.

In December 2010, the FASB issued ASU 2010-29, which contains updated accounting guidance to clarify the acquisition date that should be used for reporting pro forma financial information when comparative financial statements are issued. This update requires that a company should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This update also requires disclosure of the nature and amount of material, nonrecurring pro forma adjustments. The provisions of this update, which are to be applied prospectively, are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The impact of this update on the Company’s financial statements will depend on the size and nature of future business combinations.

Results of Operations

References in the discussion below to 2010 are to our fiscal year ended December 31, 2010. Similarly, references to 2009 are to our fiscal year ended December 31, 2009. References to 2011 are to our current fiscal year that will end December 31, 2011.

Our operations for the years ended December 31, 2010 and 2009 are summarized below.

	2010	2009
Operating Expenses:
General and Administration	$103,388	$148,153
Depreciation	$103	$300
Loss from operations	$103,491	$148,453
Interest expense	$42,751	$41,866
Foreign exchange (gain) loss	$(19,814)	$53,604
Comprehensive Loss for the Period	$126,428	$243,923

Administration Expenses

Administrative expenses are comprised of costs associated with management compensation, office overhead including rent, legal fees, and consulting services. The changes in our administrative expenses for the years ended December 31, 2010 compared to December 31, 2009 are due to period fluctuations in general and administrative expenses.

Comprehensive Loss for the Period

We had a comprehensive loss for the year ended December 31, 2010 of $126,428 compared with a comprehensive loss of $243,923 for the year ended December 31, 2009. Our comprehensive income and loss fluctuate significantly due to unrealized foreign exchange gains and losses incurred due to the level of our liabilities payable in foreign currencies. Future quarterly expenses are expected to be comparable to the current quarter until such time as a new business is entered into, net losses if any due to any new business cannot be estimated at this time.

Liquidity and Capital Resources

As at December 31, 2010, we had cash of $2,074 and a working capital deficit of $1,667,682. This compares to cash of $534 and working capital deficit of $1,541,357 as at December 31, 2009.

Plan of Operations

We entered into a new development stage as of January 1, 2010 and our present plan of operations for the next twelve months is to identify and evaluate industries and business opportunities in order to find a suitable business to enter into.

We will not be able to pursue any new business opportunities without additional financing. Our board of directors and management are actively pursuing financing in order to maintain operations while we evaluate potential businesses. Since December 31, 2010 we have obtained loans totaling $10,000 to provide operating capital.  We estimate that this provides sufficient cash to operate through June 30, 2011.

In order to maintain operations while we evaluate new businesses we anticipate that we will need additional funding of approximately $200,000 during 2011. We had cash in the amount of $2,074 and a working capital deficit of $1,667,682 as at December 31, 2010. If we are successful in identifying a new business opportunity we will require funding in order to pursue that opportunity. The amount of funding required will depend on the opportunity and is not determinable at this time.

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

Cash Used in Operating Activities

We used cash in operations in the amount of $33,773 during fiscal 2010, as compared to $123,226 during fiscal 2009. Cash used in operations during the year ended December 31, 2010 was attributable primarily to payments for administrative expenses.

Cash Used in Investing Activities

We did not use cash in investing activities during the year ended December 31, 2010 or 2009.

Cash Flows from Financing Activities

The Company obtained $35,313 from unsecured loans bearing 6% interest per annum during fiscal 2010. In fiscal 2009 the Company received $126,800 from unsecured loans bearing 6% interest per annum and made a loan repayment of $3,778.

Going Concern

For the year ended December 31, 2010, the Company incurred a loss from operations of $126,428. At December 31, 2010, the Company had a working capital deficiency of $1,667,682. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operations. For these reasons our auditors stated in their report on our audited financial statements that they have substantial doubt we will be able to continue as a going concern.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our audited financial statements for the year ended December 31, 2010, as set forth below, are included with this Annual Report on Form 10-K. Our audited financial statements are prepared on the basis of accounting principles generally accepted in the United States and are expressed in U.S. dollars.

PAGE
Auditors’ Report	12
Consolidated Balance Sheets, December 31, 2010 and 2009	13
Consolidated Statements of Operations for the years ended December 31, 2010 and 2009 and cumulative amounts from the beginning of the development stage on January 1, 2010 to December 31, 2010	14
Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009 and cumulative amounts from the beginning of the development stage on January 1, 2010 to December 31, 2010	15
Consolidated Statements of Changes in Stockholders’ Equity for the year ended December 31, 2010	16
Notes to Consolidated Financial Statements	17

[DAVIDSON & COMPANY LLP LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Arvana Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Arvana Inc. as of December 31, 2010 and 2009 and the related consolidated statements of operations and comprehensive loss, stockholders' deficiency and cash flows for the years ended December 31, 2010 and 2009 and for the cumulative amounts from the beginning on the development stage on January 1, 2010 to December 31, 2010. The Company’s management is responsible for these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for years then ended and for the cumulative amounts from the beginning of the development stage on January 1, 2010 to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company generated negative cash flows from operating activities during the past year. The Company has an accumulated deficit of approximately $22,831,850 for the year ended December 31, 2010. This raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    /s/    DAVIDSON & COMPANY LLP

Vancouver, Canada	Chartered Accountants

March 30, 2011

Arvana Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed In US Dollars)

	December 31,	December 31,
	2010	2009
ASSETS

Current assets:
Cash	$2,074	$534
Total current assets	2,074	534
Equipment, net (Note 3)	-	103

Total assets	$2,074	$637

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$657,603	$621,143
Loans payable stockholders (Note 4)	604,653	613,087
Loans payable related party (Note 4)	100,000	100,000
Loans payable (Note 4)	25,000	-
Amounts due to related parties (Note 4)	282,500	207,661
Total current liabilities	1,669,756	1,541,891

Stockholders' deficiency
Common stock, $.001 par value 5,000,000 authorized,
1,060,130 shares issued and outstanding at
December 31, 2010 and 2009 (Note 5)	1,060	21,203
Additional paid-in capital	21,446,444	21,426,301
Deficit	(22,705,422)	(95,331)
Deficit accumulated during the development stage	(126,428)	(22,610,091)
	(1,384,346)	(1,257,918)
Less: Treasury stock - 177,085 common shares at December 31, 2010 and 2009	(283,336)	(283,336)
Total stockholders’ deficiency	(1,667,682)	(1,541,254)

	$2,074	$637

The accompanying notes are an integral part of these consolidated financial statements.

Arvana Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(Expressed In US Dollars)

	For the year ended		Cumulative amounts from the beginning of the development stage on
	December 31,		January 1, 2010 to
	2010	2009	December 31, 2010

Operating expenses
General and administrative	$103,388	$148,153	$103,388
Depreciation	103	300	103
Total operating expenses	103,491	148,453	103,491

Loss from operations	(103,491)	(148,453)	(103,491)

Interest expense	(42,751)	(41,866)	(42,751)

Net loss for the year	(146,242)	(190,319)	(146,242)

Other comprehensive income (loss):
Foreign exchange gain (loss)	19,814	(53,604)	19,814

Comprehensive loss for the year	$(126,428)	$(243,923)	$(126,428)

Per common share information – basic and fully diluted:
Weighted average shares outstanding	1,060,130	1,060,130

Net loss per common share	$(0.12)	$(0.23)

The accompanying notes are an integral part of these consolidated financial statements.

Arvana Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed In US Dollars)

	For the year ended		Cumulative amounts from the beginning of the development stage on
	December 31,		January 1, 2010 to
	2010	2009	December 31, 2010

Cash flows from operating activities
Net loss for the period	$(126,428)	$(243,923)	$(126,428)

Items not involving cash:
Depreciation and amortization	103	300	103
Unrealized foreign exchange	(23,388)	48,790	(23,388)
Changes in non-cash working capital:
Accounts payable and accrued liabilities	44,362	67,801	54,117
Amounts due to related parties	71,578	3,806	61,823
Net cash used in operations	(33,773)	(123,226)	(33,773)

Cash flows from financing activities
Proceeds of loans payable	35,313	126,800	35,313
Repayments of loan payable	-	(3,778)	-
Net cash provided by financing activities	35,313	123,022	35,313

Increase (decrease) in cash	1,540	(204)	1,540
Cash , beginning of period	534	738	534
Cash, end of period	$2,074	$534	$2,074

Supplementary information
Cash paid for interest	$-	$1,608
Cash paid for income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Arvana Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Stockholders' Deficiency
(Expressed In US Dollars)
For the year ended December 31, 2010

	Common Shares		Additional Paid-		Deficit Accumulated During Development	Treasury		Total Stockholders’
	Shares	Amount	in Capital	Deficit	Stage	Shares	Amount	(Deficiency)

From Inception to December 31, 2009	1,060,130	$21,203	$21,426,301	$(22,705,422)		(177,085)	$(283,336)	$(1,541,254)

Net loss for the year ended December 31, 2010					(126,428)			(126,428)
Adjustment of par value		(20,143)	20,143

Balance December 31, 2010	1,060,130	$1,060	$21,446,444	$(22,705,422)	$(126.428)	(177,085)	$(283,336)	$(1,667,682)

The accompanying notes are an integral part of these consolidated financial statements.

Arvana Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009
(Expressed in U.S. Dollars)

1. Nature of Business and Ability to Continue as a Going Concern

Arvana Inc., (the ‘Company’) was incorporated under the laws of the State of Nevada as Turinco, Inc. on September 16, 1977.  On July 24, 2006, the shareholders approved a change of the Company’s name from Turinco, Inc. to Arvana Inc.

These consolidated financial statements for the year ended December 31, 2010 include the accounts of the Company and its subsidiary Arvana Networks Inc. (including its wholly-owned subsidiaries, Arvana Participaçōes S.A. (“Arvana Par”) and Arvana Comunicações do Brasil S. A. (“Arvana Com”)). The Company has ceased all operations in its subsidiary companies, and has written-off or disposed of all assets in the subsidiary companies, consequently they are now all considered to be inactive subsidiaries. As a result, the Company has entered into a new development stage as of January 1, 2010.

These consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. For the year ended December 31, 2010, the Company incurred a loss from operations of $126,428. At December 31, 2010, the Company had a working capital deficiency of $1,667,682. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

2. Summary of Significant Accounting Policies

a) Basis of presentation
The Company is in the process of evaluating business opportunities and is a development stage company. The Company’s fiscal year end is December 31. The accompanying consolidated financial statements of Arvana Inc. for the years ended December 31, 2010 and 2009, and for the cumulative amounts from the beginning of the development stage on January 1, 2010, through December 31, 2010, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for financial information with the instructions to Form 10-K and Regulation S-K. In the opinion of management, they include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Results are not necessarily indicative of results which may be achieved in the future.

b) Basis of consolidation
Included in the financial statements are the accounts of the Company, its wholly-owned inactive subsidiaries Arvana Networks, Arvana Par, and Arvana Com. All inter-company transactions and balances have been eliminated.

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

Arvana Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009
(Expressed in U.S. Dollars)

d) Foreign currency translation and transactions
The Company uses the temporal method when translating the Brazilian subsidiary operations. Long-term assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate in effect on the transaction date. Revenue and expenses are translated at the average rates of exchange prevailing during the periods.

Transactions conducted in foreign currencies are recorded using the exchange rate in effect on the transaction date. At the period end, monetary assets and liabilities are translated to the functional currency of each entity using the exchange rate in effect at the period end date. Transaction gains and losses are recorded in foreign exchange gain or loss.

e) Comprehensive income
The Company considers comprehensive income (loss) as a change in equity (net assets) of a business entity during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

f) Cash equivalents
The Company considers all highly liquid investments, with terms to maturity of three months or less when acquired, to be cash equivalents.

g) Financial instruments
Financial instruments of the Company are comprised of cash, accounts payable and accrued liabilities, note payable, amounts due to and from related parties, loans payable – stockholders, loans payable – related parties, and loans payable. The estimated fair values of financial instruments were considered by management to be not materially different from their carrying values due to their short term to maturity or capacity for prompt liquidation.

h) Concentration of credit risk
Financial instruments that potentially subject the company to concentrations of credit risk consists of cash. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

i) Income taxes
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

j) Stock-based compensation
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

k) Loss per share
Basic loss per share is computed using the weighted average number of common shares outstanding during the year. Diluted loss per share is computed using the weighted average number of common shares and potentially dilutive common stock equivalents, including stock options and warrants.

Arvana Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009
(Expressed in U.S. Dollars)

l) Reclassifications
Certain of the comparative figures for the prior years have been reclassified to conform with the presentation adopted in the current year.

m) Recent accounting pronouncements
In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value measurements,” which amends ASC 820, “Fair Value Measures and Disclosures.” ASU 2010-06 requires disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements. The changes to the ASC as a result of this update are effective for annual and interim reporting periods beginning after December 15, 2009, except for requirements related to Level 3 disclosures, which are effective for annual and interim reporting periods beginning after December 15, 2010. This guidance requires new disclosures only, and had no impact on our financial statements. In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855).” This update provides amendments to Subtopic 855-10-50-4 and related guidance within U.S. GAAP to clarify that an SEC registrant is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements. The Company has adopted this standard and it had no impact on this financial statements.

In December 2010, the FASB issued ASU 2010-29, which contains updated accounting guidance to clarify the acquisition date that should be used for reporting pro forma financial information when comparative financial statements are issued. This update requires that a company should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This update also requires disclosure of the nature and amount of material, nonrecurring pro forma adjustments. The provisions of this update, which are to be applied prospectively, are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The impact of this update on the Company’s financial statements will depend on the size and nature of future business combinations.

3. Equipment

	2010	2009
Equipment	$1,502	$1,502
Accumulated amortization	(1,502)	(1,399)
	$-	$103

4. Amounts Due to Related Parties and Loans Payable to Stockholders

From February, 2007 until December 31, 2010 the Company received a number of loans from shareholders and loans from an unrelated third party.  As of December 31, 2010 the Company had received loans of $604,653 (December 31, 2009 - $613,087) from shareholders, loans of $100,000 (December 31, 2009 - $100,000) from a related party and loans of $25,000 (December 31, 2009 - $0) from an unrelated third party. All of the loans bear interest at 6% per annum.  The loans were made in 3 different currencies, Euros, Canadian Dollars and US Dollars.  All amounts reflected on these financial statements are expressed in US Dollars.  Repayment of the loans is due on closing of any future financing arrangement by the Company.  The balance of accrued interest of $123,104 and $83,051 is included in accounts payable and accrued expenses at December 31, 2010 and 2009, respectively.  Interest expense recognized on these loans was $42,751 for the year ended December 31, 2010, compared to $41,866 for the year ended December 31, 2009.

Arvana Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009
(Expressed in U.S. Dollars)

At December 31, 2010 and 2009, the Company had amounts due to related parties of $282,500 and $207,661, respectively.  This amount includes $136,100 at December 31, 2010 and December 31, 2009, payable to three directors for services rendered during 2007. This amount is to be paid part in cash and part in stock at a future date with the number of common shares determined by the fair value of the shares on the settlement date. The amounts owing bear no interest, are unsecured, and have no fixed terms of repayment.

5. Common stock

The Company has a stock option plan in place under which it is authorized to grant options to executive officers and directors, employees and consultants enabling them to acquire up to 150,000 shares of the common stock of the Company. Under the plan, the exercise price of each option equals the market price of the Company's stock as calculated on the date of grant. The options can be granted for a maximum term of 10 years. On June 5, 2006, the Company granted 1,600,000 stock options to its directors and employees. Each option was exercisable into one common share until December 31, 2009 at an exercise price of $1.25. These options expired on December 31, 2009. The options were valued at $1,424,000 using the Black-Scholes model, and have been expensed over the vesting period of the options. The weighted average fair value of options granted during 2006 was $0.89.

At December 31, 2010 and December 31, 2009, there were no stock options outstanding.  No options were granted, exercised or expired during the year ended December 31, 2010.

On September 30, 2010, the Company completed a common stock reverse split of one share for each twenty shares outstanding. These consolidated financial statements have been prepared showing after stock reverse split shares with a par value of $0.001.

6. Segmented Information

The Company has no reportable segments. All of the Company’s equipment at December 31, 2009, was located in Canada.

7. Deferred Income Taxes

Income tax benefits attributable to losses from United States of America operations was $Nil for the years ended December 31, 2010 and 2009, and differed from the amounts computed by applying the United States of America federal income tax rate of 34 percent to pretax losses from operations as a result of the following:

	2010	2009
Loss for the year before income taxes	$(126,428)	$(243,923)

Computed "expected" tax benefit	$(42,986)	$(82,934)
Nondeductible expenses	(6,702)	18,327
Lower effective income tax rate on (income) loss of foreign subsidiaries	-	-
Change in valuation allowance	49,688	64,607
Income tax expense	$-	$-

Arvana Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009
(Expressed in U.S. Dollars)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009 are presented below:

	2010	2009
Deferred tax assets:
Net operating loss carry forwards - US	$495,084	$452,098
Valuation allowance	(495,084)	(452,098)
Net deferred tax asset	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2010 and 2009 was $495,084 and $452,098, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in assessing the realizability of deferred tax assets. In order to fully realize the deferred tax asset attributable to net operating loss carryforwards, the Company will need to generate future taxable income of approximately $1,456,000 prior to the expiration of the net operating loss carryforwards.

8. Subsequent Events

Subsequent to December 31, 2010, the Company received loans totaling $10,000. These loans are unsecured, payable on demand and bear interest at the rate of 6% per annum.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2010 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2010 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Changes in internal control over financial reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our current executive officers and directors are:

Name	Age	Position
Sir John Baring	64	Chairman of the Board of Directors
Zahir Dhanani (1)	55	Chief Executive Officer and Director
Arnold Tinter	66	Chief Financial Officer and Director
Robert Naso (1)	51	Director

(1)	Member of our Audit Committee

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years:

Sir John Baring was appointed Chief Executive Officer and director to the board of directors (“the Board”) on May 26, 2005. Following the appointment of Mr. Jervis as Chief Executive Officer on October 17, 2005, Sir John was appointed Chairman of the board. Sir John brings more than 30 years of banking and investing experience to the board. Since June 2002, Sir John has acted as a managing and founding member of Mercator Management LLC, a leading fund management company.  We have concluded that Sir John should serve as a director in light of his banking and investing experience.

Zahir Dhanani was appointed director on August 17, 2009 and Chief Executive Officer on July 27, 2010. Mr. Dhanani is currently the President & CEO of Bread Garden Franchising Inc., which operates a chain of restaurants in British Columbia and Australia. He has been with the Bread Garden since April 2004. Over the past 11 years Mr. Dhanani has also acted as a self-employed consultant providing financial consulting and advisory services to publicly traded companies listed on Canadian Stock Exchanges, including serving on the advisory board of a publicly traded company that has a gold project in Nevada.  We have concluded that Mr. Dhanani should serve as a director because of his financial consulting experience with publicly-traded companies.

Arnold Tinter was appointed director and Chief Financial Officer on July 27, 2010. Mr. Tinter founded Corporate Finance Group, Inc., a consulting firm located in Denver, Colorado, in 1992, and is its President. Corporate Finance Group, Inc. is involved in financial consulting in the areas of strategic planning, mergers and acquisitions and capital formation.  He has provided CFO services to Spicy Pickle Franchising, Inc., a publically held company, from 2006 to October 2010, where his responsibilities included oversight of all accounting functions including SEC reporting, strategic planning and capital formation.    From April 2010 to the present he provides CFO services to Agrisolar Solutions, Inc., a publically held company, where his responsibilities included oversight of all accounting functions including SEC reporting, strategic planning and capital formation    From May 2001 to May 2003, he served as Chief Financial Officer of Bayview Technology Group, LLC, a privately held company that manufactured and distributed energy-efficient products. From May 2003 to October 2004, he served as that company’s Chief Executive Officer. Prior to 1990 Mr. Tinter was Chief Executive Officer of Source Venture Capital, a holding company with investments in the gaming, printing, retail industries. Mr. Tinter received a B.S. degree in Accounting in 1967 from C.W. Post College, Long Island University, and is licensed as a Certified Public Accountant in Colorado and New York.  We have concluded that Mr. Tinter should serve as a director as a result of his background and experience in financial consulting.

Robert Naso was appointed director on August 17, 2009. Mr. Naso is currently the General Manager of Bread Garden Franchising Inc., he has been with Bread Garden since April of 2005. Prior to joining the Bread Garden he was employed in the construction, hospitality and security industries in a variety of management positions.  We have concluded that Mr. Naso should serve as a director because of his business experience.

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

Audit Committee and Audit Committee Financial Expert

Our board of directors has established an audit committee that is comprised of Zahir Dhanani and Robert Naso.

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

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended December 31, 2010 all such filing requirements applicable to our officers and directors were complied with, except that Messrs. Dhanani and Tinter should have filed Forms 3 when they became officers and directors of our company.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth certain compensation information for:
•	Zahir Dhanani, our chief executive officer and director,
•	Arnold Tinter, our chief financial officer and director and,
•	Wayne Smith, our former chief executive officer and former chief financial officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Zahir Dhanani, Chief Executive Officer and Director(1)	2010 2009	$24,346 -	- -	- -	- -	- -	- -	- -	$24,346 -

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Arnold Tinter Chief Financial Officer and Director (2)	2010	-	-	-	-	-	-	-	-
Wayne Smith, Former Chief Executive Officer and Chief Financial Officer(3)	2010 2009	$28,759 $84,426	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$28,759 $84,426
__________________
(1)	Mr. Dhanani was appointed director on August 17, 2009 and chief executive officer on July 27, 2010.
(2)	Mr. Tinter was appointed as our chief financial officer and director on July 27, 2010.
(3)	Mr. Smith was appointed as our chief financial officer on May 8, 2007 and our chief executive officer on December 7, 2007 and held these positions until July 27, 2010.

Outstanding Equity Awards as of December 31, 2010

There were no outstanding equity awards as of December 31, 2010 for any of our named executive officers:

No share purchase options were granted to or exercised by our named executive officers during our fiscal year ended December 31, 2010.

Long-Term Incentive Plans

We do not have any long-term incentive plans, pension plans, or similar compensatory plans for our directors or executive officers.

Change of Control Agreements

We are not party to any change of control agreements with any of our directors or executive officers.

Compensation of Directors

The following table summarizes the compensation of our company’s directors for the year ended December 31, 2010:

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Sir John Baring	-	-	-	-	-	-	-
Robert Naso	-	-	-	-	-	-	-

(1)	Zahir Dhanani and Arnold Tinter are not included in this table as they are reported as officers of the Company and did not receive additional compensation for service as directors.

Outstanding Equity Awards as of December 31, 2010

There were no outstanding equity awards as of December 31, 2010 for any of our directors. No share purchase options were granted to or exercised by our directors during our fiscal year ended December 31, 2010.

Employment Agreements

There are no employment agreements with any of the named executive officers.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as at March 31, 2011 by: (i) each of our directors, (ii) each of our executive officers, (iii) our executive officers and directors as a group, and (iv) each beneficial shareholder known to us to own more than 5% of our outstanding common stock. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Common Shares	Percentage of Common Shares(1)
Directors and Officers
Common Stock	Zahir Dhanani, CEO and director 145-925 W. Georgia St. Vancouver, B.C. V6C 3L2	-	-
Common Stock	Arnold Tinter, CFO and director 145-925 W. Georgia St. Vancouver, B.C. V6C 3L2	-	-
Common Stock	Sir John Baring, director 328 Arcadia Drive Ancramdale, New York 12503	14,625	1.4%
Common Stock	Robert Naso, director 145-925 W. Georgia St. Vancouver, B.C. V6C 3L2	-	-
Common Stock	All Directors and Executive Officers as a Group (4 persons)	14,625	1.4%
5% Shareholders
Common Stock	N/A	N/A	N/A

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 31, 2011. The percentage calculations are based on the aggregate of 1,060,130 shares issued and outstanding as at March 31, 2011.

Change of Control

We are not aware of any arrangement that might result in a change in control in the future.

Equity Compensation Plan Information as at December 31, 2010

Plan Category	Number of securities to be issued upon exercise of outstanding options.	Exercise price	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by security holders	-0-	N/A	150,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Amounts Due to Related Parties

At December 31, 2010, amounts due to related parties included $63,600 owed by us to Ross Wilmot, a former director of the Company and $60,000 owed by us to Sir John Baring, a director of the Company. A former director of the Company was owed $12,500 by us. Zahir Dhanani, the Company’s CEO, was owed $41,416 and Wayne Smith, the Company’s former CEO and CFO, was owed $42,730. At December 31, 2010, $20,108 was owed to the former Chief Financial Officer and Corporate Secretary and $28,151 was owed to the former President / Chief Executive Officer. The Corporate Secretary of Arvana Networks Inc. was owed $13,995 at December 31, 2010.
These amounts are unsecured, non-interest bearing and payable on demand.

At December 31, 2010, Zahir Dhanani, the Company’s CEO, was owed $100,000 for a loan made to the Company. This loan is unsecured, and bears interest at 6% per annum.

Director Independence

Our common stock trades in the OTCQB.  As such, we are not currently subject to corporate governance standards of listed companies, which require, among other things, that the majority of the board of directors be independent.

Since we are not currently subject to corporate governance standards relating to the independence of our directors, we choose to define an “independent” director in accordance with the NASDAQ Capital Market’s requirements for independent directors (NASDAQ Marketplace Rule 5605(a)(2)).  The NASDAQ independence definition includes a series of objective tests, such as that the director is not an employee of the company and has not engaged in various types of business dealings with the company.

We do not have any independent directors under the above definition.  We do not list that definition on our Internet website.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth information regarding the amount billed to us by our independent auditor, Davidson & Company, LLP, for our fiscal years ended December 31, 2010 and 2009:

	Years ended December 31
	2010	2009
Audit Fees:	$15,000	$20,000
Audit Related Fees:	$ 8,250	$ 8,250
Tax Fees:	$ -	$ -
All Other Fees:	$ -	$ -
Total:	$23,250	$28,250

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included with this Annual Report on Form 10-K:

Regulation S-K Number	Exhibit
2.1	Agreement and Plan of Reorganization between the Company, Arvana Networks, Inc. and the Shareholders of Arvana Networks, Inc. dated August 18, 2005(1)
3.1	Articles of Incorporation(2)
3.2	Bylaws, as amended(2)
3.3	Amendment to Articles of Incorporation (3)
10.1	2006 Stock Option Plan, dated June 5, 2006(4)
14.1	Code of Ethics (5)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act (6)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (6)
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

(1)	Previously filed with the SEC as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2005.

(2)	Previously filed with the SEC as an exhibit to the Company’s registration statement on Form 10- SB filed with the SEC on May 24, 2000.

(3)	Previously filed with the SEC as an exhibit to the Company’s registration statement on Form 8-K filed with the SEC on October 12, 2010.

(4)	Previously filed with the SEC as an exhibit to the Company’s Quarterly Report on Form 8-K filed with the SEC on June 7, 2006.

(5)	Previously filed with the SEC as an exhibit to the Company’s Annual Report on Form 10-KSB filed with the SEC on April 16, 2007.

(6)	Filed as an exhibit to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARVANA INC.

By:	/s/ Zahir Dhanani
Zahir Dhanani, Chief Executive Officer and Director

Date:	April 6, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Zahir Dhanani
Zahir Dhanani, Chief Executive Officer and Director

Date:	April 6, 2011

By:	/s/ Arnold Tinter
Arnold Tinter, Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Date:	April 6, 2011

By:
Sir John Baring
Director

Date:

By:	/s/ Robert Naso
Robert Naso
Director

Date:	April 6, 2011

EXHIBIT INDEX

Regulation S-K Number	Exhibit
2.1	Agreement and Plan of Reorganization between the Company, Arvana Networks, Inc. and the Shareholders of Arvana Networks, Inc. dated August 18, 2005(1)
3.1	Articles of Incorporation(2)
3.2	Bylaws, as amended(2)
3.3	Amendment to Articles of Incorporation (3)
10.1	2006 Stock Option Plan, dated June 5, 2006(4)
14.1	Code of Ethics (5)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act (6)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (6)
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

(1)	Previously filed with the SEC as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2005.

(2)	Previously filed with the SEC as an exhibit to the Company’s registration statement on Form 10- SB filed with the SEC on May 24, 2000.

(3)	Previously filed with the SEC as an exhibit to the Company’s registration statement on Form 8-K filed with the SEC on October 12, 2010.

(4)	Previously filed with the SEC as an exhibit to the Company’s Quarterly Report on Form 8-K filed with the SEC on June 7, 2006.

(5)	Previously filed with the SEC as an exhibit to the Company’s Annual Report on Form 10-KSB filed with the SEC on April 16, 2007.

(6)	Filed as an exhibit to this Annual Report on Form 10-K.