Form 10-Q
period 2011-03-31
ARVANA INC
filed 2011-05-16
CIK 1113313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

303 329-3008
(Registrant’s telephone number, including area code)

Suite 145, 925 West Georgia Street, Vancouver, BC V6C 3L2
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
Yes ☑   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 7, 2011 there were 1,060,130 shares of common stock outstanding.

Item 1.     Financial Statements

Arvana Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2011 (Unaudited)	2010
ASSETS
Current assets:
Cash	$12,047	$2,074

Total assets	$12,047	$2,074

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$708,103	$657,603
Loans payable stockholders (Note 3)	633,680	604,653
Loans payable related party (Note 3)	100,000	100,000
Loans payable (Note 3)	25,000	25,000
Amounts due to related parties (Note 3)	319,861	282,500
Total current liabilities	1,786,644	1,669,756

Stockholders' deficiency
Common stock, $.001 par value 5,000,000 shares authorized
1,060,130 shares issued and outstanding at
March 31, 2011 and at December 31, 2010 (Note 4)	1,060	1,060
Additional paid-in capital	21,446,444	21,446,444
Deficit	(22,705,422)	(22,705,422)
Deficit accumulated during the development stage	(233,343)	(126,428)
	(1,491,261)	(1,384,346)
Less: Treasury stock - 177,085 common shares at March 31, 2011 and at December 31, 2010	(283,336)	(283,336)
Total stockholders’ deficit	(1,774,597)	(1,667,682)

Total liabilities and deficit	$12,047	$2,074

The accompanying notes are an integral part of these consolidated financial statements.

Arvana Inc.
(A Development Stage Company)
Condensed Consolidated Statement of Operations
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

			Cumulative
			Amounts from the
			Beginning of the
	Three Months Ended		Development Stage on
	March 31,		January 1, 2010 to
	2011	2010	March 31, 2011
Operating expenses
General and administrative	$53,793	$24,869	$157,181
Depreciation	-	75	103
Total operating expenses	53,793	24,944	157,284

Loss from operations	(53,793)	(24,944)	(157,284)

Interest expense	(11,233)	(10,479)	(53,984)

Net loss	(65,026)	(35,423)	(211,268)

Other comprehensive income loss:
Foreign exchange gain (loss)	(41,889)	24,522	(22,075)

Comprehensive loss	$(106,915)	$(10,901)	$(233,343)

Per share information - basic and fully diluted:
Weighted average shares outstanding	1,060,130	1,060,130	1,060,130

Net loss per share	$(0.10)	$(0.01)	$(0.22)

The accompanying notes are an integral part of these consolidated financial statements.

Arvana Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)
			Cumulative
			amounts from the beginning of the
	For the three months ended		development stage on
	March 31,		January 1, 2010 to
	2011	2010	March 31, 2011

Cash flows from operating activities
Net loss for the period	$(106,915)	$(10,901)	$(233,343)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	75	103
Unrealized foreign exchange	41,268	(24,962)	17,880
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	31,428	18,779	75,790
Amounts due to related parties	34,192	14,766	105,770
Net cash used in operations	$(27)	$(2,243)	$(33,800)

Cash flows from financing activities
Proceeds of loans payable	10,000	14,764	45,313
Net cash provided by financing activities	10,000	14,764	45,313

Increase in cash	9,973	12,521	11,513
Cash, beginning of period	2,074	534	534
Cash, end of period	$12,047	$13,055	$12,047

Supplementary information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Arvana Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
 (Unaudited)

1.       Nature of Business and Ability to Continue as a Going Concern

Arvana Inc. (“our”, “we”, ”us” and the “Company”) was incorporated under the laws of the State of Nevada as Turinco, Inc. on September 16, 1977, with authorized common stock of 2,500 shares with a par value of $0.25. On October 16, 1998, the authorized capital stock was increased to 100,000,000 shares with a par value of $0.001. On July 24, 2006, the shareholders approved a change of the Company’s name from Turinco, Inc. to Arvana Inc. On September 30, 2010, the authorized capital stock was decreased to 5,000,000 common shares with a par value of $0.001.

In 1998, we completed a common stock split of eight shares for each outstanding share. In 2005, we completed another common stock split of nine shares for each outstanding share. On September 30, 2010, we completed a common stock reverse split of one share for each twenty shares outstanding. These consolidated financial statements have been prepared showing the after stock reverse split shares with a par value of $0.001.

These consolidated financial statements for the three month period ended March 31, 2011 include the accounts of the Company and our subsidiary Arvana Networks (including its wholly-owned subsidiaries Arvana Par and Arvana Comunicações do Brasil S. A. (“Arvana Com”). we have ceased all operations in our subsidiary companies and has written-off or disposed of all assets in the subsidiary companies.  Consequently they are now all considered to be inactive subsidiaries. As a result, we entered into a new development stage as of January 1, 2010.

Our reporting currency is the United States dollar (“US Dollar”) and the accompanying consolidated financial statements have been expressed in US Dollars.

These consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. For the three month period ended March 31, 2011, we incurred a loss from operations of $106,915. At March 31, 2011, we had a working capital deficiency of $1,774,597. These conditions raise substantial doubt about our ability to continue as a going concern.

Accordingly, we will require continued financial support from our shareholders and creditors until we are able to generate sufficient cash flow from operations on a sustained basis. There is substantial doubt that we will be successful at achieving these results. Failure to obtain the ongoing support of our shareholders and creditors may make the going concern basis of accounting inappropriate, in which case our assets and liabilities would need to be recognized at their liquidation values. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might arise from this uncertainty.

2.       Summary of Significant Accounting Policies

Basis of presentation

We are in the process of evaluating business opportunities and have entered a new development stage as of January 1, 2010 and present our financial statements in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) Topic 915. Our fiscal year end is December 31. The accompanying consolidated interim financial statements of Arvana Inc. for the three month periods ended March 31, 2011 and 2010, and for the cumulative amounts from the beginning of the development stage on January 1, 2010, through March 31, 2011, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for financial information with the instructions to Form 10-Q and Regulation S-X. Although they are unaudited, in the opinion of management, they include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Results are not necessarily indicative of results which may be achieved in the future. The consolidated interim financial statements and notes appearing in this report should be read in conjunction with our consolidated audited financial statements and related notes thereto,

Arvana Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
 (Unaudited)

together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission (the “SEC”) on April 6, 2011.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Recent accounting pronouncements

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

3.       Amounts Due to Related Parties and Loans Payable to Stockholders

From February 2007 until March 31, 2011, we received a number of loans from shareholders and loans from an unrelated third party.  As of March 31, 2011, we had received loans of $633,680 (December 31, 2010 - $604,653) from shareholders, loans of $100,000 (December 31, 2010 - $100,000) from a related party and loans of $25,000 (December 31, 2010 - $25,000) from an unrelated third party. All of the loans bear interest at 6% per annum.  The loans were made in 3 different currencies, Euros, Canadian Dollars and US Dollars.  All amount reflected on these financial statement are expressed in US Dollars.  Repayment of the loans is due on closing of any future financing arrangement by us.  The balance of accrued interest of $138,434 and $123,104 is included in accounts payable and accrued expenses at March 31, 2011 and December 31, 2010, respectively.  Interest expense recognized on these loans was $11,233 for the three months ended March 31, 2011, compared to $10,479 for the three months ended March 31, 2010.

At March 31, 2011 and December 31, 2010, we had amounts due to related parties of $319,861 and $282,500, respectively.  These amounts include $136,100 at March 31, 2011 and December 31, 2010, payable to three directors for services rendered during 2007. This amount is to be paid part in cash and part in stock at a future date with the number of common shares determined by the fair value of the shares on the settlement date. The amounts owing bear no interest, are unsecured, and have no fixed terms of repayment.

4.       Common Stock

We account for all stock-based payments to employees and non-employees under ASC 718 “Stock Compensation,” using the fair value based method. Under the fair value method, stock-based payments are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measurable. The cost of stock-based payments to non-employees that are fully vested and non-forfeitable at the grant date is measured and recognized at that date.

We have a stock option plan in place under which we are authorized to grant options to executive officers and directors, employees and consultants enabling them to acquire up to 10% of our issued and outstanding common stock. Under the plan, the exercise price of each option equals the market price of our stock as calculated on the date of grant. The options can be granted for a maximum term of 10 years.

At March 31, 2011 and December 31, 2010, there were no stock options outstanding.  No options were granted, exercised or expired during the three months ended March 31, 2011.

Arvana Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
 (Unaudited)

On September 30, 2010, the Company completed a common stock reverse split of one share for each twenty shares outstanding. These consolidated financial statements have been prepared showing after reverse stock split shares with a par value of $0.001.

5.       Segmented Information

The Company has no reportable segments.

6.       Subsequent Events

Subsequent to March 31, 2011, the Company received a related party loan totaling $10,000. This loan is unsecured, payable on demand and bears interest at the rate of 6% per annum.

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

You should read the following discussion and analysis of our financial condition, results of operations and plan of operations together with the interim consolidated financial statements and notes to the interim consolidated financial statements included in this Quarterly Report, as well as our most recent annual report Form 10-K for the year ended December 31, 2010 and current reports on Form 8-K.

Forward-Looking Statements

The information in this Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding our planned business, availability of funds, government regulations, common share prices, operating costs, capital costs, our ability to deploy our planned business and generate revenues and other factors. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. These statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors they believe are appropriate in the circumstances. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

In order to maintain operations while we evaluate new businesses we anticipate that we will need additional funding of approximately $100,000 during 2011. We had cash in the amount of $12,047 and a working capital deficit of $1,774,597 as at March 31, 2011. If we are successful in identifying a new business opportunity we will require funding in order to pursue that opportunity. The amount of funding required will depend on the opportunity and is not determinable at this time.

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

c) Stock-based compensation

We account for all stock-based payments to employees and non-employees under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”or “ASC”) Topic 718 “Stock Compensation,” using the fair value based method. Under the fair value method, stock-based payments are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measurable. The cost of stock-based payments to non-employees that are fully vested and non-forfeitable at the grant date is measured and recognized at that date.

Presentation of Financial Information

Our financial statements for the quarter ended March 31, 2011 include the accounts of:

•	Arvana Networks;

•	Arvana Par; and

•	Arvana Com;

Results of Operations

Our operations for the three months ended March 31, 2011 and 2010 are summarized below.

	Three months ended March 31, 2011	Three months ended March 31, 2010
Expenses:
General and administration	$53,793	$24,869
Depreciation	-	75
Interest	11,233	10,479
Foreign exchange (gain) loss	41,889	(24,522)
Comprehensive Loss for the Period	106,915	10,901

General and Administrative Expenses

General and administrative expenses are comprised of costs associated with management compensation, office overhead including rent, legal fees, and consulting services. The changes in our administrative expenses for the three months ended March 31, 2011 compared to March 31, 2010 are due to increased activities related to investigating new business opportunities.

Comprehensive Income (Loss) for the Period

We had a comprehensive loss for the three months ended March 31, 2011 of $106,915 compared with a comprehensive loss of $10,901 for the three months ended March 31, 2010. Our comprehensive income and loss fluctuate significantly due to unrealized foreign exchange gains and losses incurred due to the level of our liabilities payable in foreign currencies. Future quarterly expenses are expected to be comparable to the current quarter until such time as a new business is entered into, net losses if any due to any new business cannot be estimated at this time.

Liquidity and Capital Resources

As at March 31, 2011, we had cash of $12,047 and a working capital deficit of $1,774,597. This compares to cash of $2,074 and working capital deficit of $1,667,682 as at December 31, 2010.

Cash Used in Operating Activities

We used cash in operations in the amount of $27 during the three months ended March 31, 2011, as compared to $2,243 during the three months ended March 31, 2010. Cash used in operations during the three months ended March 31, 2011 was attributable primarily to payments for administration expenses.

Cash Used in Investing Activities

We did not use cash in investing activities during the three months ended March 31, 2011 or the three months ended March 31, 2010.

Cash Flows from Financing Activities

We obtained $10,000 from unsecured loans bearing 6% interest per annum during the three months ended March 31, 2011. During the three months ended March 31, 2010, we obtained $14,764 from unsecured loans bearing 6% interest per annum.

Going Concern

For the three months ended March 31, 2011, we had a comprehensive loss of $106,915. At March 31, 2011, we had a working capital deficiency of $1,774,597. These conditions raise substantial doubt about our ability to continue as a going concern. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operations. Our auditors stated in their report on our December 31, 2010 audited financial statements that they have substantial doubt we will be able to continue as a going concern.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4.         Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the period ended March 31, 2011 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Changes in internal control over financial reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the period ended March 31, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ARVANA INC.

By:	/s/ Zahir Dhanani
Zahir Dhanani, Chief Executive Officer

Date:	May 15, 2011

By:	/s/ Arnold Tinter
Arnold Tinter, Chief Financial Officer

Date:	May 15, 2011

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Reorganization between the Company, Arvana Networks, Inc. and the Shareholders of Arvana Networks, Inc. dated August 18, 2005(1)
3.1	Articles of Incorporation(2)
3.2	Bylaws, as amended(2)
3.3	Amendment to Articles of Incorporation(3)
10.1	2006 Stock Option Plan, dated June 5, 2006(4)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act(5)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act(5)
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(5)
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(5)

(1)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2005.

(2)	Incorporated by reference to the exhibits to the Company’s registration statement on Form 10-SB filed with the SEC on May 24, 2000.

(3)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2010.

(4)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2006.

(5)	Filed as an exhibit to this Quarterly Report on Form 10-Q.