Form 10-Q
period 2011-09-30
ARVANA INC
filed 2011-11-14
CIK 1113313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes ☑   No ☐ (Not required)

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
Yes ☑   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 7, 2011 there were 885,130 shares of common stock outstanding.

Item 1.	Financial Statements

Arvana Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash	$3,916	$2,074

Total assets	$3,916	$2,074

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$695,425	$657,603
Loans payable stockholders (Note 3)	613,814	604,653
Loans payable related party (Note 3)	118,540	100,000
Loans payable (Note 3)	34,540	25,000
Amounts due to related parties (Note 3)	438,533	282,500
Total current liabilities	1,900,852	1,669,756

Stockholders' deficit
Common stock, $.001 par value 5,000,000 shares authorized,885,130 and 1,060,130 , shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively (Note 4)	885	1,060
Additional paid-in capital	21,166,619	21,446,444
Deficit	(22,705,422)	(22,705,422)
Deficit accumulated during the development stage	(355,682)	(126,428)
	(1,893,600)	(1,384,346)
Less: Treasury stock, 2,085 and 177,085common shares at September 30, 2011 and December 31, 2010, respectively	(3,336)	(283,336)
Total stockholders’ deficit	(1,896,936)	(1,667,682)

Total liabilities and stockholders’ deficit	$3,916	$2,074

The accompanying notes are an integral part of these consolidated financial statements.

Arvana Inc.
(A Development Stage Company)
Condensed Consolidated Statement of Operations and Comprehensive (Loss)
(Unaudited)

					Cumulative
					Amounts from the
					Beginning of the
	Three Months Ended		Nine Months Ended		Development Stage on
	September 30,		September 30,		January 1, 2010 to
	2011	2010	2011	2010	September 30, 2011
Operating expenses
General and administrative	$82,119	$20,626	$224,391	$74,890	$327,779
Depreciation	-	-	-	103	103
Total operating expenses	82,119	20,626	224,391	74,993	327,882

Loss from operations	(82,119)	(20,626)	(224,391)	(74,993)	(327,882)

Interest expense	(11,504)	(10,946)	(34,489)	(31,794)	(77,240)
Foreign exchange gain (loss)	89,920	(64,347)	29,626	22,059	49,440

Net loss and comprehensive loss for the period	$(3,703)	$(95,919)	$(229,254)	$(84,728)	$(355,682)

Per share information - basic and fully diluted:
Weighted average shares outstanding	1,012,576	1,049,172	1,044,104	1,056,430	1,053,273

Net loss per share	$(0.01)	$(0.18)	$(0.22)	$(0.08)	$(0.34)

The accompanying notes are an integral part of these consolidated financial statements.

Arvana Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative
			amounts from the beginning of the
	For the nine months ended		development stage on
	September 30,		January 1, 2010 to
	2011	2010	September 30, 2011

Cash flows from operating activities
Net loss for the period	$(229,254)	$(84,728)	$(355,682)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	103	103
Unrealized foreign exchange	(16,499)	(23,684)	(39,887)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	46,906	33,921	101,023
Amounts due to related parties	162,299	43,439	224,122
Net cash used in operations	$(36,548)	$(30,949)	$(70,321)

Cash flows from financing activities
Proceeds of loans payable	38,390	35,236	73,703
Net cash provided by financing activities	38,390	35,236	73,703

Increase in cash	1,842	4,287	3,382
Cash, beginning of period	2,074	534	534
Cash, end of period	$3,916	$4,821	$3,916

Supplementary information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

These consolidated financial statements for the nine month period ended September 30, 2011 include the accounts of the Company and our subsidiary Arvana Networks (including its wholly-owned subsidiaries Arvana Par and Arvana Comunicações do Brasil S. A. (“Arvana Com”). We have ceased all operations in our subsidiary companies and has written-off or disposed of all assets in the subsidiary companies.  Consequently they are now all considered to be inactive subsidiaries. As a result, we entered into a new development stage as of January 1, 2010.

Our reporting currency is the United States dollar (“US Dollar”) and the accompanying consolidated financial statements have been expressed in US Dollars.

These consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. For the nine month period ended September 30, 2011, we incurred a loss from operations of $229,254. At September 30, 2011, we had a working capital deficiency of $1,896,936. These conditions raise substantial doubt about our ability to continue as a going concern.

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

2.	Summary of Significant Accounting Policies

Basis of presentation
We are in the process of evaluating business opportunities and have entered a new development stage as of January 1, 2010 and present our financial statements in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) Topic 915. Our fiscal year end is December 31. The accompanying consolidated interim financial statements of Arvana Inc. for the three and nine month periods ended September 30, 2011 and 2010, and for the cumulative amounts from the beginning of the development stage on January 1, 2010, through September 30, 2011, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for financial information with the instructions to Form 10-Q and Regulation S-X. Although they are unaudited, in the opinion of management, they include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Results are not necessarily indicative of results which may be achieved in the future. The consolidated interim financial statements and notes appearing in this report should be read in conjunction with our consolidated audited financial statements and related notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission (the “SEC”) on April 6, 2011.

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

3.	Amounts Due to Related Parties and Loans Payable to Stockholders

From February 2007 until September 30, 2011, we received a number of loans from shareholders and loans from an unrelated third party. As of September 30, 2011, we had received loans of $613,814 (Euro 225,000; CAD 62,300; USD 251,800) (December 31, 2010 - $604,653) from shareholders, loans of $118,540 (CAD 10,000; USD 109,000) (December 31, 2010 - $100,000) from a related party and loans of $34,540 (CAD 10,000; USD 25,000) (December 31, 2010 - $25,000) from an unrelated third party. All of the loans bear interest at 6% per annum. The loans were made in 3 different currencies, Euros, Canadian Dollars and US Dollars. All amount reflected on these financial statement are expressed in US Dollars. Repayment of the loans is due on closing of any future financing arrangement by us. The balance of accrued interest of $156,671 and $123,104 is included in accounts payable and accrued expenses at September 30, 2011 and December 31, 2010, respectively. Interest expense recognized on these loans was $11,504 and $34,489 for the three and nine months ended September 30, 2011, respectively and $10,946 and $31,794 for the three and nine months ended September 30, 2010, respectively.

At September 30, 2011 and December 31, 2010, we had amounts due to related parties of $438,533 and $282,500, respectively.  These amounts include $136,100 at September 30, 2011 and December 31, 2010, payable to three directors for services rendered during 2007. This amount is to be paid part in cash and part in stock at a future date with the number of common shares determined by the fair value of the shares on the settlement date. The amounts owing bear no interest, are unsecured, and have no fixed terms of repayment.

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

At September 30, 2011 and December 31, 2010, there were no stock options outstanding.  No options were granted, exercised or expired during the nine months ended September 30, 2011 or the year ended December 31, 2010.

On September 30, 2010, the Company completed a common stock reverse split of one share for each twenty shares outstanding. These consolidated financial statements have been prepared showing after reverse stock split shares with a par value of $0.001.

On September 6, 2011, the Company cancelled 175,000 of its treasury stock.

5.	Segmented Information

The Company has no reportable segments.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

In this Quarterly Report:

(i)	references to “we”, “us”, “our”, or the “Company” refer to Arvana Inc. and our wholly-owned subsidiaries, namely:

•	Arvana Networks Inc. which wholly owns Arvana Participações (“Arvana Par”), a company which wholly owns Arvana Comunicações do Brazil S.A. (“Arvana Com”); and

(ii)	all dollar amounts are expressed in United States dollars, unless otherwise indicated.

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

In order to maintain operations while we evaluate new businesses we anticipate that we will need additional funding of approximately $50,000 during 2011. We had cash in the amount of $3,916 and a working capital deficit of $1,896,936 as at September 30, 2011. If we are successful in identifying a new business opportunity we will require funding in order to pursue that opportunity. The amount of funding required will depend on the opportunity and is not determinable at this time.

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

Presentation of Financial Information

Our financial statements for the quarter ended September 30, 2011 include the accounts of:

•	Arvana Networks;
•	Arvana Par; and
•	Arvana Com;

Results of Operations

Our operations for the three and nine months ended September 30, 2011 and 2010 are summarized below.

	Three months ended September 30,			Nine months ended September 30,
	2011		2010	2011		2010
Expenses:
General and administration		$82,119	$20,626		$224,391		$74,890
Depreciation		$-	$-		$-		$103
Interest		$11,504	$10,946		$34,489		$31,794
Foreign exchange (gain) loss		$(89,920)	$64,347	$	(29,626)	$	(22,059)
Comprehensive income (loss) for the period	$	(3,703)	$(95,919)		$(229,254)	$	(84,728)

General and Administrative Expenses

General and administrative expenses are comprised of costs associated with management compensation, office overhead including rent, legal fees, and consulting services. The changes in our administrative expenses for the three and nine months ended September 30, 2011 compared to September 30, 2010 are due to increased activities related to investigating new business opportunities.

Comprehensive Income (Loss) for the Period

We had a comprehensive loss for the three and nine months ended September 30, 2011 of $3,703 and $229,254 compared with comprehensive losses of $95,919 and $84,728 for the three and nine months ended September 30, 2010. Our comprehensive income and loss fluctuate significantly due to unrealized foreign exchange gains and losses incurred due to the level of our liabilities payable in foreign currencies. Future quarterly expenses are expected to be comparable to the current quarter until such time as a new business is entered into, net losses if any due to any new business cannot be estimated at this time.

Liquidity and Capital Resources

As at September 30, 2011, we had cash of $3,916 and a working capital deficit of $1,896,936. This compares to cash of $2,074 and working capital deficit of $1,667,682 as at December 31, 2010.

Cash Used in Operating Activities

We used cash in operations in the amount of $36,548 during the nine months ended September 30, 2011, as compared to $30,949 during the nine months ended September 30, 2010. Cash used in operations during the nine months ended September 30, 2011 was attributable primarily to payments for administration expenses.

Cash Used in Investing Activities

We did not use cash in investing activities during the nine months ended September 30, 2011 or the nine months ended September 30, 2010.

Cash Flows from Financing Activities

We obtained $38,390 from unsecured loans bearing 6% interest per annum during the nine months ended September 30, 2011. During the nine months ended September 30, 2010, we obtained $35,236 from unsecured loans bearing 6% interest per annum.

Going Concern

For the nine months ended September 30, 2011, we had a comprehensive loss of $229,254. At September 30, 2011, we had a working capital deficiency of $1,896,937. These conditions raise substantial doubt about our ability to continue as a going concern. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operations. Our auditors stated in their report on our December 31, 2010 audited financial statements that they have substantial doubt we will be able to continue as a going concern.

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

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2011 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the period ended September 30, 2011 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Changes in internal control over financial reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the period ended September 30, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ARVANA INC.

By:	/s/ Zahir Dhanani
Zahir Dhanani, Chief Executive Officer

Date:	November 14, 2011

By:	/s/ Arnold Tinter
Arnold Tinter, Chief Financial Officer

Date:	November 14, 2011

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Reorganization between the Company, Arvana Networks, Inc. and the Shareholders of Arvana Networks, Inc. dated August 18, 2005(1)
3.1	Articles of Incorporation(2)
3.2	Bylaws, as amended(2)
3.3	Amendment to Articles of Incorporation(3)
10.1	2006 Stock Option Plan, dated June 5, 2006(4)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act(5)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act(5)
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(5)
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(5)

(1)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2005.

(2)	Incorporated by reference to the exhibits to the Company’s registration statement on Form 10-SB filed with the SEC on May 24, 2000.

(3)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2010.

(4)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2006.

(5)	Filed as an exhibit to this Quarterly Report on Form 10-Q.