Form 10-K
period 2011-12-31
ARVANA INC
filed 2012-04-13
CIK 1113313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2011.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  _to                   .

Commission file number: 0-30695

ARVANA, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0618509 (I.R.S. Employer Identification No.)

90 Madison Street, Suite 701, Denver, Colorado 80206

 (Address of principal executive offices)    (Zip Code)

Registrant’s telephone number, including area code: (303) 329-3008

Securities registered under Section 12(b) of the Act: none.

Securities registered under Section 12(g) of the Act: common stock (title of class), $0.0001 par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☑    No ☐

The aggregate market value of the registrant’s common stock, $0.001 par value (the only class of voting stock), held by non-affiliates (870,505 shares) was $322,087 based on the average of the bid and ask price ($0.37) for the common stock on April 13, 2012.

At April 13, 2012, the number of shares outstanding of the registrant’s common stock, $0.001 par value (the only class of voting stock), was 885,130.

TABLE OF CONTENTS

PART I

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder

Matters, and Issuer Purchases of Equity Securities.............................................................................................. 8

Item 6. Selected Financial Data .............................................................................................. 10

Item 7. Management's Discussion and Analysis of Financial Condition and Results of

.................................................................................................................. Operations 10

Item 7A. Quantitative and Qualitative Disclosures about Market Risk ....................................... 15

Item 8. Financial Statements and Supplementary Data ............................................................ 15

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial

................................................................................................................... Disclosure 16

Item 9A. Controls and Procedures......................................................................................... 16

Item 9B. ....................................................................................................... Other Information 18

PART III

Item 10. Directors, Executive Officers, and Corporate Governance........................................................... 19

Item 11. Executive Compensation........................................................................................................... 23

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related

PART IV

Item 15. Exhibits, Financial Statement Schedules ..................................................................... 29

Signatures ............................................................................................................................... 30

PART I

ITEM 1           BUSINESS

As used herein the terms “Company,” “we,” “our,” and “us” refer to Arvana, Inc., its subsidiaries, and its predecessor, unless context indicates otherwise.

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

Overview

The Company was incorporated in State of Nevada on June 16, 1977 as “Turinco, Inc.” to engage in any legal undertaking. On July 24, 2006, the shareholders approved a change of the Company’s name from “Turinco, Inc.” to Arvana, Inc to reflect the acquisition of Arvana Networks, Inc and the decision to operate a telecommunications business. We discontinued efforts related to our telecommunications business as of December 31, 2009 and as of January 1, 2010 reentered the development stage. We have since been in the process of seeking out other business opportunities.

Our office is located at 90 Madison Street, Suite 701, Denver, Colorado 80206, and our telephone number is (303) 329-3008. Our registered agent is Gateway Enterprises, Inc. 3230 East Flamingo Road, Las Vegas, Nevada 89121.

The Company currently trades on the OTC Markets Group, Inc. over the counter market platform under the symbol “AVNI.”

The Company

Our present intent is to identify and evaluate industries and business opportunities that might prove to be a good match for the Company. We will not be able to develop any identified business opportunities without additional financing. Our board of directors and management are actively pursuing financing in order to maintain operations while we evaluate potential businesses.

Selection of a Business

We will not restrict our consideration to any particular business or industry segment, and might consider, among others, finance, brokerage, insurance, transportation, communications, research and development, biotechnology, service, natural resources, manufacturing or high-technology. Management recognizes that the Company’s inadequate financial resources limit the scope and number of suitable business venture candidates that might otherwise be available.

The decision to participate in a specific business opportunity will be made upon management’s analysis of the quality of the other firm’s management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific venture may not necessarily be indicative of the potential for the future because of the necessity to substantially shift a marketing approach, expand operations, change product emphasis, change or substantially augment management, or make other changes. We will to some extent be dependent upon the management of a business opportunity to identify such problems and to implement, or be primarily responsible for the implementation of, required changes.

We will not acquire or merge with any company for which audited financial statements could not be obtained. Nonetheless, it may be anticipated that any opportunity in which we determine to participate would present certain risks to our shareholders. Risks might include the track record of management’s effectiveness, failures to establish a consistent market for products or services, development stage, or to realize profits. Many more of these risks may not be adequately identified prior to the selection of a specific opportunity, and our shareholders must, therefore, depend on the ability of management to identify and evaluate such risks as such become evident.

Acquisition of Business

We intend to become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. The Company may also purchase stock or assets of an existing business. On the consummation of a transaction, it is possible that our present management and shareholders would not be in control of the Company. In addition, our sole officer and directors may, as part of the terms of any transaction, resign and be replaced by new officers and directors without a vote of the Company’s shareholders.

The Company anticipates that any securities issued in any reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of any transaction, the Company might agree to register securities either at the time the transaction is consummated, under certain conditions, or at a specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market would likely have a depressive effect on our stock price.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction would find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called “tax-free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

In the event a merger or acquisition were to occur, our shareholders would in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership might be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant substantial dilutive effect on the percentage of shares held by the Company’s then shareholders.

Operation of Business after Acquisition

The Company's operation following a merger with or acquisition of a business would be dependent on the nature of the business and the interest acquired. We are unable to determine at this time whether the Company would be in control of the business or whether present management would be in control of the Company following the acquisition. We could expect that any future business would present various challenges that cannot be predicted at the present time.

Competition

Whatever the business opportunity is that we do ultimately acquire or develop, we are almost certain to be involved in intense competition with other business entities, many of which will have a competitive edge over us by virtue of their stronger financial resources and prior business experience.

Employees

The Company is a development stage company and currently has two employees. Zahir Dhanani, our chief executive officer and a director and Arnold Tinter, our chief financial officer and a director, manage the Company.  The Company looks to Mr. Dhanani and Mr. Tinter for their entrepreneurial skills and talents.  Management uses consultants, attorneys and accountants as necessary and does not plan to engage any full-time employees in the near future.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements and Labor Contracts

The Company currently operates under and holds no patents, trademarks, licenses, franchises, concessions, or royalty agreements. We are not subject to any labor contracts.

Governmental and Environmental Regulation

General

The Company cannot at this time anticipate the government regulations, if any, to which the Company may be subject following a merger or acquisition. However, we can be certain that the conduct of any business subjects us to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management would endeavor to ascertain the effects of such government regulation on a prospective business opportunity. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation.

The Company believes that it is currently in compliance in all material respects with all laws, rules, regulations and requirements that affect its business. Further, we believe that compliance with such applicable laws, rules, regulations and requirements does not impose a material impediment on our ability to conduct business.

Climate Change Legislation and Greenhouse Gas Regulation

Many studies over the past couple decades have indicated that emissions of certain gases contribute to warming of the Earth’s atmosphere. In response to these studies, many nations have agreed to limit emissions of “greenhouse gases” or “GHGs” pursuant to the United Nations Framework Convention on Climate Change, and the “Kyoto Protocol.” The Dominican Republic is a signatory to the Kyoto Protocol.

Although the United States is not participating in the Kyoto Protocol, several states have adopted legislation and regulations to reduce emissions of greenhouse gases. Additionally, the United States Supreme Court has ruled, in Massachusetts , et al. v. EPA, that the EPA abused its discretion under the Clean Air Act by refusing to regulate carbon dioxide emissions from mobile sources. As a result of the Supreme Court decision the EPA issued a finding that serves as the foundation under the Clean Air Act to issue other rules that would result in federal greenhouse gas regulations and emissions limits under the Clean Air Act, even without Congressional action. Finally, acts of Congress, particularly those such as the “American Clean Energy and Security Act of 2009” approved by the United States House of Representatives, as well as the decisions of lower courts, large numbers of states, and foreign governments could widely affect climate change regulation. Greenhouse gas legislation and regulation could have a material adverse effect on our business, financial condition, and results of operations.

Research and Development

During the years ended December 31, 2011 and 2010, the Company spent no amounts on research and development activities.

Reports to Security Holders

The Company’s annual report contains audited financial statements. We are not required to deliver an annual report to security holders and will not automatically deliver a copy of the annual report to our security holders unless a request is made for such delivery. We file all of our required reports and other information with the Securities and Exchange Commission (the “Commission”). The public may read and copy any materials that are filed by the Company with the Commission at the Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms filed by us with the Commission have also been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at www.sec.gov.

ITEM 1A.       RISK FACTORS

Not required for smaller reporting companies.

ITEM 1B.        UNRESOLVED STAFF COMMENTS

Not required for smaller reporting companies.

ITEM 2.          PROPERTIES

The Company maintains its offices at 90 Madison Street, Suite 701, Denver, Colorado 80206. We pay no rent for the use of this office. We do not believe that we will need to maintain a larger office at any time in the foreseeable future in order to carry out its operations.

ITEM 3.          LEGAL PROCEEDINGS

We currently are not a party to any material legal proceedings and to our knowledge no such proceedings are threatened or contemplated.

ITEM 4.          (REMOVED AND RESERVED)

Removed and reserved.

PART II

ITEM 5.          MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are quoted on the OTCQB under the symbol “AVNI”, a service maintained by the OTC Market Group, Inc. Trading in the common stock in the over‑the‑counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions.

The following table indicates the high and low bid prices of our common shares during the periods indicated:

QUARTER ENDED	HIGH BID	LOW BID
December 31, 2011	$0.30	$0.15
September 30, 2011	$0.20	$0.20
June 30, 2011	$0.49	$0.22
March 31, 2011	$0.52	$0.22
December 31, 2010	$1.00	$0.20
September 30, 2010	$0.90*	$0.33*
June 30, 2010	$0.50*	$0.32*
March 31, 2010	$0.60*	$0.20*

            *Market prices have been adjusted to reflect a 20-1 consolidation effected September 30, 2010.

The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Capital Stock

The following is a summary of the material terms of the Company’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of April 13, 2012 there were 55 shareholders of record holding a total of 885,130 shares of fully paid and non-assessable common stock of the 250,000,000 shares of common stock, par value $0.001, authorized. The board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Warrants

As of April 13, 2012 the Company had no outstanding warrants to purchase shares of our common stock.

Stock Options

As of April 13, 2012 the Company had no outstanding stock options to purchase shares of our common stock.

Convertible Securities

As of April 13, 2012 the Company had no outstanding stock options to purchase shares of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has not authorized any securities for issuance under any equity compensation plan.

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

The Company has not repurchased any shares of its common stock during the year ended December 31, 2011 or since that date through April 13, 2012.

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

The Company has not repurchased any shares of its common stock during the year ended December 31, 2011 or since that date through April 13, 2012.

Dividends

The Company has not declared any cash dividends since inception and does not anticipate paying any dividends in the near future. The payment of dividends is within the discretion of the board of directors and will depend on our earnings, capital requirements, financial condition, and other relevant factors.  There are no restrictions that currently limit the Company's ability to pay dividends on its common stock other than those generally imposed by applicable state law.

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2011, there were no sales of securities.

Trading Information

The Company’s common stock is currently approved for quotation under the symbol “AVNI”. The information for our transfer agent is as follows:

Interwest Transfer Company

1981 E. Murray-Holladay Road

Holladay, Utah 84117–5164

(801) 272-9294.

Section 15(g) of the Securities Exchange Act of 1934

Our Company’s shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

The application of the penny stock rules may affect your ability to resell your shares.

ITEM  6.         SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM  7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this annual report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31.

Discussion and Analysis

The Company’s plan of operation over the next twelve months is to identify and acquire a suitable business opportunity. We will require a minimum of $50,000 in funding over the next 12 months to maintain current operations and seek out a suitable business opportunity. Should we identify a new opportunity within this time frame, for acquisition or development, the Company will most likely need additional funding to complete any given transaction. The amount of funding required will depend on the opportunity and is not determinable at this time.

We anticipate that the required prospective funding will be in the form of equity financing from the sale of our common stock since we have no assets with which to secure debt financing other than that procured in small unsecured advances from shareholders. However, the Company does not have any financing arranged and cannot provide any assurance that it will be able to realize sufficient funding from the sale of our common stock to maintain operations. Management is currently considering all avenues available to obtain the financing required to maintain operations while seeking out a suitable business opportunity.

Accordingly, we will require continued financial support from our shareholders and creditors until we are able to generate sufficient cash flow from operations to maintain operations on a sustained basis. There is substantial doubt that we will be successful at achieving these results.

Results of Operations

During the year ended December 31, 2011, the Company (i) sought out prospective business opportunities; and (ii) satisfied continuous public disclosure requirements.

Our operations for the years ended December 31, 2011 and 2010 are summarized below.

	2011	2010
Operating Expenses:
General and Administration	$ 300,764	$ 103,388
Depreciation	$ -	$ 103
Loss from operations	$ 300,764	$ 103,491
Interest expense	$ 45,951	$ 42,751
Foreign exchange (gain) loss	$ (35,266)	$ (19,814)
Comprehensive Loss for the Period	$ 311,449	$ 126,428

Comprehensive Losses for the Periods Presented

For the period from January 1, 2010, to December 31, 2011, the Company recorded a net loss of $437,877. We realized a comprehensive loss for the year ended December 31, 2011 of $311,449 compared with a comprehensive loss of $126,428 for the year ended December 31, 2010. Our comprehensive losses rose due to a significant increase in general and administrative expenses due primarily to increased costs associated with travel with increased to $156,165 in the period ended December 31, 2011 as compared to $8,565 in the period ended December 31, 2010, increased costs associated with management compensation which increased to $84,704 in the period ended December 31, 2011 as compared to $53,988 in the period ended December 31, 2010 offset by unrealized foreign exchange gains in period ended December 31, 2011 of $35,266 as compared to $19,814 in the period ended December 31, 2010 due to the relative increase in the value of the Canadian currency used to pay liabilities accrued in foreign currencies.

We did not generate revenue during this period and expect to continue to incur losses though expenses over the next twelve months are expected to be comparable to the current year or until such time as a new business opportunity is concluded.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from January 1, 2010, to December 31, 2011.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carry-forward and start up costs that will offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources, and stockholders’ deficit. The Company had current and total assets of $1,734 as of December 31, 2011, consisting solely of cash and a working capital deficit of $1,979,131 as compared to current and total assets of $2,074, consisting solely of cash and a working capital deficit of $1,667,682 as of December 31, 2010. Net stockholders' deficit in the Company was $1,979,131 at December 31, 2011 as compared to a net stockholder’s deficit in the Company of $1,667,682 at December 31, 2010.

Cash Used in Operating Activities

Cash flow used in operating activities was $83,528 for the period from January 1, 2010, to December 31, 2011. Cash flow used in operating activities for the twelve month period ended December 31, 2011 was $49,755 as compared to $33,773 for the twelve month period ended December 31, 2010. The change in cash flows used in operating activities over the current period can be attributed to the increase in net loss in the current twelve month period due primarily to increases in administrative expenses. Our cumulative cash flow used in operating activities was used on accounting, administration, consulting, legal expenses and filing fees. We expect to continue to use cash flow in operating activities over the next twelve months or until such time as the Company can generate sufficient revenue to transition away from net losses from operations.

Cash Used in Investing Activities

Cash flow used in investing activities was $0 for the period from January 1, 2010, to December 31, 2011. We do expect to use cash flow in investing activities in connection with the development or acquisition of a suitable business opportunity. Until such time as such unidentified opportunity is concluded, we do not expect to use cash flows in investing activities.

Cash Flows from Financing Activities

Cash flow provided from financing activities was $84,728 for the period from January 1, 2010, to December 31, 2011.  Cash flow provided by financing activities for the twelve months ended December 31, 2011 increased to $49,415 as compared to $35,313 for the twelve months ended December 31, 2010. The increase in cash flow provided from financing activities over the comparative twelve month periods can be attributed to the procurement of unsecured shareholder loans bearing interest at 6% per annum.  We expect to continue to use cash flow provided by financing activities to raise addition funds to maintain operations and seek out suitable business opportunities.

The Company’s current assets are insufficient to conduct its plan of operation over the next twelve (12) months. We will have to seek at least $50,000 in debt or equity financing over the next twelve months to maintain operations.  The Company has no current commitments or arrangements with respect to, or immediate sources of this funding. Further, no assurances can be given that funding is available. The Company’s shareholders are the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and the Company has no agreement formal or otherwise. The Company’s inability to obtain sufficient funding to maintain operations will have a material adverse affect on its ability to fulfill its current plan of operation to search for suitable business opportunities.

The Company does not intend to pay cash dividends in the foreseeable future.

The Company had no lines of credit or other bank financing arrangements as of December 31, 2011.

The Company had no commitments for future capital expenditures that were material at December 31, 2011.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off-Balance Sheet Arrangements

As of December 31, 2011, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Future Financings

We anticipate continuing to rely on debt or equity sales of our shares of common stock in order to continue to fund our business operations. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our plan of operations.

Critical Accounting Policies

In Note 2 to the audited financial statements for the years ended December 31, 2011 and 2010, included in our Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position.  The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States.

The preparation of financial statements requires Company management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, the Company evaluates estimates. The Company bases its estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities.  The actual results may differ from these estimates under different assumptions or conditions.

Going Concern

The Company’s auditors have expressed an opinion as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $23,143,299 and negative cash flows from operating activities as of December 31, 2011.  The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources.  Management’s plan to address the Company’s ability to continue as a going concern includes: (i) obtaining funding from the private placement of debt or equity; and (ii) realizing revenues from its prospective development or acquisition of a suitable business opportunity.  Management believes that it will be able to obtain funding to allow the Company to remain a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful.

Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this current report, with the exception of historical facts, are forward-looking statements. Forward-looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

•         our anticipated financial performance and business plan;

•         the sufficiency of existing capital resources;

•         our ability to raise additional capital to fund cash requirements for future operations;

•         uncertainties related to the Company’s future business prospects;

•         our ability to generate revenues from future operations;

•         the volatility of the stock market and;

•         general economic conditions.

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated. We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

Stock-Based Compensation

We have adopted Accounting Standards Codification Topic (“ASC”) 718, Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.

We account for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 505. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services.

Recent Accounting Pronouncements

Please see Note 2 to our financial statements for a discussion of recent accounting pronouncements.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the year ended December 31, 2011, as set forth below, are included with this Annual Report on Form 10-K. Our audited financial statements are prepared on the basis of accounting principles generally accepted in the United States and are expressed in U.S. dollars.

PAGE
Auditors’ Report	F-1
Consolidated Balance Sheets, December 31, 2011 and 2010	F-2
Consolidated Statements of Operations for the years ended December 31, 2011 and 2010 and cumulative amounts from the beginning of the development stage on January 1, 2010 to December 31, 2011	F-3
Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010 and cumulative amounts from the beginning of the development stage on January 1, 2010 to December 31, 2011	F-4
Consolidated Statements of Changes in Stockholders’ Equity for the year ended December 31, 2011	F-5
Notes to Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Arvana Inc.

We have audited the accompanying consolidated balance sheets of Arvana Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, stockholders' deficiency and cash flows for the years ended December 31, 2011 and 2010. Arvana Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arvana Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended and for the cumulative amounts from the beginning of the development stage on January 1, 2010 to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company generated negative cash flows from operating activities during the past year. The Company has an accumulated deficit of $23,143,299 for the year ended December 31, 2011. This raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Accountants

April 11, 2012

/s/ DAVIDSON & COMPANY”

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Accountants

Arvana Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets

(Expressed in US Dollars)

	December 31,	December 31,
	2011	2010
ASSETS

Current assets:
Cash	$1,734	$2,074

Total assets	$1,734	$2,074

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$695,550	$657,603
Loans payable stockholders (Note 3)	604,930	604,653
Loans payable related party (Note 3)	118,833	100,000
Loans payable (Note 3)	44,833	25,000
Amounts due to related parties (Note 3)	516,719	282,500
Total current liabilities	1,980,865	1,669,756

Stockholders' deficiency
Common stock, $0.001 par value 5,000,000 authorized,
885,130 and 1,060,130 shares issued and outstanding at
December 31, 2011 and 2010, respectively (Note 4)	885	1,060
Additional paid-in capital	21,166,619	21,446,444
Deficit	(22,705,422)	(22,705,422)
Deficit accumulated during the development stage	(437,877)	(126,428)
	(1,975,795)	(1,384,346)
Less: Treasury stock – 2,085 and 177,085 common shares at December 31, 2011 and 2010, respectively	(3,336)	(283,336)
Total stockholders’ deficiency	(1,979,131)	(1,667,682)

	$1,734	$2,074

The accompanying notes are an integral part of these consolidated financial statements.

Arvana Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in US Dollars)

	For the year ended		Cumulative amounts from the beginning of the development stage on
	December 31,		January 1, 2010 to
	2011	2010	December 31, 2011

Operating expenses
General and administrative	$300,764	$103,388	$ 404,152
Depreciation	-	103	103
Total operating expenses	300,764	103,491	404,255

Loss from operations	(300,764)	(103,491)	(404,255)

Interest expense	(45,951)	(42,751)	(88,702)
Foreign exchange gain	35,266	19,814	55,080

Net loss and comprehensive loss for the year	$(311,449)	$(126,428)	$ (437,877)

Per common share information – basic and diluted:
Weighted average shares outstanding	1,004,514	1,060,130

Net loss per common share – basic and diluted	$(0.31)	$(0.12)

The accompanying notes are an integral part of these consolidated financial statements

Arvana Inc. and Subsidiaries
(A Development Stage Company)

Consolidated Statements of Cash Flows
(Expressed in US Dollars)

	For the year ended		Cumulative amounts from the beginning of the development stage on
	December 31,		January 1, 2010 to
	2011	2010	December 31, 2011

Cash flows from operating activities
Net loss for the period	$(311,449)	$(126,428)	$ (437,877)

Items not involving cash:
Depreciation and amortization	-	103	103
Unrealized foreign exchange	(27,424)	(23,388)	(50,812)
Changes in non-cash working capital:
Accounts payable and accrued liabilities	52,205	44,362	106,322
Amounts due to related parties	236,913	71,578	298,736
Net cash used in operations	(49,755)	(33,773)	(83,528)

Cash flows from financing activities
Proceeds of loans payable stockholders	14,749	6,313	21,062
Proceeds of loans payable related parties	14,833	4,000	18,833
Proceeds of loans payable	19,833	25,000	44,833
Net cash provided by financing activities	49,415	35,313	84,728

Increase (decrease) in cash	(340)	1,540	1,200
Cash , beginning of period	2,074	534	534
Cash, end of period	$1,734	$2,074	$ 1,734

Supplementary information
Cash paid for interest	$-	$-
Cash paid for income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Arvana Inc. and Subsidiaries
(A Development Stage Company)

Consolidated Statement of Stockholders' Deficiency
For the year ended December 31, 2011

(Expressed in US Dollars)

	Common Shares		Additional Paid-		Deficit Accumulated During Development	Treasury			Total Stockholders’
	Shares	Amount	in Capital	Deficit	Stage	Shares	Amount		(Deficiency)
From Inception to December 31, 2009	1,060,130	$21,203	$21,426,301	$(22,705,422)	$-	(177,085)		$(283,336)	$(1,541,254)
Net loss for the year ended December 31, 2010					(126,428)				$(126,428)
Adjustment of par value		(20,143)	20,143
Balance December 31, 2010	1,060,130	1,060	21,446,444	(22,705,422)	(126,428)	(177,085)		(283,336)	(1,667,682)
Cancellation of treasury stock	(175,000)	(175)	(279,825)			175,000		280,000
Net loss for the year ended December 31, 2011					(311,449)		$		(311,449)
Balance December 31, 2011	885,130	$885	$21,166,619	$(22,705,422)	$(437,877)	(2,085)		$(3,336)	$(1,979,131)

The accompanying notes are an integral part of these consolidated financial statements.

Arvana Inc. and Subsidiaries

(A Development Stage Company)
Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011 and 2010

(Expressed in U.S. Dollars)

1. Nature of Business and Ability to Continue as a Going Concern

Arvana Inc. (“our”, “we”, ”us” and the “Company”) was incorporated under the laws of the State of Nevada as Turinco, Inc. on September 16, 1977, with authorized common stock of 2,500 shares with a par value of $0.25. On October 16, 1998, the authorized capital stock was increased to 100,000,000 common shares with a par value of $0.001 and a forward common stock split of eight shares for each outstanding share. In 2005, we completed another forward common stock split of nine shares for each outstanding share. On July 24, 2006, the shareholders approved a change of the Company’s name from Turinco, Inc. to Arvana Inc. On September 30, 2010, the authorized capital stock was decreased to 5,000,000 common shares with a par value of $0.001 and effected a reverse split of one share for every twenty shares outstanding.

These consolidated financial statements for the year ended December 31, 2011 include the accounts of the Company and its subsidiary Arvana Networks Inc. (including its wholly-owned subsidiaries, Arvana Participaçōes S.A.  (“Arvana Par”) and Arvana Comunicações do Brasil S. A. (“Arvana Com”)). The Company has ceased all operations in its subsidiary companies, and has written-off or disposed of all assets in the subsidiary companies, consequently they are now all considered to be inactive subsidiaries. As a result of this inactivity, the Company entered into a new development stage as of January 1, 2010.

Our reporting currency and functional currency is the United States dollar (“US Dollar”) and the accompanying consolidated financial statements have been expressed in US Dollars.

These consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. For the year ended December 31, 2011, the Company incurred a loss from operations of $311,449. At December 31, 2011, the Company had a working capital deficiency of $1,979,131. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

For the Years Ended December 31, 2011 and 2010

(Expressed in U.S. Dollars)

2. Summary of Significant Accounting Policies

a) Basis of presentation
The Company is in the process of evaluating business opportunities and is a development stage company. The Company’s fiscal year end is December 31. The accompanying consolidated financial statements of Arvana Inc. for the years ended December 31, 2011 and 2010, and for the cumulative amounts from the beginning of the development stage on January 1, 2010, through December 31, 2011, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for financial information with the instructions to Form 10-K and Regulation S-K. Results are not necessarily indicative of results which may be achieved in the future.

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

d) Foreign currency translation and transactions
When translating the Brazilian subsidiary operations to the Company’s reporting currency non monetary assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate in effect on the transaction date. Revenue and expenses are translated at the average rates of exchange prevailing during the periods.

Transactions conducted in foreign currencies are recorded using the exchange rate in effect on the transaction date. At the period end, monetary assets and liabilities are translated to the functional currency of each entity using the exchange rate in effect at the period end date. Transaction gains and losses are recorded in foreign exchange gain or loss in the statement of operations.

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

Arvana Inc. and Subsidiaries

(A Development Stage Company)
Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011 and 2010

(Expressed in U.S. Dollars)

2. Summary of Significant Accounting Policies (continued)

g) Financial instruments
Financial instruments of the Company are comprised of cash, accounts payable and accrued liabilities,  amounts due to related parties, loans payable – stockholders, loans payable – related parties, and loans payable. The estimated fair values of financial instruments were considered by management to be not materially different from their carrying values due to their short term to maturity or capacity for prompt liquidation.

The Company measures the fair value of financial assets and liabilities based on US GAAP guidance which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

The Company classifies financial assets and liabilities as held-for-trading, available-for-sale, held-to-maturity, loans and receivables or other financial liabilities depending on their nature. Financial assets and financial liabilities are recognized at fair value on their initial recognition, except for those arising from certain related party transactions which are accounted for at the transferor’s carrying amount or exchange amount.

Financial assets and liabilities classified as held-for-trading are measured at fair value, with gains and losses recognized in net income.  Financial assets classified as held-to-maturity, loans and receivables and financial liabilities other than those classified as held-for-trading are measured at amortized cost, using the effective interest rate method of amortization.  Financial assets classified as available-for-sale are measured at fair value, with unrealized gains and losses being recognized as other comprehensive income until realized, or if an unrealized loss is considered other than temporary, the unrealized loss is recorded in income.

The following indicates the fair value hierarchy of the valuation techniques the Company utilizes to determine the fair value of financial assets that are measured at fair value on a recurring basis.

Level 1 – Unadjusted quoted prices in active markets for identical assets and liabilities;

Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and

Level 3 – Inputs that are not based on observable market data.

Financial instruments, including accounts payable and accrued liabilities, amounts due to related parties, loans payable – stockholders, loans payable-related parties, and loans payable are classified as other financial liabilities and carried at cost, which management believes approximates fair value due to the short term nature of these instruments.  Cash is classified as held-for-trading, with unrealized gains and losses being recognized in income, is based on level one quoted prices in active markets for identical assets and liabilities.

Arvana Inc. and Subsidiaries

(A Development Stage Company)
Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011 and 2010

(Expressed in U.S. Dollars)

2. Summary of Significant Accounting Policies (continued)

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

Arvana Inc. and Subsidiaries

(A Development Stage Company)
Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011 and 2010

(Expressed in U.S. Dollars)

2. Summary of Significant Accounting Policies (continued)

m) Recent accounting pronouncements

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement:  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs,” amending Accounting Standards Codification (“ASC”) Topic 820.  Although ASU 2011-04 deals primarily with development of a single fair value framework for US GAAP and International Financial Reporting Standards, the ASU also contains additional guidance on fair value measurements.  Among other things, ASU 2011-04: clarifies how a principal market is determined; addresses the fair value measurement or counterparty credit risks and the concept of valuation premise and highest and best use of nonfinancial assets; prescribes a model for measuring the fair value of an instrument classified in shareholders’ equity; limits the use of premiums or discounts based on the size of a holding; and requires certain new disclosures, including disclosures of all transfers between Levels 1 and 2 of the fair value hierarchy, whether or not significant, and additional disclosures regarding unobservable inputs and valuation processes for Level 3 measurements.  The guidance in ASU 2011-04 is to be applied prospectively, and is effective for the Company for interim and annual periods beginning on or after December 15, 2011.  The Company does not expect that adoption of the guidance will have a material impact on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” amending Topic 220.  The amendments provide that an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The ASU does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, nor does it require any transition disclosures.  The amendments in this ASU are to be applied retrospectively, and are effective for fiscal years and interim periods beginning after December 15, 2011.  Early adoption is permitted.  In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the effective date of a requirement in ASU 2011-05 related to reclassifications of items out of accumulated other comprehensive income.  The deferral of the effective date was made to allow the FASB time to consider whether to require presentation on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210):  Disclosures about Offsetting Assets and Liabilities,” amending Topic 210.  The amendments require an entity to disclose both gross and net information about both instruments and transactions that are eligible for offset on the balance sheet and instruments and transactions that are subject to an agreement similar to a master netting arrangement.  This guidance is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods, with retrospective disclosure for all comparative periods presented.  The Company is evaluating the impact of the ASU but does not expect that adoption of the ASU will have a material impact on the Company’s consolidated financial statements.

Arvana Inc. and Subsidiaries

(A Development Stage Company)
Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011 and 2010

(Expressed in U.S. Dollars)

3. Amounts Due to Related Parties and Loans Payable to Stockholders

From February, 2007 until December 31, 2011 the Company received a number of loans from stockholders, related parties and unrelated third parties.  As of December 31, 2011 the Company had received loans of $604,930 (Euro 225,000; CAD 62,300; $ 251,800) (December 31, 2010 - $604,653: Euro 225,000; CAD 47,300; $ 255,800) from stockholders, loans of $118,833 (CAD 10,000; $ 109,000) (December 31, 2010 - $100,000) from a related party and loans of $44,833 (CAD 10,000; $ 35,000) (December 31, 2010 – $ 25,000) from unrelated third parties. All of the loans bear interest at 6% per annum.  The loans were made in 3 different currencies, Euros, Canadian Dollars and US Dollars.  All amounts reflected on these financial statements are expressed in US Dollars.  Repayment of the loans is due on closing of any future financing arrangement by the Company.  The balance of accrued interest of $156,015 and $123,104 is included in accounts payable and accrued expenses at December 31, 2011 and 2010, respectively.  Interest expense recognized on these loans was $45,951 for the year ended December 31, 2011, compared to $42,751 for the year ended December 31, 2010.

At December 31, 2011 and 2010, the Company had amounts due to related parties of $516,719 and $282,500, respectively.  This amount includes $136,100 at December 31, 2011 and 2010, payable to three former directors for services rendered during 2007. This amount is to be paid part in cash and part in stock at a future date with the number of common shares determined by the fair value of the shares on the settlement date. The amounts owing bear no interest, are unsecured, and have no fixed terms of repayment.

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

At December 31, 2011 and December 31, 2010, there were no stock options outstanding.  No options were granted, exercised or expired during the year ended December 31, 2011 or the year ended December 31, 2010.

On September 30, 2010, the Company completed a common stock reverse split of one share for each twenty shares outstanding. These consolidated financial statements have been prepared showing after reverse stock split shares with a par value of $0.001.

On September 6, 2011, the Company cancelled 175,000 shares of its treasury stock of which cancellation removed $175 from common stock and $279,825 from additional paid-in capital.

5. Segmented Information

The Company has no reportable segments.

Arvana Inc. and Subsidiaries

(A Development Stage Company)
Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011 and 2010

(Expressed in U.S. Dollars)

6. Deferred Income Taxes

Income tax benefits attributable to losses from United States of America operations was $Nil for the years ended December 31, 2011 and 2010, and differed from the amounts computed by applying the United States of America federal income tax rate of 34 percent to pretax losses from operations as a result of the following:

	2011	2010
Loss for the year before income taxes	$(311,449)	$(126,428)

Computed "expected" tax benefit	$(105,893)	$(42,986)
Deductible expenses	(11,990)	(6,702)
Change in valuation allowance	117,883	49,688
Income tax expense	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010 are presented below:

	2011	2010
Deferred tax assets:
Net operating loss carry forwards - US	$612,967	$495,084
Valuation allowance	(612,967)	(495,084)
Net deferred tax asset	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2011 and 2010 was $612,967 and $494,084, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in assessing the realizability of deferred tax assets. In order to fully realize the deferred tax asset attributable to net operating loss carryforwards, the Company will need to generate future taxable income of approximately $1,802,000 prior to the expiration of the net operating loss carry-forwards.

Arvana Inc. and Subsidiaries

(A Development Stage Company)
Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011 and 2010

(Expressed in U.S. Dollars)

7. Related Party Transactions

Other than amounts payable to related parties as disclosed below and in Note 3, the Company did not have any other related party transactions for the years ended December 31, 2011 and 2010.

Our chief executive officer and director has entered into a consulting arrangement on a month to month basis that provides for a monthly fee of $5,000. These amounts have been accrued and are currently unpaid.

Our chief financial officer and director has entered into a consulting agreement on a month to month basis that provides for a monthly fee of $2,000. These amounts have been accrued and are currently unpaid.

A director of the Company is due $60,000 for services rendered as a director as of December 31, 2011.

Our chief executive officer and director is owed $253,635 for unsecured non-interest bearing amounts due on demand loaned to the Company as of December 31, 2011.

Our chief executive officer and a director is owed $118,833 for unsecured amounts bearing 6% interest due on demand loaned to the Company as of December 31, 2011.

Our chief financial officer was owed $24,000 for services rendered as an officer as of December 31, 2011.

8. Subsequent Events

The Company evaluated its December 31, 2011 financial statements for subsequent events through the date the financial statements were issued. Except for the event discussed below, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Subsequent to December 31, 2011, the Company received loans totaling $15,000. These loans are unsecured, payable on demand and bear interest at the rate of 6% per annum.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.       CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2011 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify material weaknesses, management considers its internal control over financial reporting to be ineffective.

The matters involving internal control over financial reporting that our management considered to be material weaknesses were:

  lack of segregation of duties as we have an inadequate number of personnel to properly implement control procedures.

The aforementioned material weaknesses were identified by our chief executive officer and chief financial officer in connection with the review of our financial statements as of December 31, 2011.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee, the inadequate accounting personnel results in ineffective oversight in the monitoring of required internal controls over financial reporting, which weaknesses could result in a material misstatement in our financial statements in future periods.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and enhance our internal controls over financial reporting, the Company plans to initiate, the following measures:

  appoint an independent director or qualified person to the audit committee when such person is made available to the Company in order to the Audit Committee to provide proper oversight in the monitoring of required internal controls over financial reporting such as reviewing estimates and assumptions made by management.
  engage additional accounting personnel to ensure that the Company is able to properly implement internal control procedures at such time as funds become available for this purpose.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management’s report in this annual report.

Changes in internal control over financial reporting

During the period ended December 31, 2011, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

9B.                   OTHER INFORMATION

Not applicable.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of the Company:

Name	Age	Position
Sir John Baring (1)	65	Chairman of the Board of Directors
Zahir Dhanani (1)	56	Chief Executive Officer and Director
Arnold Tinter	67	Chief Financial Officer and Director
Robert Naso (1)	52	Director

(1)               Member of our Audit Commitee

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

Business Experience:

Sir John brings more than 30 years of banking and investing experience to the board. Since June 2002, Sir John has acted as a managing and founding member of Mercator Management LLC, a leading fund management company. We have concluded that Sir John should serve as a director because of his business experience.

Officer and Director Responsibilities and Qualifications:

Sir John is responsible for the overall management of the Company. Sir John is also a member of our Audit Committee.

Other Public Company Directorships in the Last Five Years:

Sir John has not been a director of any other public companies over the past five years.

We have concluded that Sir John should serve as a director because of his business experience.

Zahir Dhanani was appointed director on August 17, 2009 and Chief Executive Officer on July 27, 2010. He estimates that he spends approximately 15 percent of his time, approximately 6 hours per week, on the Company’s business.  He also has significant responsibilities with other companies, as detailed in the following paragraph.  He will serve until an annual meeting of the Company’s shareholders and his successor is elected and qualified.

Business Experience:

Mr. Dhanani is currently the President and CEO of Bread Garden Franchising Inc. He has been with Bread Garden since April 2004. Over the past 11 years Mr. Dhanani has also acted as a self-employed consultant providing financial consulting and advisory services to publicly traded companies listed on Canadian Stock Exchanges.

Officer and Director Responsibilities and Qualifications:

Mr Dhanani is responsible for the overall management of the Company and is involved in many of its day-to-day operations, finance and administration. Mr. Dhanani is also a member of our Audit Committee.

Other Public Company Directorships in the Last Five Years:

Over the past five years Mr. Dhanani has been a director of the following public companies: Terraco Gold Corp., a mineral exploration company from January 2011 to present; Jinhua Capital Corporation, a capital pool company from March 2012 to the present; Wangton Capital Corp., a capital pool company from March 2012 to the present.

We have concluded that Mr. Dahani should serve as a director as a result of his background and experience in business administration and corporate strategy.

Arnold Tinter was appointed director and Chief Financial Officer on July 27, 2010. He estimates that he spends approximately 15 percent of his time, approximately 6 hours per week, on the Company’s business.  He also has significant responsibilities with other companies, as detailed in the following paragraph.  He will serve until an annual meeting of the Company’s shareholders and his successor is elected and qualified.

Business Experience:

Mr. Tinter founded Corporate Finance Group, Inc., a consulting firm located in Denver, Colorado, in 1992, and is its President. Corporate Finance Group, Inc. is involved in financial consulting in the areas of strategic planning, mergers and acquisitions and capital formation.  He has provided CFO services to Spicy Pickle Franchising, Inc., a publically held company, from 2006 to October 2010, where his responsibilities included oversight of all accounting functions including SEC reporting, strategic planning and capital formation. Mr. Tinter has also provided CFO services to a number of public companies.  From April 2010 to the present he provides CFO services to Agrisolar Solutions, Inc., from January 17, 2012 to the present, to Barfresh Food Group, Inc., and from January 3, 2012 to the present to T.O Entertainment.

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

Officer and Director Responsibilities and Qualifications:

Mr. Tinter is responsible for many of the Company’s day-to-day operations, finance and administration. His responsibilities include oversight of all accounting functions including SEC reporting, strategic planning and capital formation.

Mr. Tinter received a B.S. degree in Accounting in 1967 from C.W. Post College, Long Island University, and is licensed as a Certified Public Accountant in Colorado and New York.  We have concluded that Mr. Tinter should serve as a director as a result of his background and experience in financial consulting.

Other Public Company Directorships in the Last Five Years:

Over the past five years Mr. Tinter has been a director of one other public company: Barfresh Food Group Inc, a food manufacturing and distribution company from January 2012 to present.

We have concluded that Mr. Tinter should serve as a director as a result of his background and experience in business administration and corporate strategy.

Robert Naso was appointed director on August 17, 2009. He also has significant responsibilities with other companies, as detailed in the following paragraph.  He will serve until an annual meeting of the Company’s shareholders and his successor is elected and qualified.

Business Experience:

Mr. Naso is currently a consultant with Salamat International Investments Corporation and was the General Manager of Bread Garden Franchising Inc., from April 2005 to December 2010. Prior to joining Bread Garden he was employed in the construction, hospitality and security industries in a variety of management positions.  We have concluded that Mr. Naso should serve as a director because of his business experience.

Officer and Director Responsibilities and Qualifications:

Mr. Naso is responsible for the overall management of the Company. Mr. Naso is also a member of our Audit Committee.

Mr. Naso graduated from the University of British Columbia with an MBA.

Other Public Company Directorships in the Last Five Years:

Mr. Naso has not been a director of any other public companies over the past five years.

We have concluded that Mr. Naso should serve as a director because of his business experience.

Audit Committee and Audit Committee Financial Expert

Our board of directors has established an Audit Committee that is comprised of Sir John Baring, Zahir Dhanani and Robert Naso.

Our board of directors has determined that Zahir Dhanani qualifies as an “audit committee financial expert”, as defined by the rules of the SEC though it has further determined that he should not be considered “independent” as that term is defined in Rule 121 of the American Stock Exchange (“AMEX”) listing standards.

The audit committee recommends independent accountants to audit its financial statements, discusses the scope and results of the audit with the independent accountants, considers the adequacy of the internal accounting controls, considers the audit procedures of the Company and reviews the non-audit services to be performed by the independent accountants.

Code of Ethics

We have adopted a Code of Ethics that applies to all the Company’s directors, officers and employees. A copy of our Code of Ethics was incorporated by reference in our previously filed on Form 10-KSB for fiscal 2006 as an exhibit.

Significant Employees

We do not have any other significant employees, other than our directors and executive officers named above.

Term of Office

The Company’s directors are appointed for a one (1) year term to hold office until the next annual shareholders meeting or until removed from office in accordance with the Company’s bylaws. The Company’s executive officers are appointed by the board of directors and hold office until removed by the board.

Involvement in Certain Legal Proceedings

During the past ten years there are no events that occurred related to an involvement in legal proceedings that are material to an evaluation of the ability or integrity of the Company directors, or persons nominated to become directors or executive officers.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended December 31, 2011 all such filing requirements applicable to our officers and directors were complied with, except that Messrs. Dhanani and Tinter should have filed Forms 3 when they became officers and directors of the Company.

ITEM 11.        EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The objective of the Company’s compensation program is to incentivize our chief executive officer and chief financial officer for services rendered. The compensation program is comprised solely of a consulting fee. We utilize this form of compensation because we feel that this compensatory element is adequate to retain and motivate our executive officer. The amounts we have deemed appropriate to compensate our executive officer were determined in accordance with compensatory packages for other development stage companies though we have no specific formula to determine compensation. While we have deemed that our current compensatory program is appropriately suited for accomplishing our current objectives, in the future we may expand our compensation program to include additional benefits as the Company realizes those objectives.

Executive compensation for our chief executive officer for the periods ended December 31, 2011, and December 31, 2010 were $60,704 and $24,346 respectively. An amount of $28,789 was also paid for the period ended December 31, 2010 to our former chief executive officer and chief financial officer. Executive compensation for our chief financial officer for the periods ended December 31, 2011 and December 31, 2010 were $24,000 and $0 respectively.

The increase in executive compensation for services rendered in the current annual period over the prior annual period can be attributed to the appointment of a new chief executive officer and new chief financial officer in 2010. Executive compensation is expected to expand in future periods to include salaries, stock awards and stock options in the event the Company is successful in the development of a suitable business opportunity.

Table

The following table provides summary information for 2011 and 2010 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and the chief financial officer and (ii) any other employee to receive compensation in excess of $100,000.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation($)	All Other Compensation ($)	Total ($)
Zahir Dhanani CEO, and Director (1)	2011 2010	60,704 24,346	- -	- -	- -	- -	- -	- -	60,704 24,346
Arnold Tinter CFO, PAO, and Director (2)	2011 2010	24,000 -	- -	- -	- -	- -	- -	- -	24,000 -
Wayne Smith Former CEO, CFO, PAO, and Director (3)	2011 2010	- 28,759	- -	- -	- -	- -	- -	- -	- 28,759

(1)           Mr. Dhanani was appointed director on August 17, 2009 and chief executive officer on July 27,         2010.

(2)           Mr. Tinter was appointed as our chief financial officer and director on July 27, 2010.

(3)           Mr. Smith was appointed as our chief financial officer on May 8, 2007 and our chief executive officer on December 7, 2007 and held these positions until July 27, 2010.

Outstanding Equity Awards as of December 31, 2011

There were no outstanding equity awards as of December 31, 2011 for any of our named executive officers.

No share purchase options were granted to or exercised by our named executive officers during our fiscal year ended December 31, 2011.

Long-Term Incentive Plans

We do not have any long-term incentive plans, pension plans, or similar compensatory plans for our directors or executive officers.

Change of Control Agreements

We are not party to any change of control agreements with any of our directors or executive officers.

Compensation of Directors

The following table summarizes the compensation of our company’s directors for the year ended December 31, 2011:

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

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially (1) as at April 13, 2012 by: (i) each of our directors, (ii) each of our executive officers, (iii) our executive officers and directors as a group, and (iv) each beneficial shareholder known to us to own more than 5% of our outstanding common stock. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Common Shares	Percentage of Common Shares(1)
Directors and Officers
Common Stock	Zahir Dhanani, CEO and director 90 Madison Street, Suite 701, Denver, CO 80206	-	-
Common Stock	Arnold Tinter, CFO and director 90 Madison Street, Suite 701, Denver, CO 80206	-	-
Common Stock	Robert Naso, director 90 Madison Street, Suite 701, Denver, CO 80206	-	-
Common Stock	Sir John Baring, director 90 Madison Street, Suite 701, Denver, CO 80206	14,625	1.6%
Common Stock	All Directors and Executive Officers as a Group (4 persons)	14,625	1.6%
5% Shareholders
Common Stock	-	-	-

(1)                 Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 13, 2012. The percentage calculations are based on the aggregate of 885,130 shares issued and outstanding as at April 13, 2012.

Change of Control

We are not aware of any arrangement that might result in a change in control in the future.

Plan Category	Number of securities to be issued upon exercise of outstanding options.	Exercise price	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by security holders	-0-	N/A	88,513
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Equity Compensation Plan Information as at December 31, 2011

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in−laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year or in any presently proposed transaction which, in either case, has or will materially affect us except the following consulting agreement, for the rendition of consulting services:

•         Zahir Dhanani, our chief executive officer and director has entered into a consulting arrangement on a month to month basis that provides for a monthly fee of $5,000.

  Arnold Tinter, our chief financial officer and director has entered into a consulting agreement on a month to month basis that provides for a monthly fee of $2,000.
  Sir John Baring, a director of the Company is due $60,000 for services rendered as a director as of December 31, 2011.
  Zahir Dhanani, our chief executive officer and director is owed $253,635 for unsecured non-interest bearing amounts due on demand loaned to the Company as of December 31, 2011.
  Zahir Dhanani, our chief executive officer and a director is owed $118,833 for unsecured amounts bearing 6% interest due on demand loaned to the Company as of December 31, 2011.
  Arnold Tinter, our chief financial officer was owed $24,000 for services rendered as an officer as of December 31, 2011.

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

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth information regarding the amount billed to us by our independent auditor, Davidson & Company, LLP, for our fiscal years ended December 31, 2011 and 2010:

	Years ended December 31
	2011	2010
Audit Fees:	$15,000	$15,000
Audit Related Fees:	$ 8,250	$ 8,250
Tax Fees:	$ -	$ -
All Other Fees:	$ -	$ -
Total:	$23,250	$23,250

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

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

Our Audit Committee pre-approves all audit services to be provided to us by our independent auditors. Our Audit Committee’s policy regarding the pre-approval of non-audit services to be provided to us by our independent auditors is that all such services shall be pre-approved by the Audit Committee. Non-audit services that are prohibited to be provided by our independent auditors may not be pre-approved. In addition, prior to the granting of any pre-approval, our Audit Committee must be satisfied that the performance of the services in question will not compromise the independence of the auditors.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-13, and are included as part of this Form 10-K:

Consolidated financial Statements of the Company for the years ended December 31, 2011 and 2010:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Loss

Consolidated Statement of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 31 of this Form 10-K, and are incorporated herein by this reference.

(c) Financial Statement Schedules

We are not filing any financial statement schedules as part of this Form 10-K because such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

The following exhibits are included with this Annual Report on Form 10-K:

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARVANA INC.

By:	/s/ Zahir Dhanani
Zahir Dhanani, Chief Executive Officer and Director

Date:	April 13, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Zahir Dhanani
Zahir Dhanani, Chief Executive Officer and Director

Date:	April 13, 2012

By:	/s/ Arnold Tinter
Arnold Tinter, Chief Financial Officer, Principal Accounting Officer and Director

Date:	April 13, 2012

By:	/s/ Sir John Baring
Sir John Baring
Director

Date:	April 13, 2012
By:	/s/ Robert Naso
Robert Naso
Director

Date:	April 13, 2012

EXHIBIT INDEX

Regulation S-K Number	Exhibit
2.1	Agreement and Plan of Reorganization between the Company, Arvana Networks, Inc. and the Shareholders of Arvana Networks, Inc. dated August 18, 2005(1)
3.1	Articles of Incorporation(2)
3.2	Bylaws, as amended(2)
3.3	Amendment to Articles of Incorporation (3)
10.1	2006 Stock Option Plan, dated June 5, 2006(4)
14.1	Code of Ethics (5)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act (6)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (6)
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)
101.INS	XBRL Instance Document(7)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase(7)
101.LAB	XBRL Taxonomy Extension Label Linkbase(7)
101.DEF	XBRL Taxonomy Extension Label Linkbase(7)
101.CAL	XBRL Taxonomy Extension Label Linkbase(7)
101.SCH	XB RL Taxonomy Extension Label Linkbase(7)

(1)	Previously filed with the SEC as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2005.
(2)	Previously filed with the SEC as an exhibit to the Company’s registration statement on Form 10- SB filed with the SEC on May 24, 2000.
(3)	Previously filed with the SEC as an exhibit to the Company’s registration statement on Form 8-K filed with the SEC on October 12, 2010.
(4)	Previously filed with the SEC as an exhibit to the Company’s Quarterly Report on Form 8-K filed with the SEC on June 7, 2006.
(5)	Previously filed with the SEC as an exhibit to the Company’s Annual Report on Form 10-KSB filed with the SEC on April 16, 2007.
(6)	Filed as an exhibit to this Annual Report on Form 10-K.
(7)

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.