Form 10-Q
period 2012-03-31
ARVANA INC
filed 2012-05-11
CIK 1113313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☑

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

quarterly period ended March 31, 2012

 ☐

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

transition period from

to

.

000-30695

(Commission file number)

ARVANA INC.

(Exact name of registrant as specified in its charter)

NEVADA

87-0618509

State or other jurisdiction of

(I.R.S. Employer

incorporation or organization

Identification No.)

90 Madison Street, Suite 701, Denver, Colorado 80206

(Address of principal executive offices) (Zip Code)

(303) 329-3008

(Registrant’s telephone number, including area code)

N/A

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-

accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,”

“accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the

Exchange Act). Yes ☑   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares outstanding of the issuer’s common stock, $0.001 par value (the only class of voting stock), at May 13, 2012 was 885,130.

TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION

Item 1.      Financial Statements

3

Item 2.      Management’s Discussion and Analysis of Financial Condition and

Results of Operations

11

Item 3.      Quantitative and Qualitative Disclosure About Market Risk

16

Item 4.      Controls and Procedures

16

PART II  OTHER INFORMATION

Item 1.      Legal Proceedings

17

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

17

Item 3.      Defaults Upon Senior Securities

17

Item 4.      (Removed and Reserved)

17

Item 5.      Other Information

17

Item 6.      Exhibits

17

Signatures

18

ITEM 1.

FINANCIAL STATEMENTS

As used herein, the terms “Company,” “we,” “our,” “us,” “it,” and “its” refer to Arvana Inc., a Nevada corporation and it’s wholly owned subsidiaries, unless otherwise indicated.  In the opinion of management, the accompanying unaudited financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Arvana Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

March 31,

December 31,

2012

2011

(Unaudited)

ASSETS

Current assets:

Cash

$

1,707

$

1,734

Total assets

$

1,707

$

1,734

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities

Accounts payable and accrued liabilities

$    725,759

$    695,550

Loans payable stockholders (Note 3)

614,271

604,930

Loans payable related party (Note 3)

119,025

118,833

Loans payable (Note 3)

45,025

44,833

Amounts due to related parties (Note 3)

591,729

516,719

Total current liabilities

2,095,809

1,980,865

Stockholders' deficiency

Common stock, $.001 par value 5,000,000 shares authorized

885,130 shares issued and outstanding at

March 31, 2012 and at December 31, 2011 (Note 4)

885

885

Additional paid-in capital

21,166,619

21,166,619

Deficit

(22,705,422)

(22,705,422)

Deficit accumulated during the development stage

(552,848)

(437,877)

(2,090,766)

(1,975,795)

Less: Treasury stock - 2,085 common shares at

March 31, 2012 and at December 31, 2011

(3,336)

(3,336)

Total stockholders’ deficiency

(2,094,102)

(1,979,131)

Total liabilities and deficiency

$

1,707

$

1,734

The accompanying notes are an integral part of these consolidated financial statements.

Arvana Inc.

(A Development Stage Company)

Condensed Consolidated Statement of Operations

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

Cumulative

Amounts from the

Beginning of the

Development

Three Months Ended

Stage on

March 31,

January 1, 2010 to

2012

2011

March 31, 2012

Operating expenses

General and administrative

$

77,120      $

53,793     $

481,272

Depreciation

-

-

103

Total operating expenses

77,120

53,793

481,375

Loss from operations

(77,120)

(53,793)

(481,375)

Interest expense

(11,675)

(11,233)

(100,377)

Foreign exchange gain (loss)

(26,176)

(41,889)

28,904

Net loss and Comprehensive

loss

$

(114,971)     $     (106,915)    $

(552,848)

Per share information - basic and diluted:

Weighted average shares outstanding

885,130

1,060,130

Net loss per share

$

(0.13)    $

(0.10)

The accompanying notes are an integral part of these consolidated financial statements.

Arvana Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Cumulative

amounts from the

beginning of the

For the three months ended

development stage

on

March 31,

January 1, 2010 to

2012

2011

March 31, 2012

Cash flows from operating activities

Net loss for the period

$   (114,971)

$   (106,915)

$

(552,848)

Adjustments to reconcile net loss to net cash

used

in operating activities:

Depreciation and amortization

-

-

103

Unrealized foreign exchange

26,001

41,268

(24,811)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities

19,564

31,428

125,886

Amounts due to related parties

69,379

34,192

368,115

Net cash used in operations

$

(27)

$

(27)

$

(83,555)

Cash flows from financing activities

Proceeds of loans payable stockholder

-

10,000

21,062

Proceeds of loans payable related parties

-

-

18,833

Proceeds of loans payable

-

-

44,833

Net cash provided by financing activities

-

10,000

84,728

Increase (decrease) in cash

(27)

9,973

1,173

Cash, beginning of period

1,734

2,074

534

Cash, end of period

$

1,707

$

12,047

$

1,707

Supplementary information

Cash paid for interest

$

-

$

-

Cash paid for income taxes

$

-

$

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

These consolidated financial statements for the three month period ended March 31, 2012 include the accounts of the Company and its subsidiary Arvana Networks Inc. (including its wholly-owned subsidiaries, Arvana Participaçōes S.A.  (“Arvana Par”) and Arvana Comunicações do Brasil S. A.

(“Arvana Com”)). The Company has ceased all operations in its subsidiary companies, and has written-

off or disposed of all assets in the subsidiary companies, consequently they are now all considered to be inactive subsidiaries. As a result of this inactivity, the Company entered into a new development stage as of January 1, 2010.

Our functional currency and reporting currency is the United States dollar (“US Dollar”) and the accompanying consolidated financial statements have been expressed in US Dollars.

These consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. For the three month period ended March 31, 2012, we incurred a loss from operations of $114,971. At March 31, 2012, we had a working capital deficiency of $2,094,102. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) Topic 915.

Our fiscal year end is December 31. The accompanying consolidated interim financial statements of

Arvana Inc. for the three month periods ended March 31, 2012 and 2011, and for the cumulative amounts from the beginning of the development stage on January 1, 2010, through March 31, 2012, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”)

for financial information with the instructions to Form 10-Q and Regulation S-X. Although they are unaudited, in the opinion of management, they include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Results are not necessarily indicative of results which may be achieved in the future. The consolidated interim financial statements and notes appearing in this report should be read in conjunction with our consolidated audited financial statements and related notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of

Operations, contained in the our Annual Report on Form 10-K for the fiscal year ended December 31,

2011, as filed with the Securities and Exchange Commission (the “SEC”) on April 13, 2012.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3.

Amounts Due to Related Parties and Loans Payable to Stockholders

From February, 2007 until March 31, 2012 the Company received a number of loans from stockholders,

related parties and unrelated third parties.  As of March 31, 2012 the Company had received loans of

$614,271 (Euro 225,000; CAD 62,300; $251,800) (December 31, 2011 - $604,930: Euro 225,000; CAD

62,300; $251,800) from stockholders, loans of $119,025 (CAD 10,000; $109,000) (December 31, 2011 –

$118,833: CAD 10,000; $109,000) from a related party and loans of $45,025 (CAD 10,000; $ 35,000)

(December 31, 2011 – $ 44,833: CAD 10,000; $35,000) from unrelated third parties. All of the loans bear interest at 6% per annum.  The loans were made in 3 different currencies, Euros, Canadian Dollars and

US Dollars.  All amounts reflected on these financial statements are expressed in US Dollars.  Repayment of the loans is due on closing of any future financing arrangement by the Company.  The balance of accrued interest of $179,849 and $156,015 is included in accounts payable and accrued expenses at

March 31, 2012 and December 31, 2011, respectively.  Interest expense recognized on these loans was

$11,675 for the three months ended March 31, 2012, compared to $11,233 for the three months ended

March 31, 2011.

At March 31, 2012 and December 31, 2011 the Company had amounts due to related parties of $591,729 and $516,719, respectively.  This amount includes $136,100 at March 31, 2012 and December 31, 2011,

payable to two former directors and a current director for services rendered during 2007. This amount is to be paid part in cash and part in stock at a future date with the number of common shares determined by the fair value of the shares on the settlement date. The amounts owing bear no interest, are unsecured, and have no fixed terms of repayment.

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

At March 31, 2012 and December 31, 2011, there were no stock options outstanding.  No options were granted, exercised or expired during the three months ended March 31, 2012 and the year ended

December 31, 2011.

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

Arvana Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5.

Segmented Information

The Company has no reportable segments.

6.

Related Party Transactions

Other than amounts payable to related parties as disclosed below and in Note 3, the Company did not have any other related party transactions for the periods ended March 31, 2012 and December 31, 2011.

Our chief executive officer and director has entered into a consulting arrangement on a month to month basis that provides for a monthly fee of CAD 5,000. These amounts have been accrued and are currently unpaid. As of March 31, 2012 our chief executive officer was owed $100,250 (CAD 100,000) for services rendered as an officer.

Our chief financial officer and director has entered into a consulting agreement on a month to month basis that provides for a monthly fee of $2,000. These amounts have been accrued and are currently unpaid. As of March 31, 2012 our chief financial officer was owed $30,000 for services rendered as an officer.

Our chief executive officer and director is owed $220,658 for unsecured non-interest bearing amounts due on demand loaned to the Company as of March 31, 2012.

Our chief executive officer and a director is owed $119,025 for unsecured amounts bearing 6% interest due on demand loaned to the Company as of March 31, 2012.

Our former officers are owed a total of $104,721 for their prior services rendered as officers.

A director of the Company is owed $60,000 as of March 31, 2012 for services rendered as a director during 2007. Two former directors of the Company are owed $76,100 as of March 31, 2012 for services rendered as directors during 2007.

7.

Subsequent Events

The Company evaluated its March 31, 2012 financial statements for subsequent events through the date the financial statements were issued. Except for the event discussed below, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Subsequent to March 31, 2012, the Company received loans totaling $15,000. These loans are unsecured,

payable on demand and bear interest at the rate of 6% per annum.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of

Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties.

Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,”

“plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-

looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future

Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three month periods ended March 31, 2012.

Overview

The Company is currently in the process of evaluating business opportunities having entered a new development stage as of January 1, 2010. We can provide no assurance that we will be successful in identifying suitable business opportunities, or if we are able to identify suitable business opportunities,

that we will be able to find an adequate source of financing to acquire any business or business assets, and commence operations, or that those operations, if commenced, will be successful in generating profits.

Our Plan of Operations

The Company’s plan of operation over the next twelve months is to identify and acquire a suitable business opportunity. However, we will not be able to pursue any new business opportunities that we might identify without additional financing to provide for ongoing operations. Management is actively seeking new financing to this end while we evaluate potential businesses.

We anticipate that in order to maintain operations while we evaluate new businesses the Company will need additional debt or equity funding of $50,000 over the next twelve months since we had cash of

$1,707 and a working capital deficit of $2,094,102 as at March 31, 2012. Should we be successful in identifying a new business opportunity the Company will require additional funding to evaluate and prospectively acquire any given opportunity. The amount of such additional funding will depend on the business and is not determinable at this time.

Other than shareholder loans, we do not believe that debt financing will be an attractive means of funding additional phases of our business development as we do not have tangible assets to secure any debt financing. Rather, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to obtain sufficient funding from the sale of our common stock to fund our plan of operations. Accordingly, we will require continued financial support from our shareholders and creditors until we are able to generate sufficient cash flow from operations on a sustained basis.

Results of Operations

During the three months ended March 31, 2012, the Company (i) sought out prospective business opportunities; and (ii) satisfied continuous public disclosure requirements.

Our operations for the three months ended March 31, 2012 and 2011 are summarized below.

Three months

Three months

ended

ended

March 31, 2012

March 31, 2011

Expenses:

General and administration

$77,120

$53,793

Interest

11,675

11,233

Foreign exchange loss

26,176

41,889

Comprehensive Loss for the Period

114,971

106,915

Comprehensive Loss for the Period

For the period from January 1, 2010, to March 31, 2012, the Company recorded a net loss of $552,848.

We realized a comprehensive loss for the three months ended March 31, 2012 of $114,971 compared with a comprehensive loss of $106,915 for the three months ended March 31, 2011. Our comprehensive losses rose due to a significant increase in general and administrative expenses due primarily to increased costs associated with travel which increased to $46,697 in the three months ended March 31, 2012 as compared to $16,822 in the three months ended March 31, 2011. The Company also had unrealized foreign exchange losses in the period ended March 31, 2012 of $26,176 as compared to $41,889 in the period ended March 31, 2011 due to a portion of our liabilities payable in foreign currencies and the corresponding changes in the value of those foreign currencies.

We did not generate revenue during this period and expect to continue to incur losses though expenses over the next twelve months are expected to be comparable to the current period or until such time as a new business opportunity is concluded.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from January 1, 2010, to

March 31, 2012.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carry-forward and start up costs that will offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources, and stockholders’ deficit. The Company had current and total assets of $1,707 as of March 31, 2012, consisting solely of cash and a working capital deficit of $2,094,102 as compared to current and total assets of $1,734, consisting solely of cash and a working capital deficit of $1,979,131 as of December 31, 2011. Net stockholders' deficit in the Company was $2,094,102 at March 31, 2012 as compared to a net stockholder’s deficit in the Company of $1,979,131 at December 31, 2011.

Cash Used in Operating Activities

Cash flow used in operating activities was $83,555 for the period from January 1, 2010, to March 31,

2012. We used cash in operations in the amount of $27 during the three months ended March 31, 2012 and during the three months ended March 31, 2011. Cash used in operations during the three months ended March 31, 2012 was attributable primarily to payments for administration expenses. Our cumulative cash flow used in operating activities was used on accounting, administration, consulting,

legal expenses and filing fees. We expect to continue to use cash flow in operating activities over the next twelve months or until such time as the Company can generate sufficient revenue to transition away from net losses from operations.

Cash Used in Investing Activities

Cash flow used in investing activities was $0 for the period from January 1, 2010, to March 31, 2012. We do expect to use cash flow in investing activities in connection with the development or acquisition of a suitable business opportunity. Until such time as such unidentified opportunity is concluded, we do not expect to use cash flows in investing activities.

Cash Flows from Financing Activities

Cash flow provided from financing activities was $84,728 for the period from January 1, 2010, to March

31, 2012.  Cash flow provided by financing activities for the three months ended March 31, 2012 decreased to $0 as compared to $10,000 for the three months ended March 31, 2011. The decrease in cash flow provided from financing activities over the comparative three month periods can be attributed to the timing differences involved with the procurement of unsecured shareholder loans bearing interest at 6%

per annum.  We expect to continue to use cash flow provided by financing activities to raise addition funds to maintain operations and seek out suitable business opportunities.

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

The Company had no lines of credit or other bank financing arrangements as of March 31, 2012.

The Company had no commitments for future capital expenditures that were material at March 31, 2012.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off-Balance Sheet Arrangements

As of March 31, 2012, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition,

revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

Going Concern

The Company’s auditors have expressed an opinion as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $23,258,270 and negative cash flows from operating activities as of March 31, 2012.  The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources.  Management’s plan to address the Company’s ability to continue as a going concern includes: (i) obtaining funding from the private placement of debt or equity; and (ii) realizing revenues from its prospective development or acquisition of a suitable business opportunity.  Management believes that it will be able to obtain funding to allow the Company to remain a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.

Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-Q, an evaluation was carried out by the

Company’s management, with the participation of the chief executive officer and chief financial officer,

of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e)

and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were ineffective in recording,

processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2012, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

19 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARVANA INC.

By:     /s/ Zahir Dhanani

Zahir Dhanani, Chief Executive Officer

Date:  May 13, 2012

By:     /s/ Arnold Tinter

Arnold Tinter, Chief Financial Officer,

Principal Accounting Officer

Date:  May 13, 2012

INDEX TO EXHIBITS

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

Act of 2002(5)

101. INS

XBRL Instance Document†

101. PRE

XBRL Taxonomy Extension Presentation Linkbase†

101. LAB

XBRL Taxonomy Extension Label Linkbase†

101. DEF

XBRL Taxonomy Extension Label Linkbase†

101. CAL

XBRL Taxonomy Extension Label Linkbase†

101. SCH

XBRL Taxonomy Extension Schema†

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

†

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

19