Form 10-Q
period 2012-06-30
ARVANA INC
filed 2012-08-14
CIK 1113313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☑

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

quarterly period ended June 30, 2012

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

Exchange Act). Yes ☑   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares outstanding of the issuer’s common stock, $0.001 par value (the only class of voting stock), at August 14, 2012 was 885,130.

TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION

Item 1.      Financial Statements

3

Item 2.      Management’s Discussion and Analysis of Financial Condition and

Results of Operations

13

Item 3.      Quantitative and Qualitative Disclosure About Market Risk

18

Item 4.      Controls and Procedures

18

PART II  OTHER INFORMATION

Item 1.      Legal Proceedings

19

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

19

Item 3.      Defaults Upon Senior Securities

19

Item 4.      Mine Safety Disclosures

19

Item 5.      Other Information

19

Item 6.      Exhibits

19

Signatures

20

ITEM 1.

FINANCIAL STATEMENTS

As used herein, the terms “Company,” “we,” “our,” “us,” “it,” and “its” refer to Arvana Inc., a Nevada

corporation and its wholly owned subsidiaries, unless otherwise indicated.   In the opinion of management,

the accompanying unaudited financial statements included in this Form 10-Q reflect all adjustments

(consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Arvana Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

June 30,

December 31,

2012

2011

ASSETS

Current assets:

Cash

$

2,798

$

1,734

Total assets

$

2,798

$

1,734

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities

Accounts payable and accrued liabilities

$    961,153

$    695,550

Loans payable stockholders (Note 3)

612,843

604,930

Loans payable related party (Note 3)

33,555

118,833

Loans payable (Note 3)

144,822

44,833

Amounts due to related parties (Note 3)

376,020

516,719

Total current liabilities

2,128,393

1,980,865

Stockholders' deficiency

Common stock, $0.001 par value 5,000,000 shares authorized

885,130 shares issued and outstanding at

June 30, 2012 and at December 31, 2011 (Note 4)

885

885

Additional paid-in capital

21,166,619

21,166,619

Deficit

(22,705,422)

(22,705,422)

Deficit accumulated during the development stage

(584,341)

(437,877)

(2,122,259)

(1,975,795)

Less: Treasury stock - 2,085 common shares at

June 30, 2012 and at December 31, 2011

(3,336)

(3,336)

Total stockholders’ deficiency

(2,125,595)

(1,979,131)

Total liabilities and deficiency

$

2,798

$

1,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

Arvana Inc.

(A Development Stage Company)

Condensed Consolidated Statement of Operations

For the Three and Six Months Ended June 30, 2012 and 2011

(Unaudited)

Cumulative

Amounts from the

Beginning of the

Development

Three Months Ended

Six Months Ended

Stage on

June 30,

June 30,

January 1, 2010 to

2012

2011

2012

2011

June 30, 2012

Operating expenses

General and administrative

$

63,471      $

88,479

$

140,591     $

142,272     $

544,743

Depreciation

-

-

-

-

103

Total operating expenses

63,471

88,479

140,591

142,272

544,846

Loss from operations

(63,471)

(88,479)

(140,591)

(142,272)

(544,846)

Interest expense

(11,743)

(11,752)

(23,418)

(22,985)

(112,120)

Foreign exchange gain (loss)

43,721

(18,405)

17,545

(60,294)

76,625

Net loss and Comprehensive

loss

$

(31,493)     $     (118,636)

$

(146,464)    $

(225,551)    $

(584,341)

Per share information - basic and diluted:

Weighted average shares outstanding

885,130

1,060,130

885,130

1,060,130

Net loss per share

$

(0.04)    $

(0.11)

$

(0.17)    $

(0.21)

The accompanying notes are an integral part of these condensed  consolidated  financial statements.

Arvana Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Cumulative

amounts from the

beginning of the

development stage

For the six months ended

on

June 30,

January 1, 2010 to

2012

2011

June 30, 2012

Cash flows from operating activities

Net loss for the period

$   (146,464)

$   (225,551)

$

(584,341)

Adjustments to reconcile net loss to net cash

used in operating activities:

Depreciation and amortization

-

-

103

Unrealized foreign exchange

(15,542)

58,407

(66,354)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities

21,607

27,999

127,929

Amounts due to related parties

111,908

108,053

410,644

Net cash used in operations

$     (28,491)

$

(31,092)

$

(112,019)

Cash flows from financing activities

Proceeds of loans payable stockholder

14,822

5,184

35,884

Proceeds of loans payable related parties

14,733

15,368

33,566

Proceeds of loans payable

-

20,736

44,833

Net cash provided by financing activities

29,555

41,288

114,283

Increase in cash

1,064

10,196

2,264

Cash, beginning of period

1,734

2,074

534

Cash, end of period

$

2,798

$

12,270

$

2,798

Supplementary information

Interest paid

$

-

$

-

Taxes paid

-

-

Transactions not involving cash

Decrease in accounts payable due to related

parties due to debt assignment

252,507

-

252,507

Decrease in loans payable due to related

parties due to debt assignment

100,000

-

100,000

The accompanying notes are an integral part of these consolidated financial statements.

Arvana Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

June 30, 2012

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

These consolidated financial statements for the six  month period ended June 30, 2012 include the accounts of the Company and its subsidiary Arvana Networks Inc. (including its wholly-owned

subsidiaries, Arvana Participaçōes S.A.   (“Arvana Par”) and Arvana Comunicações do Brasil S. A.

(“Arvana Com”)). The Company has ceased all operations in its subsidiary companies, and has written-

off or disposed of all assets in the subsidiary companies, consequently they are now all considered to be inactive subsidiaries. As a result of this inactivity, the Company entered into a new development stage as of January 1, 2010.

Our functional currency and reporting currency is the United States dollar (“US Dollar”) and the accompanying condensed consolidated financial statements have been expressed in US Dollars.

These consolidated financial statements have been prepared on a going concern basis,  which assumes the realization of assets and settlement of liabilities in the normal course of business.  For the six month period ended June 30, 2012, we incurred a loss from operations of $146,464. At June 30, 2012, we had a working capital deficiency of $2,125,595. These conditions raise substantial doubt about our ability to continue as a going concern.

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

June 30, 2012

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

Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) Topic 915.

Our fiscal year end is December 31. The accompanying consolidated interim financial statements of

Arvana Inc. for the six  month periods ended June 30, 2012 and 2011, and for the cumulative amounts from the beginning of the development stage on January 1, 2010, through June 30, 2012, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”)

for financial information with the instructions to Form 10-Q and Regulation S-X. Although they are unaudited, in the opinion of management, they include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Results are not necessarily indicative of results which may be achieved in the future. The consolidated interim financial statements and notes appearing in this report should be read in conjunction with our consolidated audited financial statements and  related notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of

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

Financial instruments

The  Company  uses  the  following  methods  and  assumptions  to  estimate  the  fair  value  of  each  class  of financial instruments for which it is practicable to estimate such values:

Cash  -  the  carrying  amount  approximates  fair  value  because  the  amounts  consist  of  cash  held  at  a  bank and cash held in short term investment accounts.

Accounts payable and  accrued  liabilities,  Loans payable to   - the carrying amount approximates fair value

due to the short-term nature of the obligations.

Arvana Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

June 30, 2012

(Unaudited)

2.

Summary of Significant Accounting Policies (continued)

Financial instruments (continued)

The  estimated  fair  values  of  the  Company's  financial  instruments  as  of  June  30,  2012  and  December  31,

2011 follows:

June 31,

December 31,

2012

2011

Carrying

Fair

Carrying

Fair

Amount

Value

Amount

Value

Cash and cash equivalents

$2,798

$2,798

$1,734

$1,734

Accounts payable and accrued liabilities

961,153

961,153

695,550

695,550

Loans payable to stockholders

612,843

612,843

604,930

604,930

Loans payable to related party

33,555

33,555

118,833

118,833

Loans payable

144,822

144,822

44,833

44,833

Amounts due to related parties

376,020

376,020

516,719

516,719

The  following  table  presents  information  about  the  assets  that  are  measured  at  fair  value  on  a  recurring basis  as  of  June  30,  2012,  and  indicates  the  fair  value  hierarchy  of  the  valuation  techniques  the  Company utilized  to  determine  such  fair  value.  In  general,  fair  values  determined  by  Level  1  inputs  utilize  quoted prices  (unadjusted)  in  active  markets  for  identical  assets.  Fair  values  determined  by  Level  2  inputs  utilize

data   points   that   are   observable   such   as   quoted   prices,   interest   rates   and   yield   curves.   Fair   values

determined  by  Level  3  inputs  are  unobservable  data  points  for  the  asset  or  liability,   and   included

situations where there is little, if any, market activity for the asset:

Significant

Quoted

Prices

Other

Significant

in Active

Observable

Unobservable

Markets

Inputs

Inputs

June 30,

2012

(Level 1)

(Level 2)

(Level 3)

Assets:

Cash and cash equivalents

$

2,798

$

2,798

$

—

$

—

The fair value of cash is determined through market, observable and corroborated sources.

Arvana Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

June 30, 2012

(Unaudited)

2.

Summary of Significant Accounting Policies (continued)

Recent accounting pronouncements

We have reviewed all recently issued, but not yet effective, accounting pronouncements and  do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

3.

Amounts Due to Related Parties and Loans Payable to Stockholders

From February, 2007 until June 30, 2012 the Company received a number of loans from stockholders,

related parties and unrelated third parties.  As of June 30, 2012 the Company had received loans of

$612,843  (Euro 225,000; CAD 72,300; $256,800) (December 31, 2011 - $604,930: Euro 225,000; CAD

62,300; $251,800) from stockholders, loans of $33,555 (CAD 25,000; $9,000) (December 31, 2011 –

$118,833: CAD 10,000; $109,000) from a related party and loans of $144,822  (CAD 10,000; $ 135,000)

(December 31, 2011 – $ 44,833: CAD 10,000; $35,000) from unrelated third parties. All of the loans bear interest at 6% per annum.  The loans were made in 3 different currencies, Euros, Canadian Dollars and

US Dollars.  All amounts reflected on these financial statements are expressed in US Dollars.  Repayment of the loans is due on closing of any future financing arrangement by the Company.  The balance of accrued interest of $186,921 and $156,015 is included in accounts payable and accrued expenses at June

30, 2012 and December 31, 2011, respectively.  Interest expense recognized on these loans was $23,418 for the six months ended June 30, 2012, compared to $22,985 for the six months ended June 30, 2011.

At June 30, 2012 and December 31, 2011 the Company had amounts due to related parties of $376,020 and $516,719, respectively.  This amount includes $136,100 at June 30, 2012 and December 31, 2011,

payable to two former directors and a current director for services rendered during 2007. This amount is to be paid part in cash and part in stock at a future date with the number of common shares determined by the fair value of the shares on the settlement date. The amounts owing bear no interest, are unsecured, and have no fixed terms of repayment.

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

At June 30, 2012 and December 31, 2011, there were no stock options outstanding.  No options were granted, exercised or expired during the six months ended June 30, 2012 and the year ended  December

31, 2011.

Arvana Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

June 30, 2012

(Unaudited)

4.

Common Stock (continued)

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

5.

Segmented Information

The Company has no reportable segments.

6.

Related Party Transactions

Other than amounts payable to related parties as disclosed below and in Note 3, the Company did not have any other related party transactions for the periods ended June 30, 2012 and 2011.

Our chief executive officer and director has entered into a consulting arrangement on a month to month basis that provides for a monthly fee of CAD 5,000. These amounts have been accrued and are currently unpaid. As of June 30, 2012 our chief executive officer was owed $29,466 (CAD 30,000) for services rendered as an officer.

Our chief financial officer and director has entered into a consulting agreement on a month to month basis that provides for a monthly fee of $2,000. These amounts have been accrued and are currently unpaid. As of June 30, 2012 our chief financial officer was owed $36,000 for services rendered as an officer.

Our chief executive officer and director entered into a debt assignment agreement effective January 1,

2012 with a corporation with a director in common and thereby assigned $199,150 (CAD 202,759) of unpaid amounts payable.

Our chief executive officer and director entered into a debt assignment agreement effective January 1,

2012 with an unrelated third party and thereby assigned $53,357 of unpaid amounts payable and $100,000 of unpaid loans.

Our chief executive officer and director is owed $107,036 for unsecured non-interest bearing amounts due on demand loaned to the Company as of June 30, 2012.

Our chief executive officer and a director is owed $33,555 for unsecured amounts bearing 6% interest due on demand loaned to the Company as of June 30, 2012.

Our former officers are owed a total of $102,884 for their prior services rendered as officers.

A director of the Company is owed  $60,000 as of June 30, 2012 for services rendered as a director during

2007. Two former directors of the Company are owed $76,100 as of June 30, 2012 for services rendered as directors during 2007.

Arvana Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

June 30, 2012

(Unaudited)

7.

Subsequent Events

The Company evaluated its June 30, 2012 financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the six month periods ended  June 30, 2012.

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

$2,798 and a working capital deficit of $2,125,595 as at June 30, 2012. Should we be successful in identifying a new business opportunity the Company will require additional funding to evaluate and prospectively acquire any given opportunity.  The amount of such additional funding will depend on the business and is not determinable at this time.

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

Results of Operations

During the six months ended June 30, 2012, the Company (i) sought out prospective business opportunities; and (ii) satisfied continuous public disclosure requirements.

Our operations for the six months ended  June 30, 2012 and 2011 are summarized below.

Six months

Six months

ended

ended

June 30, 2012

June 30, 2011

Expenses:

General and administration

$140,591

$142,272

Interest

23,418

22,985

Foreign exchange (gain) loss

(17,545)

60,294

Comprehensive Loss for the Period

$146,464

$225,551

Net Losses

For the period from January 1, 2010 to June 30, 2012, the Company recorded a net loss of $584,341. The

Company’s cumulative net losses are primarily due to costs associated with general and administrative expenses. General and administrative costs include accounting costs, consulting fees, professional fees,

travel costs, project development expenses, due diligence costs and office operation costs.

Net losses for the three months ended June 30, 2012 were $31,493 as compared to $118,636 for the three months ended June 30, 2011. The decrease in net losses over the comparative three month periods can be attributed to the decrease in general and administrative expenses and the gain on unrealized foreign exchange in the current period over a loss in the prior period due to that portion of our liabilities that are payable in foreign currencies and the corresponding changes in the value of those foreign currencies.

Net losses for the six months ended June 30, 2012 were $146,464 as compared to $225,551 for the six months ended June 30, 2011. The decrease in net losses over the comparative six month periods can be attributed to a slight decline in general and administrative expenses and a significant gain on unrealized foreign exchange in the current period over a loss in the prior period due to that portion of our liabilities that are payable in foreign currencies and the corresponding changes in the value of those foreign currencies.

We did not generate revenue during this period and expect to continue to incur losses over the next twelve months at a rate comparable to the three and six months presented here or until such time as a new business opportunity that produces income is concluded.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from January 1, 2010, to June

30, 2012.

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

The Company had current and total assets of $2,798 as of June 30, 2012, consisting solely of cash.

Current and total liabilities as of June 30, 2012 were $2,128,393 consisting of accounts payable and accrued liabilities of $961,153, loans payable to stockholders of $612,843, loans payable to  a related party of $33,555, loans payable of $144,822 and amounts due to related  parties of $376,020. The Company had a working capital deficit of $2,125,595 and a net stockholders deficit of $2,125,595 as of June 30, 2012.

The Company had current and total assets of $1,734 as of December 31, 2011, consisting solely of cash.

Current and total liabilities of December 31, 2011 were $1,980,865 consisting of accounts payable and accrued liabilities of $695,550, loans payable to stockholders of $604,930, loans payable to  a related party of $118,833, loans payable of $44,833 and amounts due to related parties of $516,719. The Company had a working capital deficit of $1,979,131 and a net stockholders deficit of $1,979,131 as of December 31,

2011.

Cash Used in Operating Activities

Cash flow used in operating activities was $112,019 for the period from January 1, 2010, to June 30,

2012. Our cumulative cash flow used in operating activities was used on accounting, administration,

consulting, legal expenses and filing fees.

We used cash in operations in the amount of $28,491 during the six months ended  June 30, 2012 compared to $31,092 during the six months ended June 30, 2011. The cash flow used in operations during the six months ended  June 30, 2012 was attributable primarily to net losses due to administration expenses and unrealized foreign exchange gains offset by accounts payable and accrued liabilities, and amounts due to related parties. We expect to continue to use cash flow in operating activities over the next twelve months or until such time as the Company can generate sufficient revenue to transition away from net losses.

Cash Used in Investing Activities

Cash flow used in investing activities was $0 for the period from January 1, 2010, to June 30, 2012. We do expect to use cash flow in investing activities in connection with the development or acquisition of a suitable business opportunity. Until such time as such unidentified opportunity is concluded, we do not expect to use cash flows in investing activities.

Cash Flows from Financing Activities

Cash flow provided from financing activities was $114,283 for the period from January 1, 2010, to June

30, 2012.  Our cumulative cash flows from financing activities can be mainly attributed to loans contributed by shareholders, related parties and unrelated parties.

Cash flow provided by financing activities for the six months ended June 30, 2012 was $29,555 as compared to $41,288 for the six months ended  June 30, 2011. The change in cash flow provided from financing activities over the comparative six  month periods can be attributed to the timing differences involved with the procurement of unsecured loans.  We expect to continue to use cash flow provided by financing activities to raise additional funds to maintain operations and seek out suitable business opportunities.

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

The Company had no lines of credit or other bank financing arrangements as of June 30, 2012.

The Company had no commitments for future capital expenditures that were material at June 30, 2012.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off-Balance Sheet Arrangements

As of  June 30, 2012, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition,

revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

Going Concern

Our auditors have expressed an opinion as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $1,975,795 and negative cash flows from operating activities as of

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended June 30, 2012, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.

Legal Proceedings.

None

Item 1A.

Risk Factors

Not required.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Mine Safety Disclosures

Not applicable.

Item 5.

Other Information

None.

Item 6.

Exhibits

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the  Index to Exhibits on page

21 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARVANA INC.

By:     /s/ Zahir Dhanani

Zahir Dhanani, Chief Executive Officer

Date:  August 14, 2012

By:     /s/ Arnold Tinter

Arnold Tinter, Chief Financial Officer,

Principal Accounting Officer

Date:  August 14, 2012

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

21