Form 10-Q
period 2012-09-30
ARVANA INC
filed 2012-11-13
CIK 1113313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☑

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

quarterly period ended September 30, 2012

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

Exchange Act). Yes ☑   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares outstanding of the issuer’s common stock, $0.001 par value (the only class of voting stock), at November 12, 2012 was 885,130.

TABLE OF CONTENTS

PART 1- FINANCIAL INFORMATION

Item1.

Financial Statements:

3

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of

13

Operations

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

18

Item 4.

Controls and Procedures

18

PART II-OTHER INFORMATION

Item 1.

Legal Proceedings

20

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

20

Item 3.

Defaults Upon Senior Securities

20

Item 4.

Mine Safety Disclosures

20

Item 5.

Other Information

20

Item 6.

Exhibits

20

Signatures

21

ITEM 1.

FINANCIAL STATEMENTS

As used herein, the terms “Company,” “we,” “our,” “us,” “it,” and “its” refer to Arvana Inc., a Nevada corporation and its wholly owned subsidiaries, unless otherwise indicated.  In the opinion of management,

the accompanying unaudited consolidated financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Arvana Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

September 30,

December 31,

2012

2011

ASSETS

(Unaudited)

(Audited)

Current asset

Cash

$

4,120

$

1,734

Total assets

$

4,120

$

1,734

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities

Accounts payable and accrued liabilities

$      989,533

$

695,550

Loans payable stockholders (Note 3)

624,596

604,930

Loans payable related party (Note 3)

34,428

118,833

Loans payable (Note 3)

145,171

44,833

Amounts due to related parties (Note 3 and 6)

450,432

516,719

Total current liabilities

2,244,160

1,980,865

Stockholders' deficiency

Common stock, $0.001 par value 5,000,000 shares authorized

885,130 shares issued and outstanding at

September 30, 2012 and at December 31, 2011 (Note 4)

885

885

Additional paid-in capital

21,166,619

21,166,619

Deficit

(22,705,422)

(22,705,422)

Deficit accumulated during the development stage

(698,786)

(437,877)

(2,236,704)

(1,975,795)

Less: Treasury stock - 2,085 common shares at

September 30, 2012 and at December 31, 2011

(3,336)

(3,336)

Total stockholders’ deficiency

(2,240,040)

(1,979,131)

Total liabilities and deficiency

$

4,120

$

1,734

Subsequent events (Note 7)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Arvana Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2012 and 2011

(Unaudited)

Cumulative

Amounts from the

Beginning of the

Development

Three Months Ended

Nine Months Ended

Stage on

September 30,

September 30,

January 1, 2010 to

September 30,

2012

2011

2012

2011

2012

Operating expenses

General and administrative

$    70,349

$  82,119

$   210,940

$   224,391

$

615,092

Depreciation

-

-

-

-

103

Total operating expenses

70,349

82,119

210,940

224,391

615,195

Loss from operations

(70,349)

(82,119)

(210,940)

(224,391)

(615,195)

Interest expense

(11,861)

(11,504)

(35,279)

(34,489)

(123,981)

Foreign exchange gain (loss)

(32,235)

89,920

(14,690)

29,626

40,390

Net loss and comprehensive loss for

the period

$(114,445)

$    (3,703)

$ (260,909)

$ (229,254)     $    $

(698,786)

Per share information - basic and diluted:

Weighted average shares outstanding

885,130

1,012,576

885,130

1,044,104

Net loss per share

$

(0.13)

$    (0.01)

$

(0.29)    $

(0.22)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Arvana Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Cumulative

amounts from the

beginning of the

development stage

on

For the Nine Months Ended

January 1, 2010 to

September 30,

September 30,

2012

2011

2012

Cash flows from operating activities

Net loss for the period

$   (260,909)      $   (229,254)

$

(698,786)

Adjustments to reconcile net loss to net cash

used in operating activities:

Depreciation and amortization

-

-

103

Unrealized foreign exchange

10,938

(16,499)

(39,874)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities

38,705

46,906

145,027

Amounts due to related parties

178,225

162,299

476,961

Net cash used in operations

(33,041)

(36,548)

(116,569)

Cash flows from financing activities

Proceeds of loans payable stockholders

20,171

4,770

41,233

Proceeds of loans payable related parties

15,256

14,540

34,089

Proceeds of loans payable

-

19,080

44,833

Net cash provided by financing activities

35,427

38,390

120,155

Increase in cash

2,386

1,842

3,586

Cash, beginning of period

1,734

2,074

534

Cash, end of period

$

4,120      $

3,916

$

4,120

Supplementary information

Interest paid

$

-

$

-      $

-

Taxes paid

$

-      $

-      $

-

Transactions not involving cash

Decrease in accounts payable due to related

parties due to debt assignment

$

252,507     $

-

$

252,507

Decrease in loans payable due to related parties

due to debt assignment

$

100,000     $

-      $

100,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Arvana Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

September 30, 2012

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

These consolidated financial statements for the nine month period ended September 30, 2012 include the accounts of the Company and its subsidiary Arvana Networks Inc. (including its wholly-owned subsidiaries, Arvana Participaçōes S.A.  (“Arvana Par”) and Arvana Comunicações do Brasil S. A.

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

These consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. For the nine month period ended September 30, 2012, we incurred a loss from operations of $260,909. At September 30,

2012, we had a working capital deficiency of $2,240,040. These conditions raise substantial doubt about our ability to continue as a going concern.

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

These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might arise from this uncertainty.

Arvana Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

September 30, 2012

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

Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) Topic 915.

Our fiscal year end is December 31. The accompanying consolidated interim financial statements of

Arvana Inc. for the nine month periods ended September 30, 2012 and 2011, and for the cumulative amounts from the beginning of the development stage on January 1, 2010, through September 30, 2012,

have been prepared in accordance with accounting principles generally accepted in the United States (“US

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

Cash - the carrying amount approximates fair value because the amounts consist of cash held at a bank.

Accounts  payable  and  accrued  liabilities  and  loans  payable  to  -  the  carrying  amount  approximates  fair value due to the short-term nature of the obligations.

Arvana Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

September 30, 2012

(Unaudited)

2.

Summary of Significant Accounting Policies (continued)

Financial instruments (continued)

The estimated fair values of the Company's financial instruments as of September 30, 2012 and December

31, 2011 follows:

September 30,

December 31,

2012

2011

Carrying

Fair

Carrying

Fair

Amount

Value

Amount

Value

Cash

$4,120

$4,120

$1,734

$1,734

Accounts payable and accrued liabilities

989,533

989,533

695,550

695,550

Loans payable to stockholders

624,596

624,596

604,930

604,930

Loans payable to related party

34,428

34,428

118,833

118,833

Loans payable

145,171

145,171

44,833

44,833

Amounts due to related parties

450,432

450,432

516,719

516,719

The  following  table  presents  information  about  the  assets  that  are  measured  at  fair  value  on  a  recurring basis  as  of  September  30,  2012,  and  indicates  the  fair  value  hierarchy  of  the  valuation  techniques  the

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

Quoted

Significant

Prices

Other

Significant

September

in Active

Observable

Unobservable

30,

Markets

Inputs

Inputs

2012

(Level 1)

(Level 2)

(Level 3)

Assets:

Cash

$

4,120

$

4,120

$

—

$

—

The fair value of cash is determined through market, observable and corroborated sources.

Arvana Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

September 30, 2012

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

3.

Amounts Due to Related Parties and Loans Payable to Stockholders

From February, 2007 until September 30, 2012 the Company received a number of loans from stockholders, related parties and unrelated third parties.  As of September 30, 2012 the Company had received loans of $624,596 (Euro 225,000; CAD 72,300; $261,800) (December 31, 2011 - $604,930:

Euro 225,000; CAD 62,300; $251,800) from stockholders, loans of $34,428 (CAD 25,000; $9,000)

(December 31, 2011 – $118,833: CAD 10,000; $109,000) from a related party and loans of $145,171

(CAD 10,000; $ 135,000) (December 31, 2011 – $ 44,833: CAD 10,000; $35,000) from unrelated third parties. All of the loans bear interest at 6% per annum.  The loans were made in 3 different currencies,

Euros, Canadian Dollars and US Dollars.  All amounts reflected on these consolidated financial statements are expressed in US Dollars.  Repayment of the loans is due on closing of any future financing arrangement by the Company.  The balance of accrued interest of $200,630 and $156,015 is included in accounts payable and accrued expenses at September 30, 2012 and December 31, 2011, respectively.

Interest expense recognized on these loans was $35,279 for the nine months ended September 30, 2012,

compared to $34,489 for the nine months ended September 30, 2011.

At September 30, 2012 and December 31, 2011 the Company had amounts due to related parties of

$450,432 and $516,719, respectively.  This amount includes $136,100 at September 30, 2012 and

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

At September 30, 2012 and December 31, 2011, there were no stock options outstanding.  No options were granted, exercised or expired during the nine months ended September 30, 2012 and the year ended

December 31, 2011.

Arvana Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

September 30, 2012

(Unaudited)

4.

Common Stock (continued)

At September 30, 2012 and December 31, 2011, there were no warrants outstanding.  No warrants were granted, exercised or expired during the nine months ended September 30, 2012 and the year ended

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

5.

Segmented Information

The Company has no reportable segments.

6.

Related Party Transactions

Other than amounts payable to related parties as disclosed below and in Note 3, the Company did not have any other related party transactions for the periods ended September 30, 2012 and 2011.

Our chief executive officer and director has entered into a consulting arrangement on a month to month basis that provides for a monthly fee of CAD 5,000. These amounts have been accrued and are currently unpaid. As of September 30, 2012 our chief executive officer was owed $45,769 (CAD 45,000) for services rendered as an officer.

Our chief financial officer and director has entered into a consulting agreement on a month to month basis that provides for a monthly fee of $2,000. These amounts have been accrued and are currently unpaid. As of September 30, 2012 our chief financial officer was owed $42,000 for services rendered as an officer.

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

Our chief executive officer and director is owed $120,520 for unsecured non-interest bearing amounts due on demand loaned to the Company as of September 30, 2012.

Our chief executive officer and a director is owed $34,428 for unsecured amounts bearing 6% interest due on demand loaned to the Company as of September 30, 2012.

Our former officers are owed a total of $106,043 for their prior services rendered as officers.

Arvana Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

September 30, 2012

(Unaudited)

6.

Related Party Transactions (continued)

A director of the Company is owed $60,000 as of September 30, 2012 for services rendered as a director during 2007. Two former directors of the Company are owed $76,100 as of September 30, 2012 for services rendered as directors during 2007.

7.

Subsequent Events

The Company evaluated its September 30, 2012 financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the nine month periods ended September 30, 2012 and

September 30, 2011.

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

$4,120 and a working capital deficit of $2,240,040 as at September 30, 2012. Should we be successful in identifying a new business opportunity the Company will require additional funding to evaluate and prospectively acquire any given opportunity. The amount of such additional funding will depend on the business and is not determinable at this time.

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

Results of Operations

During the nine months ended September 30, 2012, the Company (i) sought out prospective business opportunities; and (ii) satisfied continuous public disclosure requirements.

Our operations for the three months ended September 30, 2012 and 2011 are summarized below.

Nine Months

Nine Months

Ended

Ended

September 30, 2012

September 30, 2011

Expenses:

General and administration

$70,349

$82,119

Interest

11,861

11,504

Foreign exchange (gain) loss

32,235

(89,920)

Comprehensive Loss for the Period

$114,445

$3,703

Our operations for the nine months ended September 30, 2012 and 2011 are summarized below.

Nine Months

Nine Months

Ended

Ended

September 30, 2012

September 30, 2011

Expenses:

General and administration

$210,940

$224,391

Interest

35,279

34,489

Foreign exchange (gain) loss

14,690

(29,626)

Comprehensive Loss for the Period

$260,909

$229,254

Comprehensive loss for the period

For the period from January 1, 2010 to September 30, 2012, the Company recorded a net loss of

$698,786. The Company’s cumulative net losses are primarily due to costs associated with general and administrative expenses. General and administrative costs include accounting costs, consulting fees,

professional fees, travel costs, project development expenses, due diligence costs and office operation costs.

Net losses for the three months ended September 30, 2012 were $114,445 as compared to $3,703 for the three months ended September 30, 2011. The increase in net losses over the comparative three month periods can be attributed to a slight decline in general and administrative expenses and a significant loss on unrealized foreign exchange in the current period over a gain in the prior period due to that portion of our liabilities that are payable in foreign currencies and the corresponding changes in the value of those foreign currencies.

Net losses for the nine months ended September 30, 2012 were $260,909 as compared to $229,254 for the nine months ended September 30, 2011. The increase in net losses over the comparative nine month periods can be attributed to a slight decline in general and administrative expenses and a significant loss on unrealized foreign exchange in the current period over a gain in the prior period due to that portion of our liabilities that are payable in foreign currencies and the corresponding changes in the value of those foreign currencies.

We did not generate revenue during this period and expect to continue to incur losses over the next twelve months at a rate comparable to the three and nine months presented here or until such time as a new business opportunity that produces income is concluded.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from January 1, 2010, to

September 30, 2012.

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

The Company had current and total assets of $4,120 as of September 30, 2012, consisting solely of cash.

Current and total liabilities as of September 30, 2012 were $2,244,160 consisting of accounts payable and accrued liabilities of $989,533, loans payable to stockholders of $624,596, loans payable to a related party of $34,428, loans payable of $145,171 and amounts due to related parties of $450,432. The Company had a working capital deficit of $2,240,040 and a net stockholders deficit of $2,240,040 as of September 30,

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

2011.

Cash Used in Operating Activities

Cash flow used in operating activities was $116,569 for the period from January 1, 2010, to September

30, 2012. Our cumulative cash flow used in operating activities was used on accounting, administration,

consulting, legal expenses and filing fees.

We used cash in operations in the amount of $33,041 during the nine months ended September 30, 2012 compared to $36,548 during the nine months ended September 30, 2011. The cash flow used in operations during the nine months ended September 30, 2012 was attributable primarily to net losses due to administration expenses and unrealized foreign exchange losses offset by accounts payable and accrued liabilities, and amounts due to related parties. We expect to continue to use cash flow in operating activities over the next twelve months or until such time as the Company can generate sufficient revenue to transition away from net losses.

Cash Used in Investing Activities

Cash flow used in investing activities was $0 for the period from January 1, 2010, to September 30, 2012.

We do expect to use cash flow in investing activities in connection with the development or acquisition of a suitable business opportunity. Until such time as such unidentified opportunity is concluded, we do not expect to use cash flows in investing activities.

Cash Flows from Financing Activities

Cash flow provided from financing activities was $120,155 for the period from January 1, 2010, to

September 30, 2012.  Our cumulative cash flows from financing activities can be mainly attributed to loans contributed by shareholders, related parties and unrelated parties.

Cash flow provided by financing activities for the nine months ended September 30, 2012 was $35,427 as compared to $38,390 for the nine months ended September 30, 2011. The change in cash flow provided from financing activities over the comparative nine month periods can be attributed to the timing differences involved with the procurement of unsecured loans.  We expect to continue to use cash flow provided by financing activities to raise additional funds to maintain operations and seek out suitable business opportunities.

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

The Company had no lines of credit or other bank financing arrangements as of September 30, 2012.

The Company had no commitments for future capital expenditures that were material at September 30,

2012.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off-Balance Sheet Arrangements

As of September 30, 2012, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

Going Concern

Our auditors have expressed an opinion as to the Company’s ability to continue as a going concern as a result of an accumulated deficit during the development stage of $437,877 and negative cash flows from operating activities as of December 31, 2011.  The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources.

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

     our anticipated financial performance and business plan;

     the sufficiency of existing capital resources;

     our ability to raise additional capital to fund cash requirements for future operations;

     uncertainties related to the Company’s future business prospects;

     our ability to generate revenues from future operations;

     the volatility of the stock market and;

     general economic conditions.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2012, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date:  November 13, 2012

By:     /s/ Arnold Tinter

Arnold Tinter, Chief Financial Officer,

Principal Accounting Officer

Date:  November 13, 2012

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

22