Form 10-K
period 2012-12-31
ARVANA INC
filed 2013-04-01
CIK 1113313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012.

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

12b-2 of the Exchange Act. Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☑    No ☐

The  aggregate  market  value  of  the  registrant’s  common  stock,  $0.001  par  value  (the  only  class  of  voting  stock),  held  by  non-

affiliates  (870,505  shares)  was  $139,280  based  on  the  average of  the bid  and  ask price ($0.16)  for the common  stock  on  April  1,

2013.

At  April  1,  2013,  the  number  of  shares  outstanding  of  the  registrant’s  common  stock,  $0.001  par  value  (the  only  class  of  voting stock), was 885,130.

TABLE OF CONTENTS

PART I

Item1.

Business

3

Item 1A.

Risk Factors

6

Item 1B.

Unresolved Staff Comments

6

Item 2.

Properties

6

Item 3.

Legal Proceedings

7

Item 4.

(Removed and Reserved)

7

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of

8

Equity Securities

Item 6.

Selected Financial Data

10

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of  Operations

10

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk

15

Item 8.

Financial Statements and Supplementary Data

15

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

16

Item 9A.

Controls and Procedures

16

Item 9B.

Other Information

18

PART III

Item 10.

Directors, Executive Officers, and Corporate Governance

19

Item 11.

Executive Compensation

23

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

25

Matters

Item 13.

Certain Relationships and Related Transactions, and Director Independence

26

Item 14.

Principal Accountant Fees and Services

27

PART IV

Item 15.

Exhibits, Financial Statement Schedules

28

Signatures

29

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

"potential" or "continue", the negative of such terms or other comparable terminology. These statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors they believe are appropriate in the circumstances. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and,

from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-

looking statements.

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

Climate Change Legislation and Greenhouse Gas Regulation

Many studies over the past couple of decades have indicated that emissions of certain gases contribute to warming of the Earth’s atmosphere. In response to these studies, many nations have agreed to limit emissions of “greenhouse gases” or “GHGs” pursuant to the United Nations Framework Convention on

Climate Change, and the “Kyoto Protocol.”

Although the United States is not participating in the Kyoto Protocol, several states have adopted legislation and regulations to reduce emissions of greenhouse gases. Additionally, the United States

Supreme Court has ruled, in Massachusetts, et al. v. EPA, that the EPA abused its discretion under the

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

Research and Development

During the years ended December 31, 2012 and 2011, the Company spent no amounts on research and development activities.

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

Commission. The Internet address for this site can be found at http://www.sec.gov.

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

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS,

AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are quoted on the OTCQB under the symbol “AVNI”, a service maintained by the

OTC Market Group, Inc. Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions.

The following table indicates the high and low bid prices of our common shares during the periods indicated:

QUARTER

HIGH BID

LOW BID

ENDED

December 31, 2012

$

0.16

$

0.16

September 30, 2012

$

0.30

$

0.15

June 30, 2012

$

0.25

$

0.15

March 31, 2012

$

0.37

$

0.15

December 31, 2011

$

0.30

$

0.15

September 30, 2011

$

0.20

$

0.20

June 30, 2011

$

0.49

$

0.22

March 31, 2011

$

0.52

$

0.22

The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Capital Stock

The following is a summary of the material terms of the Company’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of April 1, 2013 there were 55 shareholders of record holding a total of 885,130 shares of fully paid and non-assessable common stock of the 5,000,000 shares of common stock, par value $0.001,

authorized. The board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held in broker

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

Warrants

As of April 1, 2013 the Company had no outstanding warrants to purchase shares of our common stock.

Stock Options

As of April 1, 2013 the Company had no outstanding stock options to purchase shares of our common stock.

Convertible Securities

As of April 1, 2013 the Company had no outstanding stock options to purchase shares of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has not authorized any securities for issuance under any equity compensation plan.

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

The Company has not repurchased any shares of its common stock during the year ended December 31,

2012 or since that date through April 1, 2013.

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

The Company has not repurchased any shares of its common stock during the year ended December 31,

2012 or since that date through April 1, 2013.

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

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2012, there were no sales of securities.

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

Results of Operations

During the year ended December 31, 2012, the Company (i) sought out prospective business opportunities; and (ii) satisfied continuous public disclosure requirements.

Our operations for the years ended December 31, 2012 and 2011 are summarized below.

2012

2011

Operating Expenses:

General and Administration

$

257,539

$

300,764

Depreciation

$

-

$

-

Loss from operations

$

257,539

$

300,764

Interest expense

$

47,986

$

45,951

Foreign exchange (gain) loss

$

20,171

$

(35,266)

Comprehensive Loss for the Period

$

325,696

$

311,449

Comprehensive Losses for the Periods Presented

For the period from January 1, 2010, to December 31, 2011, the Company recorded a net loss of

$763,573. We realized a comprehensive loss for the year ended December 31, 2012 of $325,696 compared with a comprehensive loss of $311,449 for the year ended December 31, 2011. Our comprehensive losses rose due to a significant increase in unrealized foreign exchange loss in the period ended December 31, 2012 of $20,171 as compared to an unrealized foreign exchange gain of $35,266 in the period ended December 31, 2011 due to the relative increase in the value of the Canadian currency used to pay liabilities accrued in foreign currencies.

We did not generate revenue during this period and expect to continue to incur losses though expenses over the next twelve months are expected to be comparable to the current year or until such time as a new business opportunity is concluded.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from January 1, 2010, to

December 31, 2012.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carry-forward and start up costs that will offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources, and stockholders’ deficit. The Company had current and total assets of $1,254 as of December 31, 2012, consisting solely of cash and a working capital deficit of $2,304,827 as compared to current and total assets of $1,734, consisting solely of cash and a working capital deficit of

$1,979,131 as of December 31, 2011. Net stockholders' deficit in the Company was $2,304,827 at

December 31, 2012 as compared to a net stockholder’s deficit in the Company of $1,979,131 at

December 31, 2011.

Cash Used in Operating Activities

Cash flow used in operating activities was $122,248 for the period from January 1, 2010, to December 31,

2012. Cash flow used in operating activities for the twelve month period ended December 31, 2012 was

$38,720 as compared to $49,755 for the twelve month period ended December 31, 2011. The change in cash flows used in operating activities over the current period can be attributed to the increase in net loss in the current twelve month period due primarily to increases in administrative expenses. Our cumulative cash flow used in operating activities was used on accounting, administration, consulting, legal expenses and filing fees. We expect to continue to use cash flow in operating activities over the next twelve months or until such time as the Company can generate sufficient revenue to transition away from net losses from operations.

Cash Used in Investing Activities

Cash flow used in investing activities was $0 for the period from January 1, 2010, to December 31, 2012.

We do expect to use cash flow in investing activities in connection with the development or acquisition of a suitable business opportunity. Until such time as such unidentified opportunity is concluded, we do not expect to use cash flows in investing activities.

Cash Flows from Financing Activities

Cash flow provided from financing activities was $122,968 for the period from January 1, 2010, to

December 31, 2012.  Cash flow provided by financing activities for the twelve months ended December

31, 2012 decreased to $38,240 as compared to $49,415 for the twelve months ended December 31, 2011.

The decrease in cash flow provided from financing activities over the comparative twelve month periods can be attributed to the decreased procurement of unsecured shareholder loans bearing interest at 6% per annum.  We expect to continue to use cash flow provided by financing activities to raise additional funds to maintain operations and seek out suitable business opportunities.

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

The Company had no lines of credit or other bank financing arrangements as of December 31, 2012.

The Company had no commitments for future capital expenditures that were material at December 31,

2012.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off-Balance Sheet Arrangements

As of December 31, 2012, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition,

revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Future Financings

We anticipate continuing to rely on debt or equity sales of our shares of common stock in order to continue to fund our business operations. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our plan of operations.

Critical Accounting Policies

In Note 2 to the audited financial statements for the years ended December 31, 2012 and 2011, included in our Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position.  The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United

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

Going Concern

The Company’s auditors have expressed an opinion as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $23,468,995 and  negative  cash  flows from  operating activities as of December 31, 2012.  The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources.  Management’s plan to address the Company’s ability to continue as a going concern includes: (i) obtaining funding from the private placement of debt or equity; and (ii) realizing revenues from its prospective development or acquisition of a suitable business opportunity.  Management believes that it will be able to obtain funding to allow the Company to remain a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful.

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

RISK

Not required for smaller reporting companies

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the year ended December 31, 2012, as set forth below, are included with this Annual Report on Form 10-K. Our audited financial statements are prepared on the basis of accounting principles generally accepted in the United States and are expressed in U.S. dollars.

PAGE

Auditors’ Report

Consolidated Balance Sheets, December 31, 2012 and 2011

F-2

Consolidated Statements of Operations for the years ended December 31, 2012 and 2011 and cumulative

F-3

amounts from the beginning of the development stage on January 1, 2010 to December 31, 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011 and cumulative

F-4

amounts from the beginning of the development stage on January 1, 2010 to December 31, 2012

Consolidated Statements of Changes in Stockholders’ Equity for the period from the beginning of the

F-5

development stage on January 1, 2010 to December 31, 2012

Notes to Consolidated Financial Statements

F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Arvana Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Arvana Inc. as of December 31, 2012 and

2011  and the related consolidated statements of  operations and comprehensive loss, stockholders' deficiency and  cash  flows  for  the  years  ended  December  31,  2012  and  2011  and  for  the  cumulative  amounts  from  the beginning on the development stage on January 1, 2010 to December 31, 2012. The Company’s management is responsible for these financial statements based on our audits.

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

In our opinion, the consolidated financial  statements referred to above present  fairly, in all  material respects,

the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for years then ended and for the period from the beginning of the development stage on January 1,

2010 to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The  accompanying  financial  statements  have  been  prepared  assuming  that  the  Company  will  continue

as  a  going  concern.    As  discussed  in  Note  1  to  the  financial  statements,  the  Company  generated negative  cash  flows  from  operating  activities  during  the  past  year.  The  Company  has  an  accumulated deficit  of  $23,468,995  as  at  December  31,  2012.  This  raises  substantial  doubt  about  the  Company’s

ability  to  continue  as  a  going  concern.   The  financial  statements  do  not  include  any  adjustments  that might result from the outcome of this uncertainty.

/s/ DAVIDSON & COMPANY”

“DAVIDSON  & COMPANY LLP”

Vancouver, Canada

Chartered Accountants

April 1, 2013

1

Arvana Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in US Dollars)

December 31,

December 31,

2012

2011

ASSETS

Current assets:

Cash

$

1,254

$

1,734

Total assets

$

1,254

$

1,734

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities

Accounts payable and accrued liabilities

$

1,017,344

$

695,550

Loans payable stockholders (Note 3)

631,631

604,930

Loans payable related party (Note 3)

36,741

118,833

Loans payable (Note 3)

145,051

44,833

Amounts due to related parties (Note 3)

475,314

516,719

Total current liabilities

2,306,081

1,980,865

Stockholders' deficiency

Common stock, $0.001 par value 5,000,000 authorized,

885,130 shares issued and outstanding at

December 31, 2012 and 2011, respectively (Note 4)

885

885

Additional paid-in capital

21,166,619

21,166,619

Deficit

(22,705,422)

(22,705,422)

Deficit accumulated during the development stage

(763,573)

(437,877)

(2,301,491)

(1,975,795)

Less: Treasury stock – 2,085 common shares at

December 31, 2012 and 2011, respectively

(3,336)

(3,336)

Total stockholders’ deficiency

(2,304,827)

(1,979,131)

$

1,254

$

1,734

The accompanying notes are an integral part of these consolidated financial statements.

Arvana Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in US Dollars)

Cumulative amounts

from the beginning

of the development

For the year ended

stage on

December 31,

January 1, 2010 to

2012

2011

December 31, 2012

Operating expenses

General and administrative

$

257,539

$

300,764

$     661,691

Depreciation

-

-

103

Total operating expenses

257,539

300,764

661,794

Loss from operations

(257,539)

(300,764)

(661,794)

Interest expense

(47,986)

(45,951)

(136,688)

Foreign exchange gain (loss)

(20,171)

35,266

34,909

Net loss and comprehensive loss for the

year

$

(325,696)

$

(311,449)

$    (763,573)

Per common share information – basic and

diluted:

Weighted average shares outstanding

885,130

1,004,514

Net loss per common share – basic and

diluted

$

(0.37)

$

(0.31)

The accompanying notes are an integral part of these consolidated financial statements.

Arvana Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

Cumulative amounts

from the beginning of

For the year ended

the development stage on

December 31,

January 1, 2010 to

2012

2011

December 31, 2012

Cash flows from operating activities

Net loss for the period

$

(325,696)

$

(311,449)

$     (763,573)

Items not involving cash:

Depreciation and amortization

-

-

103

Unrealized foreign exchange

18,345

(27,424)

(32,467)

Changes in non-cash working capital:

Accounts payable and accrued liabilities

303,700

52,205

410,022

Amounts due to related parties

(35,069)

236,913

263,667

Net cash used in operations

(38,720)

(49,755)

(122,248)

Cash flows from financing activities

Proceeds of loans payable stockholders

20,551

14,749

41,613

Proceeds of loans payable related parties

17,689

14,833

36,522

Proceeds of loans payable

-

19,833

44,833

Net cash provided by financing activities

38,240

49,415

122,968

Increase (decrease) in cash

(480)

(340)

720

Cash , beginning of period

1,734

2,074

534

Cash, end of period

$

1,254

$

1,734

$

1,254

Supplementary information

Cash paid for interest

$

-

$

-

Cash paid for income taxes paid

$

-

$

-

There were no non-cash investing and financing transactions for the years ended December 31, 2012 and 2011 or from the beginning of the development stage on January 1, 2010 to December 31, 2012.

The accompanying notes are an integral part of these consolidated financial statements.

Arvana Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statement of Stockholders' Deficiency

For the year ended December 31, 2012

(Expressed in US Dollars)

Deficit Accumulated

Additional

During

Common Shares

Paid-

Development

Treasury

Total Stockholders’

Shares

Amount

in Capital

Deficit

Stage

Shares

Amount

(Deficiency)

Balance

December

31, 2010

1,060,130

$

1,060

$    21,446,444

$    (22,705,422)

$

(126,428)

(177,085)

$    (283,336)

$

(1,667,682)

Cancellation

of treasury

stock

(175,000)

(175)

(279,825)

175,000

280,000

Net loss for

the year

ended

December

31, 2011

(311,449)

(311,449)

Balance

December

31, 2011

885,130

885

21,166,619

(22,705,422)

(437,877)

(2,085)

(3,336)

(1,979,131)

Net loss for

the year

ended

December

31, 2012

(325,696)

(325,696)

Balance

December

31, 2012

885,130

$

885

$    21,166,619

$    (22,705,422)

$

(763,573)

(2,085)

$

(3,336)

$

(2,304,827)

The accompanying notes are an integral part of these consolidated financial statements.

Arvana Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2012 and 2011

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

These consolidated financial statements for the year ended December 31, 2012 include the accounts of the

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

December 31, 2012, the Company incurred a loss from operations of $325,696. At December 31, 2012,

the Company had a working capital deficiency of $2,304,827. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

For the Years Ended December 31, 2012 and 2011

(Expressed in U.S. Dollars)

2. Summary of Significant Accounting Policies

a) Basis of presentation

The Company is in the process of evaluating business opportunities and is a development stage company.

The Company’s fiscal year end is December 31. The accompanying consolidated financial statements of

Arvana Inc. for the years ended December 31, 2012 and 2011, and for the cumulative amounts from the beginning of the development stage on January 1, 2010, through December 31, 2012, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for financial information with the instructions to Form 10-K and Regulation S-K. Results are not necessarily indicative of results which may be achieved in the future.

b) Basis of consolidation

Included in the financial statements are the accounts of the Company, its wholly-owned inactive subsidiaries Arvana Networks, Arvana Par, and Arvana Com. All inter-company transactions and balances have been eliminated.

c) Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates include the recognition of deferred tax assets based on the change in unrecognized deductible temporary tax differences.

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

Transactions conducted in foreign currencies are recorded using the exchange rate in effect on the transaction date. At the period end, monetary assets and liabilities are translated to the functional currency of each entity using the exchange rate in effect at the period end date. Transaction gains and losses are recorded in foreign exchange gain or loss in the statement of operations and comprehensive loss.

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

For the Years Ended December 31, 2012 and 2011

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

The Company classifies financial assets and liabilities as held-for-trading, available-for-sale, held-to-

maturity, loans and receivables or other financial liabilities depending on their nature. Financial assets and financial liabilities are recognized at fair value on their initial recognition, except for those arising from certain related party transactions which are accounted for at the transferor’s carrying amount or exchange amount.

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

For the Years Ended December 31, 2012 and 2011

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

k) Loss per share

Basic loss per share is computed using the weighted average number of common shares outstanding during the year. Diluted loss per share is computed using the weighted average number of common shares and potentially dilutive common stock equivalents, including stock options and warrants. For the periods presented, this calculation proved to be anti-dilutive.

l) Reclassifications

Certain of the comparative figures for the prior years have been reclassified to conform with the presentation adopted in the current year.

Arvana Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2012 and 2011

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

3. Amounts Due to Related Parties and Loans Payable to Stockholders

From February, 2007 until December 31, 2012 the Company received a number of loans from stockholders, related parties and unrelated third parties.  As of December 31, 2012 the Company had received loans of $631,631 (Euro 225,000; CAD 72,300; $262,300) (December 31, 2011 - $604,930:

Euro 225,000; CAD 62,300; $251,800) from stockholders, loans of $36,741 (CAD 27,600; $9,000)

(December 31, 2011 – $118,833: CAD 10,000; $109,000) from a related party and loans of $145,051

(CAD 10,000; $ 135,000) (December 31, 2011 – $ 44,833: CAD 10,000; $35,000) from unrelated third parties. All of the loans bear interest at 6% per annum.  The loans were made in 3 different currencies,

Euros, Canadian Dollars and US Dollars.  All amounts reflected on these consolidated financial statements are expressed in US Dollars.  Repayment of the loans is due on closing of any future financing arrangement by the Company.  The balance of accrued interest of $215,518 and $156,015 is included in accounts payable and accrued expenses at December 31, 2012 and December 31, 2011, respectively.

Interest expense recognized on these loans was $47,986 for the year ended December 31, 2012, compared to $45,951 for the year ended December 31, 2011.

At December 31, 2012 and December 31, 2011 the Company had amounts due to related parties of

$475,314 and $516,719, respectively.  This amount includes $136,100 at December 31, 2012 and

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

For the Years Ended December 31, 2012 and 2011

(Expressed in U.S. Dollars)

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

At December 31, 2012 and December 31, 2011, there were no stock options outstanding.  No options were granted, exercised or expired during the year ended December 31, 2012 or the year ended December

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

5. Segmented Information

The Company has no reportable segments.

6. Deferred Income Taxes

Income tax benefits attributable to losses from United States of America operations was $Nil for the years ended December 31, 2012 and 2011, and differed from the amounts computed by applying the United

States of America federal income tax rate of 34 percent to pretax losses from operations as a result of the following:

2012

2011

Loss for the year before income taxes

$

(325,696)   $

(311,449)

Computed "expected" tax benefit

$

(110,829)   $

(105,893)

Deductible expenses

6,858

(11,990)

Change in valuation allowance

103,971

117,883

Income tax expense

$

-     $

-

Arvana Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2012 and 2011

(Expressed in U.S. Dollars)

6. Deferred Income Taxes (continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011are presented below:

2012

2011

Deferred tax assets:

Net operating loss carry forwards - US

$

716,938     $

612,967

Valuation allowance

(716,938)

(612,967)

Net deferred tax asset

$

-     $

-

The valuation allowance for deferred tax assets as of December 31, 2012 and 2011 was $716,938 and

$612,967, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income,

and tax planning strategies in assessing the realizability of deferred tax assets. In order to fully realize the deferred tax asset attributable to net operating loss carryforwards, the Company will need to generate future taxable income of approximately $2,100,000 prior to the expiration of the net operating loss carry-

forwards.

7. Related Party Transactions

Other than amounts payable to related parties as disclosed below and in Note 3, the Company did not have any other related party transactions for the periods ended December 31, 2012 and 2011.

Our chief executive officer and director has entered into a consulting arrangement on a month to month basis that provides for a monthly fee of CAD 5,000. These amounts have been accrued and are currently unpaid. As of December 31, 2012 our chief executive officer was owed $60,306 (CAD 60,000) for services rendered as an officer.

Our chief financial officer and director has entered into a consulting agreement on a month to month basis that provides for a monthly fee of $2,000. These amounts have been accrued and are currently unpaid. As of December 31, 2012 our chief financial officer was owed $48,000 for services rendered as an officer.

Our chief executive officer and director entered into a debt assignment agreement effective January 1,

2012 with a corporation with a director in common and thereby assigned $199,373 (CAD 202,759) of unpaid amounts payable.

Our chief executive officer and director entered into a debt assignment agreement effective January 1,

2012 with an unrelated third party and thereby assigned $53,357 of unpaid amounts payable and $100,000 of unpaid loans.

Arvana Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2012 and 2011

(Expressed in U.S. Dollars)

7. Related Party Transactions (continued)

Our chief executive officer and director is owed $186,257 for unsecured non-interest bearing amounts due on demand loaned to the Company as of December 31, 2012.

Our chief executive officer and a director is owed $36,741 for unsecured amounts bearing 6% interest due on demand loaned to the Company as of December 31, 2012.

Our former officers are owed a total of $104,957 for their prior services rendered as officers.

A director of the Company is owed $60,000 as of December 31, 2012 for services rendered as a director during 2007. Two former directors of the Company are owed $76,100 as of December 31, 2012 for services rendered as directors during 2007.

8. Subsequent Events

The Company evaluated its December 31, 2012 financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in

Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2012 (the “Evaluation Date”). This

evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated

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

     lack of segregation of duties as we have an inadequate number of personnel to properly implement control procedures.

The aforementioned material weaknesses were identified by our chief executive officer and chief financial officer in connection with the review of our financial statements as of December 31, 2012.

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

     appoint an independent director or qualified person to the audit committee when such person is made available to the Company in order to enable the Audit Committee to provide proper oversight in the monitoring of required internal controls over financial reporting such as reviewing estimates and assumptions made by management.

     engage additional accounting personnel to ensure that the Company is able to properly implement internal control procedures at such time as funds become available for this purpose.

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

Changes in internal control over financial reporting

During the period ended December 31, 2012, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

9B.

OTHER INFORMATION

Not applicable.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of the

Company:

Name

Age

Position

Sir John Baring (1)

66

Chairman of the Board of Directors

Zahir Dhanani  (1)

57

Chief Executive Officer and Director

Arnold Tinter

68

Chief Financial Officer and Director

Robert Naso (1)

53

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

Committee.

Other Public Company Directorships in the Last Five Years:

Over the past five years Mr. Dhanani has been a director of the following public companies:

Terraco Gold Corp., a mineral exploration company from January 2011 to present; Jinhua Capital

Corporation, a capital pool company from March 2012 to the present; Wangton Capital Corp., a capital pool company from March 2012 to the present; Arian Resources Corp., a mineral exploration company from November 2012 to the present.

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

Other Public Company Directorships in the Last Five Years:

Over the past five years Mr. Naso has been a director of the following public companies: Arian

Resources Corp., a mineral exploration company from December 2012 to the present.

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

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended December 31, 2012 all such filing requirements applicable to our officers and directors were complied with, except that Messrs. Dhanani, Tinter and Naso should have filed Forms 3 when they became officers and directors of the Company.

ITEM 11.

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The objective of the Company’s compensation program is to provide incentive to our chief executive officer and chief financial officer for services rendered. The compensation program is comprised solely of a consulting fee. We utilize this form of compensation because we feel that this compensatory element is adequate to retain and motivate our executive officer. The amounts we have deemed appropriate to compensate our executive officer were determined in accordance with compensatory packages for other development stage companies though we have no specific formula to determine compensation. While we have deemed that our current compensatory program is appropriately suited for accomplishing our current objectives, in the future we may expand our compensation program to include additional benefits as the

Company realizes those objectives.

Executive compensation for our chief executive officer for the periods ended December 31, 2012, and

December 31, 2011 were $60,110 and $60,704 respectively. Executive compensation for our chief financial officer for the periods ended December 31, 2012 and December 31, 2011 were $24,000 and

$24,000 respectively.

Executive compensation is expected to expand in future periods to include salaries, stock awards and stock options in the event the Company is successful in the development of a suitable business opportunity.

Table

The following table provides summary information for 2012 and 2011 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and the chief financial officer and (ii) any other employee to receive compensation in excess of $100,000.

Summary Compensation Table

Name and

Year      Salary      Bonus

Stock

Option

Non-Equity

Change in Pension

All Other

Total

Principal

Awards

Incentive Plan

Value and

Compensation

Position

($)

($)

Awards

Compensation

Nonqualified

($)

($)

Deferred

($)

($)

($)

Compensation($)

Zahir

2012     60,110

-

-

-

-

-

-

60,110

Dhanani

CEO, and

2011     60,704

-

-

-

-

-

-

60,704

Director

(1)

Arnold

2012     24,000

-

-

-

-

-

-

24,000

Tinter

CFO,

2011     24,000

-

-

-

-

-

-

24,000

PAO, and

Director

(2)

(1)

Mr. Dhanani was appointed director on August 17, 2009 and chief executive officer on July 27, 2010.

(2)

Mr. Tinter was appointed as our chief financial officer and director on July 27, 2010.

Outstanding Equity Awards as of December 31, 2012

There were no outstanding equity awards as of December 31, 2012 for any of our named executive officers.

No share purchase options were granted to or exercised by our named executive officers during our fiscal year ended December 31, 2012.

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

Compensation of Directors

The following table summarizes the compensation of our company’s directors for the year ended

December 31, 2012:

Fees

Non-qualified

Earned or

Non- Equity

Deferred

Paid in

Stock

Option

Incentive Plan    Compensation

All Other

Cash

Awards      Awards      Compensation

Earnings

Compensation

Total

Name(1)

($)

($)

($)

($)

($)

($)

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially (1) as at April 1, 2013 by: (i) each of our directors, (ii) each of our executive officers,

(iii) our executive officers and directors as a group, and (iv) each beneficial shareholder known to us to own more than 5% of our outstanding common stock. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Name and Address

Number of Common

Percentage of

Title of Class

of Beneficial Owner

Shares

Common Shares(1)

Directors and

Officers

Common Stock

Zahir Dhanani, CEO and director

90 Madison Street, Suite 701,

-

-

Denver, CO 80206

Common Stock

Arnold Tinter, CFO and director

90 Madison Street, Suite 701,

-

-

Denver, CO 80206

Common Stock

Robert Naso, director

90 Madison Street, Suite 701,

-

-

Denver, CO 80206

Common Stock

Sir John Baring, director

90 Madison Street, Suite 701,

14,625

1.6%

Denver, CO 80206

Common Stock

All Directors and Executive

14,625

1.6%

Officers as a Group (3 persons)

5% Shareholders

Common Stock

-

-

-

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 1, 2013. The percentage calculations are based on the aggregate of 885,130 shares issued and outstanding as at April 1, 2013.

Change of Control

We are not aware of any arrangement that might result in a change in control in the future.

Equity Compensation Plan Information as at December 31, 2012

Number of securities

Number of securities

remaining available

to be issued upon

for future issuance

Plan Category

exercise of outstanding

Exercise price

under equity

options.

compensation plans

Equity compensation

plan approved by

-0-

N/A

88,513

security holders

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

     Zahir Dhanani, our chief executive officer and director has entered into a consulting arrangement on a month to month basis that provides for a monthly fee of $5,000.

     Arnold Tinter, our chief financial officer and director has entered into a consulting agreement on a month to month basis that provides for a monthly fee of $2,000.

     Sir John Baring, a director of the Company is due $60,000 as of December 31, 2012 for services rendered as a director during 2007.

     Zahir Dhanani, our chief executive officer and director is owed $186,257 for unsecured non-

interest bearing amounts due on demand loaned to the Company as of December 31, 2012.

     Zahir Dhanani, our chief executive officer and a director is owed $36,741 for unsecured amounts bearing 6% interest due on demand loaned to the Company as of December 31, 2012.

     Arnold Tinter, our chief financial officer was owed $48,000 for services rendered as an officer as of December 31, 2012.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth information regarding the amount billed to us by our independent auditor,

Davidson & Company, LLP, for our fiscal years ended December 31, 2012 and 2011:

Years ended December 31

2012

2011

Audit Fees:

$15,000

$15,000

Audit Related Fees:

$ 8,305

$ 8,250

Tax Fees:

$

-

$

-

All Other Fees:

$

-

$

-

Total:

$23,305

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

Our Audit Committee’s policy regarding the pre-approval of non-audit services to be provided to us by our independent auditors is that all such services shall be pre-approved by the Audit Committee. Non-

audit services that are prohibited to be provided by our independent auditors may not be pre-approved. In addition, prior to the granting of any pre-approval, our Audit Committee must be satisfied that the performance of the services in question will not compromise the independence of the auditors.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages

F-1 through F-16, and are included as part of this Form 10-K:

Consolidated financial Statements of the Company for the years ended December 31, 2012 and 2011:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Loss

Consolidated Statement of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 29 of this Form 10-K, and are incorporated herein by this reference.

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

Date:  April 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     /s/ Zahir Dhanani

Zahir Dhanani, Chief Executive Officer and

Director

Date:  April 1, 2013

By:     /s/ Arnold Tinter

Arnold Tinter, Chief Financial Officer,

Principal Accounting Officer and Director

Date:  April 1, 2013

By:     /s/ Sir John Baring

Sir John Baring

Director

Date:  April 1, 2013

By:     /s/ Robert Naso

Robert Naso

Director

Date:  April 1, 2013

EXHIBIT INDEX

Regulation

S-K

Exhibit

Number

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

30