Form 10-Q
period 2013-03-31
ARVANA INC
filed 2013-05-15
CIK 1113313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☑

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

quarterly period ended March 31, 2013

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

Exchange Act). Yes ☑   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares outstanding of the issuer’s common stock, $0.001 par value (the only class of voting stock), at May 13, 2013 was 885,130.

TABLE OF CONTENTS

PART 1- FINANCIAL INFORMATION

Item1.

Financial Statements:

3

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of  Operations

13

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

18

Item 4.

Controls and Procedures

18

PART II-OTHER INFORMATION

Item 1.

Legal Proceedings

19

Item 1A.

Risk Factors

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

Arvana Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(Unaudited)

March 31,

December 31,

2013

2012

ASSETS

(Unaudited)

(Audited)

Current asset

Cash

$

1,181

$

1,254

Total assets

$

1,181

$

1,254

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities

Accounts payable and accrued liabilities

$    1,013,645

$    1,017,344

Loans payable stockholders (Note 3)

622,410

631,631

Loans payable related party (Note 3)

36,167

36,741

Loans payable (Note 3)

148,175

145,051

Amounts due to related parties (Note 3 and 6)

491,160

475,314

Total current liabilities

2,311,557

2,306,081

Stockholders' deficiency

Common stock, $0.001 par value 5,000,000 shares authorized

885,130 shares issued and outstanding at

March 31, 2013 and at December 31, 2012 (Note 4)

885

885

Additional paid-in capital

21,166,619

21,166,619

Deficit

(22,705,422)

(22,705,422)

Deficit accumulated during the development stage

(769,122)

(763,573)

(2,307,040)

(2,301,491)

Less: Treasury stock - 2,085 common shares at

March 31, 2013 and at December 31, 2012

(3,336)

(3,336)

Total stockholders’ deficiency

(2,310,376)

(2,304,827)

Total liabilities and deficiency

$

1,181

$

1,254

Subsequent events (Note 7)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Arvana Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2013 and 2012

(Unaudited)

Cumulative

Amounts from the

Beginning of the

Development

Three Months Ended

Stage on

March 31,

January 1, 2010 to

2013

2012

March 31, 2013

Operating expenses

General and administrative

$    23,944

$   77,120

$

685,635

Depreciation

-

-

103

Total operating expenses

23,944

77,120

685,738

Loss from operations

(23,944)

(77,120)

(685,738)

Interest expense

(12,058)

(11,675)

(148,746)

Foreign exchange gain (loss)

30,453

(26,176)

65,362

Net loss and comprehensive loss for

the period

$    (5,549)

$  (114,971)

$

(769,122)

Per share information - basic and diluted:

Weighted average shares outstanding

885,130

885,130

Net loss per share

$

(0.01)

$    (0.13)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Arvana Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Cumulative

amounts from the

beginning of the

development stage

on

For the Three Months Ended

January 1, 2010 to

March 31,

March 31,

2013

2012

2013

Cash flows from operating activities

Net loss for the period

$

(5,549)      $   (114,971)

$

(769,122)

Adjustments to reconcile net loss to net cash

used in operating activities:

Depreciation and amortization

-

-

103

Unrealized foreign exchange

(30,443)

26,001

(62,910)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities

11,280

19,564

421,302

Amounts due to related parties

21,307

69,379

284,974

Net cash used in operations

(3,405)

(27)

(125,653)

Cash flows from financing activities

Proceeds of loans payable stockholders

-

-

41,613

Proceeds of loans payable related parties

-

-

36,522

Proceeds of loans payable

3,332

-

48,165

Net cash provided by financing activities

3,332

-

126,300

Increase in cash

(73)

(27)

647

Cash, beginning of period

1,254

1,734

534

Cash, end of period

$

1,181      $

1,707

$

1,181

Supplementary information

Interest paid

$

-

$

-      $

-

Taxes paid

$

-     $

-      $

-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Arvana Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

March 31, 2013

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

These condensed consolidated financial statements for the three month period ended March 31, 2013 include the accounts of the Company and its subsidiary Arvana Networks Inc. (including its wholly-

owned subsidiaries, Arvana Participaçōes S.A.  (“Arvana Par”) and Arvana Comunicações do Brasil S. A.

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

These condensed consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. For the three month period ended March 31, 2013, we incurred a loss from operations of $5,549. At March 31,

2013, we had a working capital deficiency of $2,310,376. These conditions raise substantial doubt about our ability to continue as a going concern.

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

March 31, 2013

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

Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) Topic 915.

Our fiscal year end is December 31. The accompanying consolidated interim financial statements of

Arvana Inc. for the three month periods ended March 31, 2013 and 2012, and for the cumulative amounts from the beginning of the development stage on January 1, 2010, through March 31, 2013, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”)

for financial information with the instructions to Form 10-Q and Regulation S-X. Although they are unaudited, in the opinion of management, they include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Results are not necessarily indicative of results which may be achieved in the future. The consolidated interim financial statements and notes appearing in this report should be read in conjunction with our consolidated audited financial statements and related notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of

Operations, contained in the our Annual Report on Form 10-K for the fiscal year ended December 31,

2012, as filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2013.

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

March 31, 2013

(Unaudited)

2.

Summary of Significant Accounting Policies (continued)

Financial instruments (continued)

The estimated fair values of the Company's  financial instruments as of March 31, 2013 and December 31,

2012 follows:

March 31,

December 31,

2013

2012

Carrying

Fair

Carrying

Fair

Amount

Value

Amount

Value

Cash

$1,181

$1,181

$1,254

$1,254

Accounts payable and accrued liabilities

1,013,645

1,013,645

1,017,344

1,017,344

Loans payable to stockholders

622,410

622,410

631,631

631,631

Loans payable to related party

36,167

36,167

36,741

36,741

Loans payable

148,175

148,175

145,051

145,051

Amounts due to related parties

491,160

491,160

475,314

475,314

The  following  table  presents  information  about  the  assets  that  are  measured  at  fair  value  on  a  recurring basis  as  of  March  31,  2013,  and  indicates  the  fair  value  hierarchy  of  the  valuation  techniques  the

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

Significant

Prices

Other

Significant

in Active

Observable

Unobservable

March 31,

Markets

Inputs

Inputs

2013

(Level 1)

(Level 2)

(Level 3)

Assets:

Cash

$

1,181

$

1,181

$

—

$

—

The fair value of cash is determined through market, observable and corroborated sources.

Arvana Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

March 31, 2013

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

3.

Amounts Due to Related Parties and Loans Payable to Stockholders

From February, 2007 until March 31, 2013 the Company received a number of loans from stockholders,

related parties and unrelated third parties.  As of March 31, 2013 the Company had received loans of

$622,410 (Euro 225,000; CAD 72,300; $262,300) (December 31, 2012 - $631,631: Euro 225,000; CAD

72,300; $262,300) from stockholders, loans of $36,167 (CAD 27,600; $9,000) (December 31, 2012 –

$36,741: CAD 27,600; $9,000) from a related party and loans of $148,175 (CAD 10,000; $ 138,332)

(December 31, 2012 – $ 145,051: CAD 10,000; $135,000) from unrelated third parties. All of the loans bear interest at 6% per annum.  The loans were made in 3 different currencies, Euros, Canadian Dollars and US Dollars.  All amounts reflected on these consolidated financial statements are expressed in US

Dollars.  Repayment of the loans is due on closing of any future financing arrangement by the Company.

The balance of accrued interest of $224,573 and $215,518 is included in accounts payable and accrued expenses at March 31, 2013 and December 31, 2012, respectively.  Interest expense recognized on these loans was $12,058 for the three months ended March 31, 2013, compared to $11,675 for the three months ended March 31, 2012.

At March 31, 2013 and December 31, 2012 the Company had amounts due to related parties of $491,160 and $475,314, respectively.  This amount includes $136,100 at March 31, 2013 and December 31, 2012,

payable to two former directors and a current director for services rendered during 2007. This amount is to be paid part in cash and part in stock at a future date with the number of common shares determined by the fair value of the shares on the settlement date. The amounts owing bear no interest, are unsecured, and have no fixed terms of repayment.

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

At March 31, 2013 and December 31, 2012, there were no stock options outstanding.  No options were granted, exercised or expired during the three months ended March 31, 2013 and the year ended

December 31, 2012.

Arvana Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

March 31, 2013

(Unaudited)

4.

Common Stock (continued)

At March 31, 2013 and December 31, 2012, there were no warrants outstanding.  No warrants were granted, exercised or expired during the three months ended March 31, 2013 and the year ended

December 31, 2012.

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

5.

Segmented Information

The Company has no reportable segments.

6.

Related Party Transactions

Other than amounts payable to related parties as disclosed below and in Note 3, the Company did not have any other related party transactions for the three months ended March 31, 2013 and 2012.

Our chief executive officer and director has entered into a consulting arrangement on a month to month basis that provides for a monthly fee of CAD 5,000. These amounts have been accrued and are currently unpaid. As of March 31, 2013 our chief executive officer was owed $73,823 (CAD 75,000) for services rendered as an officer.

Our chief financial officer and director has entered into a consulting agreement on a month to month basis that provides for a monthly fee of $2,000. These amounts have been accrued and are currently unpaid. As of March 31, 2013 our chief financial officer was owed $54,000 for services rendered as an officer.

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

Our chief executive officer and director is owed $197,986 for unsecured non-interest bearing amounts due on demand loaned to the Company as of March 31, 2013.

Our chief executive officer and a director is owed $36,167 for unsecured amounts bearing 6% interest due on demand loaned to the Company as of March 31, 2013.

Our former officers are owed a total of $103,074 for their prior services rendered as officers.

Arvana Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

March 31, 2013

(Unaudited)

6.

Related Party Transactions (continued)

A director of the Company is owed $60,000 as of March 31, 2013 for services rendered as a director during 2007. Two former directors of the Company are owed $76,100 as of March 31, 2013 for services rendered as directors during 2007.

7.

Subsequent Events

The Company evaluated its March 31, 2013 financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three months ended March 31, 2013 and March 31, 2012.

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

$1,181 and a working capital deficit of $2,310,376 as at March 31, 2013. Should we be successful in identifying a new business opportunity the Company will require additional funding to evaluate and prospectively acquire any given opportunity. The amount of such additional funding will depend on the business and is not determinable at this time.

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

Results of Operations

During the three months ended March 31, 2013, the Company (i) sought out prospective business opportunities; and (ii) satisfied continuous public disclosure requirements.

Our operations for the three months ended March 31, 2013 and 2012 are summarized below.

Three Months

Three Months

Ended

Ended

March 31, 2013

March 31, 2012

Expenses:

General and

administration

$23,944

$77,120

Interest

12,058

11,675

Foreign exchange (gain) loss

(30,453)

26,176

Net Loss and Comprehensive Loss

for the Period

$5,549

$114,971

Net loss and comprehensive loss for the period

For the period from January 1, 2010 to March 31, 2013, the Company recorded a net loss of $769,122.

The Company’s cumulative net losses are primarily due to costs associated with general and administrative expenses. General and administrative costs include accounting costs, consulting fees,

professional fees, travel costs, project development expenses, due diligence costs and office operation costs.

Net losses for the three months ended March 31, 2013 were $5,549 as compared to $114,971 for the three months ended March 31, 2012. The decrease in net losses over the comparative three month period can be attributed to a decline in general and administrative expenses and a significant gain on unrealized foreign exchange in the current period over a loss in the prior period due to that portion of our liabilities that are payable in foreign currencies and the corresponding changes in the value of those foreign currencies.

We did not generate revenue during this period and expect to continue to incur losses over the next twelve months at a rate comparable to the three months presented here or until such time as a new business opportunity that produces income is concluded.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from January 1, 2010, to

March 31, 2013.

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

The Company had current and total assets of $1,181 as of March 31, 2013, consisting solely of cash.

Current and total liabilities as of March 31, 2013 were $2,311,557 consisting of accounts payable and accrued liabilities of $1,013,645, loans payable to stockholders of $622,410, loans payable to a related party of $36,167, loans payable of $148,175 and amounts due to related parties of $491,160. The

Company had a working capital deficit of $2,310,376 and a net stockholders deficit of $2,310,376 as of

March 31, 2013.

The Company had current and total assets of $1,254 as of December 31, 2012, consisting solely of cash.

Current and total liabilities of December 31, 2012 were $2,306,081 consisting of accounts payable and accrued liabilities of $1,017,344, loans payable to stockholders of $631,631, loans payable to a related party of $36,741, loans payable of $145,051 and amounts due to related parties of $475,314. The

Company had a working capital deficit of $2,304,827 and a net stockholders deficit of $2,304,827 as of

December 31, 2012.

Cash Used in Operating Activities

Cash flow used in operating activities was $125,653 for the period from January 1, 2010, to March 31,

2013. Our cumulative cash flow used in operating activities was used on accounting, administration,

consulting, legal expenses and filing fees.

We used cash in operations in the amount of $3,405 during the three months ended March 31, 2013 compared to $27 during the three months ended March 31, 2012. The cash flow used in operations during the three months ended March 31, 2013 was attributable primarily to net losses due to administration expenses and unrealized foreign exchange losses offset by accounts payable and accrued liabilities, and amounts due to related parties. We expect to continue to use cash flow in operating activities over the next twelve months or until such time as the Company can generate sufficient revenue to transition away from net losses.

Cash Used in Investing Activities

Cash flow used in investing activities was $0 for the period from January 1, 2010, to March 31, 2013. We do expect to use cash flow in investing activities in connection with the development or acquisition of a suitable business opportunity. Until such time as such unidentified opportunity is concluded, we do not expect to use cash flows in investing activities.

Cash Flows from Financing Activities

Cash flow provided from financing activities was $126,300 for the period from January 1, 2010, to March

31, 2013.  Our cumulative cash flows from financing activities can be mainly attributed to loans contributed by shareholders, related parties and unrelated parties.

Cash flow provided by financing activities for the three months ended March 31, 2013 was $3,332 as compared to $0 for the three months ended March 31, 2012. The change in cash flow provided from financing activities over the comparative three month periods can be attributed to the timing differences involved with the procurement of unsecured loans.  We expect to continue to use cash flow provided by financing activities to raise additional funds to maintain operations and seek out suitable business opportunities.

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

The Company had no lines of credit or other bank financing arrangements as of March 31, 2013.

The Company had no commitments for future capital expenditures that were material at March 31, 2013.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off-Balance Sheet Arrangements

As of March 31, 2013, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition,

revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

Going Concern

Our auditors have expressed an opinion as to the Company’s ability to continue as a going concern as a result of an accumulated deficit during the development stage of $763,573 and negative cash flows from operating activities as of December 31, 2012.  The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources.

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

  our anticipated financial performance and business plan;
  the sufficiency of existing capital resources;
  our ability to raise additional capital to fund cash requirements for future operations;
  uncertainties related to the Company’s future business prospects;
  our ability to generate revenues from future operations;
  the volatility of the stock market and;
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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2013, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date:  May 13, 2013

By:     /s/ Arnold Tinter

Arnold Tinter, Chief Financial Officer,

Principal Accounting Officer

Date:  May 13, 2013

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