Form 10-Q
period 2013-06-30
ARVANA INC
filed 2013-08-13
CIK 1113313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☑

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

quarterly period ended June 30, 2013

 ☐

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

transition period from

to

.

000-30695

(Commission file number)

ARVANA INC.

(Exact name of registrant as specified in its charter)

NEVADA

87-0618509

State or other jurisdiction of

(I.R.S. Employer

incorporation or organization

Identification No.)

700 Lavaca Street, Suite 1400, Austin, Texas 78701

(Address of principal executive offices) (Zip Code)

(512) 462-3327

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

Exchange Act). Yes ☑   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares outstanding of the issuer’s common stock, $0.001 par value (the only class of voting stock), at August 9, 2013 was 885,130.

TABLE OF CONTENTS

PART 1- FINANCIAL INFORMATION

Item1.

Financial Statements:

3

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of

11

Operations

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

16

Item 4.

Controls and Procedures

16

PART II-OTHER INFORMATION

Item 1.

Legal Proceedings

17

Item 1A.    Risk Factors

17

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

17

Item 3.

Defaults Upon Senior Securities

17

Item 4.

Mine Safety Disclosures

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

Arvana Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(Unaudited)

June 30,

December 31,

2013

2012

ASSETS

(Unaudited)

(Audited)

Current asset

Cash

$

1,118

$

1,254

Total assets

$

1,118

$

1,254

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities

Accounts payable and accrued liabilities

$    1,020,497

$    1,017,344

Loans payable stockholders (Note 3)

627,850

631,631

Loans payable related party (Note 3)

35,242

36,741

Loans payable (Note 3)

144,508

145,051

Amounts due to related parties (Note 3 and 6)

495,529

475,314

Total current liabilities

2,323,626

2,306,081

Stockholders' deficiency

Common stock, $0.001 par value 5,000,000 shares authorized

885,130 shares issued and outstanding at

June 30, 2013 and at December 31, 2012 (Note 4)

885

885

Additional paid-in capital

21,166,619

21,166,619

Deficit

(22,705,422)

(22,705,422)

Deficit accumulated during the development stage

(781,254)

(763,573)

(2,319,172)

(2,301,491)

Less: Treasury stock - 2,085 common shares at

June 30, 2013 and at December 31, 2012

(3,336)

(3,336)

Total stockholders’ deficiency

(2,322,508)

(2,304,827)

Total liabilities and stockholders' deficiency

$

1,118

$

1,254

Subsequent events (Note 7)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Arvana Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2013 and 2012

(Unaudited)

Cumulative

Amounts from the

Beginning of the

Development

Three Months Ended

Six Months Ended

Stage on

June 30,

June 30,

January 1, 2010 to

2013

2012

2013

2012

June 30, 2013

Operating expenses

General and administrative

$

20,960      $

63,471

$

44,904     $

140,591     $

706,595

Depreciation

-

-

-

-

103

Total operating expenses

20,960

63,471

44,904

140,591

706,698

Loss from operations

(20,960)

(63,471)

(44,904)

(140,591)

(706,698)

Interest expense

(12,109)

(11,743)

(24,167)

(23,418)

(160,855)

Foreign exchange gain

20,937

43,721

51,390

17,545

86,299

Net loss and Comprehensive

loss

$

(12,132)     $

(31,493)

$

(17,681)    $

(146,464)    $

(781,254)

Per share information - basic and diluted:

Weighted average shares outstanding

885,130

885,130

885,130

885,130

Net loss per share

$

(0.01)    $

(0.04)

$

(0.02)    $

(0.17)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Arvana Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Cumulative

amounts from the

beginning of the

development stage

on

For the Six Months Ended

January 1, 2010 to

June 30,

June 30,

2013

2012

2013

Cash flows from operating activities

Net loss for the period

$      (17,681)      $   (146,464)

$

(781,254)

Adjustments to reconcile net loss to net cash

used in operating activities:

Depreciation and amortization

-

-

103

Unrealized foreign exchange

(50,464)

(15,542)

(82,931)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities

29,456

21,607

439,478

Amounts due to related parties

34,471

111,908

298,138

Net cash used in operations

(4,218)

(28,491)

(126,466)

Cash flows from financing activities

Proceeds of loans payable stockholders

4,082

14,822

41,613

Proceeds of loans payable related parties

-

14,733

36,522

Proceeds of loans payable

-

-

48,915

Net cash provided by financing activities

4,082

29,555

127,050

Increase in cash

(136)

1,064

584

Cash, beginning of period

1,254

1,734

534

Cash, end of period

$

1,118      $

2,798

$

1,118

Supplementary information

Interest paid

$

-

$

-      $

-

Taxes paid

$

-     $

-      $

-

The accompanying notes are an integral part of these condensed consolidated financial statements.

6

Arvana Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

June 30, 2013

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

to Arvana Inc. On September 30, 2010, the authorized capital stock was decreased to 5,000,000 common shares with a par value of $0.001 and a reverse split effected of one share for every twenty shares outstanding.

These condensed consolidated financial statements for the six month period ended June 30, 2013 include the accounts of the Company and its subsidiary Arvana Networks Inc. (including its wholly-owned subsidiaries, Arvana Participaçōes S.A.  (“Arvana Par”) and Arvana Comunicações do Brasil S. A.

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

These condensed consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. For the six month period ended June 30, 2013, we incurred a loss from operations of $17,681. At June 30, 2013, we had a working capital deficiency of $2,322,508. These conditions raise substantial doubt about our ability to continue as a going concern.

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

June 30, 2013

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

Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) Topic 915.

Our fiscal year end is December 31. The accompanying consolidated interim financial statements of

Arvana Inc. for the six month periods ended June 30, 2013 and 2012, and for the cumulative amounts from the beginning of the development stage on January 1, 2010, through June 30, 2013, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”)

for financial information with the instructions to Form 10-Q and Regulation S-X. Although they are unaudited, in the opinion of management, they include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Results are not necessarily indicative of results which may be achieved in the future. The consolidated interim financial statements and notes appearing in this report should be read in conjunction with our consolidated audited financial statements and related notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of

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

Accounts  payable  and  accrued liabilities  and loans  payable  -  the carrying amount approximates  fair  value due to the short-term nature of the obligations.

Arvana Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

June 30, 2013

(Unaudited)

2.

Summary of Significant Accounting Policies (continued)

Financial instruments (continued)

The  estimated  fair  values  of  the  Company's  financial  instruments  as  of  June  30,  2013  and  December  31,

2012 follows:

June 30,

December 31,

2013

2012

Carrying

Fair

Carrying

Fair

Amount

Value

Amount

Value

Cash

$1,118

$1,118

$1,254

$1,254

Accounts payable and accrued liabilities

1,020,497

1,020,497

1,017,344

1,017,344

Loans payable to stockholders

627,850

627,850

631,631

631,631

Loans payable to related party

35,242

35,242

36,741

36,741

Loans payable

144,508

144,508

145,051

145,051

Amounts due to related parties

495,529

495,529

475,314

475,314

The  following  table  presents  information  about  the  assets  that  are  measured  at  fair  value  on  a  recurring basis  as  of  June  30,  2013,  and  indicates the  fair  value hierarchy of  the  valuation techniques the  Company utilized  to  determine  such  fair  value.  In  general,  fair  values  determined  by  Level  1  inputs  utilize  quoted prices (unadjusted)  in  active  markets  for identical  assets.  Fair  values  determined by Level  2  inputs  utilize

data   points   that   are   observable   such   as   quoted   prices,   interest   rates   and   yield   curves.   Fair   values

determined  by  Level  3  inputs  are  unobservable  data  points  for  the  asset  or  liability,  and  included situations where there is little, if any, market activity for the asset:

Quoted

Significant

Prices

Other

Significant

in Active

Observable

Unobservable

June 30,

Markets

Inputs

Inputs

2013

(Level 1)

(Level 2)

(Level 3)

Assets:

Cash

$

1,118

$

1,118

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

June 30, 2013

(Unaudited)

3.

Amounts Due to Related Parties and Loans Payable to Stockholders

From February 2007 until June 30, 2013 the Company received a number of loans from stockholders,

related parties and unrelated third parties.  As of June 30, 2013 the Company had received loans of

$627,850 (Euro 225,000; CAD 72,300; $266,382) (December 31, 2012 - $631,631: Euro 225,000; CAD

72,300; $262,300) from stockholders, loans of $35,242 (CAD 27,600; $9,000) (December 31, 2012 –

$36,741: CAD 27,600; $9,000) from a related party and loans of $144,508 (CAD 10,000; $ 135,000)

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

The balance of accrued interest of $237,314 and $215,518 is included in accounts payable and accrued expenses at June 30, 2013 and December 31, 2012, respectively.  Interest expense recognized on these loans was $24,167 for the six months ended June 30, 2013, compared to $23,418 for the six months ended

June 30, 2012.

At June 30, 2013 and December 31, 2012 the Company had amounts due to related parties of $495,529 and $475,314, respectively.  This amount includes $136,100 at June 30, 2013 and December 31, 2012,

payable to two former directors and a current director for services rendered during 2007. This amount is to be paid part in cash and part in stock at a future date with the number of common shares determined by the fair value of the shares on the settlement date. The amounts owing bear no interest, are unsecured, and have no fixed terms of repayment.

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

At June 30, 2013 and December 31, 2012, there were no stock options outstanding.  No options were granted, exercised or expired during the six months ended June 30, 2013 and the year ended December

31, 2012.

At June 30, 2013 and December 31, 2012, there were no warrants outstanding.  No warrants were granted,

exercised or expired during the six months ended June 30, 2013 and the year ended December 31, 2012.

On September 30, 2010, the Company completed a common stock reverse split of one share for each twenty shares outstanding. These condensed consolidated financial statements have been prepared showing after reverse stock split shares with a par value of $0.001.

On September 6, 2011, the Company cancelled 175,000 shares of its treasury stock of which cancellation removed $175 from common stock and $279,825 from additional paid-in capital.

Arvana Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

June 30, 2013

(Unaudited)

5.

Segmented Information

The Company has no reportable segments.

6.

Related Party Transactions

Other than amounts payable to related parties as disclosed below and in Note 3, the Company did not have any other related party transactions for the six months ended June 30, 2013 and 2012.

Our former chief executive officer and former director had entered into a consulting arrangement on a month to month basis that provided for a monthly fee of CAD 5,000. These amounts have been accrued and are currently unpaid. This consulting arrangement ended on May 24, 2013. As of June 30, 2013 our former chief executive officer was owed $79,591 (CAD 83,710) for services rendered as an officer.

Our former chief financial officer and former director had entered into a consulting agreement on a month to month basis that provides for a monthly fee of $2,000. These amounts have been accrued and are currently unpaid. This consulting arrangement ended on June 14, 2013. As of June 30, 2013 our former chief financial officer was owed $58,870 for services rendered as an officer.

Our former chief executive officer and former director entered into a debt assignment agreement effective

January 1, 2012 with a corporation with a former director in common and thereby assigned $192,784

(CAD 202,759) of unpaid amounts payable.

Our former chief executive officer and former director entered into a debt assignment agreement effective

January 1, 2012 with an unrelated third party and thereby assigned $53,357 of unpaid amounts payable and $100,000 of unpaid loans.

Our former chief executive officer and former director is owed $200,516 for unsecured non-interest bearing amounts due on demand loaned to the Company as of June 30, 2013.

Our former chief executive officer and former director is owed $35,242 for unsecured amounts bearing

6% interest due on demand loaned to the Company as of June 30, 2013.

Our other former officers are owed a total of $100,043 for their prior services rendered as officers.

A director of the Company is owed $60,000 as of June 30, 2013 for services rendered as a director during

2007. Two former directors of the Company are owed $76,100 as of June 30, 2013 for services rendered as directors during 2007.

7.

Subsequent Events

The Company evaluated its June 30, 2013 financial statements for subsequent events through the date the financial statements were issued. Except for the event discussed below, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Subsequent to June 30, 2013, the Company received loans totaling $20,000. These loans are unsecured,

payable on demand and bear interest at the rate of 6% per annum.

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

Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three and six months ended June 30, 2013 and June 30, 2012.

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

Our Plan of Operation

The Company’s plan of operation over the next twelve months is to identify and acquire a suitable business opportunity. However, we will not be able to pursue any new business opportunities that we might identify without additional financing to provide for ongoing operations. Management is actively seeking new financing to this end while we evaluate potential businesses.

We anticipate that in order to maintain operations while we evaluate new businesses the Company will need debt or equity funding of at least $50,000 over the next twelve months. Should we be successful in identifying a new business opportunity the Company will require additional funding to evaluate and prospectively acquire any given opportunity. The amount of such additional funding will depend on the business and is not determinable at this time.

Other than shareholder loans, we do not believe that debt financing will be an attractive means of funding our business development as we do not have tangible assets to secure debt financing. Rather, we anticipate that future funding will be in the form of shareholder loans and equity financing from the sale of our common stock. However, we do not currently have any financing arrangements in place and cannot provide prospective investors with any assurance that we will be able to procure sufficient funding to fund our plan of operation. Accordingly, we will require continued financial support from our shareholders and creditors until we are able to generate sufficient net cash flow from active operations on a sustained basis.

Results of Operations

During the six months ended June 30, 2013, the Company (i) sought out prospective business opportunities; and (ii) satisfied continuous public disclosure requirements.

Our operations for the three and six months ended June 30, 2013 and 2012 are summarized below.

Three months

Three months

Six months

Six months

Ended

Ended

Ended

Ended

June 30, 2013

June 30, 2012

June 30, 2013

June 30, 2012

Expenses:

General and administration

$20,960

$63,471

$44,904

$140,591

Interest

12,109

11,743

24,167

23,418

Foreign exchange gain

(20,937)

(43,721)

(51,390)

(17,545)

Net Loss and Comprehensive

Loss for the Period

$12,132

$31,493

$17,681

$146,464

Net loss and comprehensive loss for the period

For the period from January 1, 2010 to June 30, 2013, the Company recorded a net loss of $781,254. The

Company’s cumulative net losses are primarily due to costs associated with general and administrative expenses. General and administrative costs include accounting costs, consulting fees, professional fees,

travel costs, project development expenses, due diligence costs and office operation costs.

Net losses for the three months ended June 30, 2013 were $12,132 as compared to $31,493 for the three months ended June 30, 2012. The decrease in net losses over the comparative three month periods can be attributed to a decline in general and administrative expenses and a gain on unrealized foreign exchange in the current three month period.

Net losses for the six months ended June 30, 2013 were $17,681 as compared to $146,464 for the six months ended June 30, 2012. The decrease in net losses over the comparative six month period can be attributed to a decline in general and administrative expenses and a gain on unrealized foreign exchange in the current six month period due to volatility in the value of foreign currencies against the US dollar that impact the expenses associated with that portion of our liabilities that are payable in foreign currencies.

We did not generate revenue during this period and expect to continue to incur losses over the next twelve months at a rate comparable to the three and six months presented here or until such time as we are able to conclude the acquisition or development of a new business opportunity that produces net income.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from January 1, 2010, to June

30, 2013.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carry-forward and start up costs that will offset any future operating profit.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources, and stockholders’ deficit.

The Company had current and total assets of $1,118 as of June 30, 2013, consisting solely of cash.

Current and total liabilities as of June 30, 2013 were $2,323,626 consisting of accounts payable and accrued liabilities of $1,020,497, loans payable to stockholders of $627,850, loans payable to a related party of $35,242, loans payable of $144,508 and amounts due to related parties of $495,529. The

Company had a working capital deficit of $2,322,508 and a net stockholders deficit of $2,322,508 as of

June 30, 2013.

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

Company had a working capital deficit of $2,304,827 and a net stockholders deficit of $2,304,827 as of

December 31, 2012.

Cash Used in Operating Activities

Cash flow used in operating activities was $126,466 for the period from January 1, 2010, to June 30,

2013. Our cumulative cash flow used in operating activities was used on accounting, administration,

consulting, legal expenses and filing fees.

We used cash in operations in the amount of $4,218 during the six months ended June 30, 2013 compared to $28,491 during the six months ended June 30, 2012. The cash flow used in operations during the six months ended June 30, 2013 was attributable primarily to net losses due to administration expenses. We expect to continue to use cash flow in operating activities over the next twelve months or until such time as the Company can overcome net losses.

Cash Used in Investing Activities

Cash flow used in investing activities was nil for the period from January 1, 2010, to June 30, 2013,

however, we do expect to use cash flow in investing activities in connection with the future development or acquisition of a suitable business opportunity. Until such time as such suitable business opportunity is concluded, we do not expect to use cash flows in investing activities.

Cash Flows from Financing Activities

Cash flow provided from financing activities was $127,050 for the period from January 1, 2010, to June

30, 2013.  Our cumulative cash flows from financing activities can be mainly attributed to loans contributed by shareholders, related parties and unrelated parties.

Cash flow provided by financing activities for the six months ended June 30, 2013 was $4,082 as compared to $29,555 for the six months ended June 30, 2012. The change in cash flow provided from financing activities over the comparative six month periods can be attributed to the timing differences involved in the procurement of unsecured loans.  We expect to continue to use cash flow provided by financing activities to raise funds to maintain operations and seek out suitable business opportunities.

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

The Company had no lines of credit or other bank financing arrangements as of June 30, 2013.

The Company had no commitments for future capital expenditures that were material at June 30, 2013.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off-Balance Sheet Arrangements

As of June 30, 2013, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition,

revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

▪     our anticipated financial performance and business plan;

▪     the sufficiency of existing capital resources;

▪     our ability to raise additional capital to fund cash requirements for future operations;

▪     uncertainties related to the Company’s future business prospects;

▪     our ability to generate revenues from future operations;

▪     the volatility of the stock market and;

▪     general economic conditions.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended June 30, 2013, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ARVANA INC.

By:     /s/ Ruairidh Campbell

Ruairidh Campbell, Chief Executive Officer,

Chief Financial Officer and Principal

Accounting Officer

Date:  August 13, 2013

INDEX TO EXHIBITS

Exhibit

Number

Description of Exhibit

2.1

Agreement and Plan of Reorganization between the Company, Arvana Networks, Inc.

and the Shareholders of Arvana Networks, Inc. dated August 18, 2005(1)

3.1

Articles of Incorporation(2)

3.2

Bylaws, as amended(2)

3.3

Amendment to Articles of Incorporation(3)

10.1

2006 Stock Option Plan, dated June 5, 2006(4)

31

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule

13a-14(a) of the Exchange Act(5)

32

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