Form 10-Q
period 2013-09-30
ARVANA INC
filed 2013-11-13
CIK 1113313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☑

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

quarterly period ended September 30, 2013

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

Exchange Act). Yes ☑   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares outstanding of the issuer’s common stock, $0.001 par value (the only class of voting stock), at November 13, 2013 was 885,130.

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

Arvana Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(Unaudited)

September 30,

December 31,

2013

2012

ASSETS

Current asset

Cash

$

341

$

1,254

Total assets

$

341

$

1,254

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities

Accounts payable and accrued liabilities

$

1,039,767

$

1,017,344

Loans payable stockholders (Note 3)

661,072

631,631

Loans payable related party (Note 3)

35,789

36,741

Loans payable (Note 3)

144,706

145,051

Amounts due to related parties (Note 3 and 6)

501,750

475,314

Total current liabilities

2,383,084

2,306,081

Stockholders' deficiency

Common stock, $0.001 par value 5,000,000 shares authorized

885,130 shares issued and outstanding at

September 30, 2013 and at December 31, 2012 (Note 4)

885

885

Additional paid-in capital

21,166,619

21,166,619

Deficit

(22,705,422)

(22,705,422)

Deficit accumulated during the development stage

(841,489)

(763,573)

(2,379,407)

(2,301,491)

Less: Treasury stock - 2,085 common shares at

September 30, 2013 and at December 31, 2012

(3,336)

(3,336)

Total stockholders’ deficiency

(2,382,743)

(2,304,827)

Total liabilities and stockholders' deficiency

$

341

$

1,254

Subsequent events (Note 7)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Arvana Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2013 and 2012

(Unaudited)

Cumulative

Amounts from the

Beginning of the

Development

Three Months Ended

Nine Months Ended

Stage on

September 30,

September 30,

January 1, 2010 to

September 30,

2013

2012

2013

2012

2013

Operating expenses

General and administrative

$

8,666      $

70,349

$

53,570     $

210,940     $

715,261

Depreciation

-

-

-

-

103

Total operating expenses

8,666

70,349

53,570

210,940

715,364

Loss from operations

(8,666)

(70,349)

(53,570)

(210,940)

(715,364)

Interest expense

(12,623)

(11,861)

(36,790)

(35,279)

(173,478)

Foreign exchange gain (loss)

(38,946)

(32,235)

12,444

(14,690)

47,353

Net loss and Comprehensive

loss

$

(60,235)     $     (114,445)

$

(77,916)    $

(260,909)    $

(841,489)

Per share information - basic and diluted:

Weighted average shares outstanding

885,130

885,130

885,130

885,130

Net loss per share

$

(0.07)    $

(0.13)

$

(0.09)    $

(0.29)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Arvana Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Cumulative

amounts from the

beginning of the

development

stage on

January 1, 2010

For the Nine Months Ended

to

September 30,

September 30,

2013

2012

2013

Cash flows from operating activities

Net loss for the period

$

(77,916)      $

(260,909)   $

(841,489)

Adjustments to reconcile net loss to net

cash

used in operating activities:

Depreciation

-

-

103

Unrealized foreign exchange

(12,548)

10,938

(45,015)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities

29,975

38,705

439,997

Amounts due to related parties

35,494

178,225

299,161

Net cash used in operations

(24,995)

(33,041)

(147,243)

Cash flows from investing activities

Net cash used in investing activities

-

-

-

Cash flows from financing activities

Proceeds of loans payable stockholders

24,082

20,171

65,695

Proceeds of loans payable related parties

-

15,256

36,522

Proceeds of loans payable

-

-

44,833

Net cash provided by financing activities

24,082

35,427

147,050

Increase (decrease)  in cash

(913)

2,386

(193)

Cash, beginning of period

1,254

1,734

534

Cash, end of period

$

341      $

4,120    $

341

Supplementary information

Interest paid

$

-

$

-

$

-

Taxes paid

$

-

$

-

$

-

The accompanying notes are an integral part of these condensed consolidated financial statements.

6

Arvana Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

September 30, 2013

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

These condensed consolidated financial statements for the nine month period ended September 30, 2013 include the accounts of the Company and its subsidiary Arvana Networks Inc. (including its wholly-

owned subsidiaries, Arvana Participaçōes S.A.  (“Arvana Par”) and Arvana Comunicações do Brasil S. A.

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

These condensed consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. For the nine month period ended September 30, 2013, we incurred a loss from operations of $77,916. At September

30, 2013, we had a working capital deficiency of $2,382,743. These conditions raise substantial doubt about our ability to continue as a going concern.

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

September 30, 2013

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

Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) Topic 915.

Our fiscal year end is December 31. The accompanying consolidated interim financial statements of

Arvana Inc. for the nine month periods ended September 30, 2013 and 2012, and for the cumulative amounts from the beginning of the development stage on January 1, 2010, through September 30, 2013,

have been prepared in accordance with accounting principles generally accepted in the United States (“US

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

Operations, contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012,

as filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2013.

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

September 30, 2013

(Unaudited)

2.

Summary of Significant Accounting Policies (continued)

Financial instruments (continued)

The estimated fair values of the Company's financial instruments as of September 30, 2013 and December

31, 2012 follows:

September 30,

December 31,

2013

2012

Carrying

Fair

Carrying

Fair

Amount

Value

Amount

Value

Cash

$341

$341

$1,254

$1,254

Accounts payable and accrued liabilities

1,039,767

1,039,767

1,017,344

1,017,344

Loans payable to stockholders

661,072

661,072

631,631

631,631

Loans payable to related party

35,789

35,789

36,741

36,741

Loans payable

144,706

144,706

145,051

145,051

Amounts due to related parties

501,750

501,750

475,314

475,314

The  following  table  presents  information  about  the  assets  that  are  measured  at  fair  value  on  a  recurring basis  as  of  September  30,  2013,  and  indicates  the  fair  value  hierarchy  of  the  valuation  techniques  the

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

341

$

341

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

September 30, 2013

(Unaudited)

3.

Amounts Due to Related Parties and Loans Payable to Stockholders

From February 2007 until September 30, 2013 the Company received a number of loans from stockholders, related parties and unrelated third parties.  As of September 30, 2013 the Company had received loans of $661,072 (Euro 225,000; CAD 72,300; $286,382) (December 31, 2012 - $631,631:

Euro 225,000; CAD 72,300; $262,300) from stockholders, loans of $35,789 (CAD 27,600; $9,000)

(December 31, 2012 – $36,741: CAD 27,600; $9,000) from a related party and loans of $144,706 (CAD

10,000; $ 135,000) (December 31, 2012 – $ 145,051: CAD 10,000; $135,000) from unrelated third parties. All of the loans bear interest at 6% per annum.  The loans were made in 3 different currencies,

Euros, Canadian Dollars and US Dollars.  All amounts reflected on these consolidated financial statements are expressed in US Dollars.  Repayment of the loans is due on closing of any future financing arrangement by the Company.  The balance of accrued interest of $254,715 and $215,518 is included in accounts payable and accrued expenses at September 30, 2013 and December 31, 2012, respectively.

Interest expense recognized on these loans was $36,790 for the nine months ended September 30, 2013,

compared to $35,279 for the nine months ended September 30, 2012.

At September 30, 2013 and December 31, 2012 the Company had amounts due to related parties of

$501,750 and $475,314, respectively.  This amount includes $136,100 at September 30, 2013 and

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

At September 30, 2013 and December 31, 2012, there were no stock options outstanding.  No options were granted, exercised or expired during the nine months ended September 30, 2013 and the year ended

December 31, 2012.

At September 30, 2013 and December 31, 2012, there were no warrants outstanding.  No warrants were granted, exercised or expired during the nine months ended September 30, 2013 and the year ended

December 31, 2012.

5.

Segmented Information

The Company has no reportable segments.

Arvana Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(Unaudited)

6.

Related Party Transactions

Other than amounts payable to related parties as disclosed below and in Note 3, the Company also incurred directors’ fees of $400 during the nine months ended September 30, 2013.

Our former chief executive officer and former director had entered into a consulting arrangement on a month to month basis that provided for a monthly fee of CAD 5,000. These amounts have been accrued and are currently unpaid. This consulting arrangement ended on May 24, 2013. As of September 30, 2013 our former chief executive officer was owed $81,249 (CAD 83,710) for services rendered as an officer.

Our former chief financial officer and former director had entered into a consulting agreement on a month to month basis that provides for a monthly fee of $2,000. These amounts have been accrued and are currently unpaid. This consulting arrangement ended on June 14, 2013. As of September 30, 2013 our former chief financial officer was owed $58,870 for services rendered as an officer.

Our former chief executive officer and former director entered into a debt assignment agreement effective

January 1, 2012 with a corporation with a former director in common and thereby assigned $196,798

(CAD 202,759) of unpaid amounts payable.

Our former chief executive officer and former director entered into a debt assignment agreement effective

January 1, 2012 with an unrelated third party and thereby assigned $53,357 of unpaid amounts payable and $100,000 of unpaid loans.

Our former chief executive officer and former director is owed $204,946 for unsecured non-interest bearing amounts due on demand loaned to the Company as of September 30, 2013.

Our former chief executive officer and former director is owed $35,789 for unsecured amounts bearing

6% interest due on demand loaned to the Company as of September 30, 2013.

Our other former officers are owed a total of $101,834 for their prior services rendered as officers.

A director of the Company is owed $60,000 as of September 30, 2013 for services rendered as a director during 2007. Two former directors of the Company are owed $76,100 as of September 30, 2013 for services rendered as directors during 2007.

7.

Subsequent Events

The Company evaluated its September 30, 2013 financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three and nine months ended September 30, 2013 and

September 30, 2012.

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

Results of Operations

During the nine months ended September 30, 2013, the Company (i) sought out prospective business opportunities; and (ii) satisfied continuous public disclosure requirements.

Our operations for the three and nine months ended September 30, 2013 and 2012 are summarized below.

Three months

Three months

Nine months

Nine months

Ended

Ended

Ended

Ended

September 30,

September 30,

September 30,      September 30,

2013

2012

2013

2012

Expenses:

General and administration

$8,666

$70,349

$53,570

$210,940

Interest

12,623

11,861

36,790

35,279

Foreign exchange (gain) loss

38,946

32,235

(12,444)

14,690

Net Loss and Comprehensive

Loss for the Period

$60,235

$114,445

$77,916

$260,909

Net loss and comprehensive loss for the period

For the period from January 1, 2010 to September 30, 2013, the Company recorded a net loss of

$841,489. The Company’s cumulative net losses are primarily due to costs associated with general and administrative expenses. General and administrative costs include accounting costs, consulting fees,

professional fees, travel costs, project development expenses, due diligence costs and office operation costs.

Net losses for the three months ended September 30, 2013 were $60,235 as compared to $114,445 for the three months ended September 30, 2012. The decrease in net losses over the comparative three month periods can be attributed to a decline in general and administrative expenses.

Net losses for the nine months ended September 30, 2013 were $77,916 as compared to $260,909 for the nine months ended September 30, 2012. The decrease in net losses over the comparative nine month period can be attributed to a decline in general and administrative expenses and a gain on unrealized foreign exchange in the current nine month period due to volatility in the value of foreign currencies against the US dollar that impact the expenses associated with that portion of our liabilities that are payable in foreign currencies.

We did not generate revenue during this period and expect to continue to incur losses over the next twelve months at a rate comparable to the three and nine months presented here or until such time as we are able to conclude the acquisition or development of a new business opportunity that produces net income.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from January 1, 2010, to

September 30, 2013.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carry-forward and start up costs that will offset any future operating profit.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources, and stockholders’ deficit.

The Company had current and total assets of $341 as of September 30, 2013, consisting solely of cash.

Current and total liabilities as of September 30, 2013 were $2,383,084 consisting of accounts payable and accrued liabilities of $1,039,767, loans payable to stockholders of $661,072, loans payable to a related party of $35,789, loans payable of $144,706 and amounts due to related parties of $501,750. The

Company had a working capital deficit of $2,382,743 and a net stockholders deficit of $2,382,743 as of

September 30, 2013.

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

Company had a working capital deficit of $2,304,827 and a net stockholders deficit of $2,304,827 as of

December 31, 2012.

Cash Used in Operating Activities

Cash flow used in operating activities was $147,243 for the period from January 1, 2010, to September

30, 2013. Our cumulative cash flow used in operating activities was used on accounting, administration,

consulting, legal expenses and filing fees.

We used cash in operations in the amount of $24,995 during the nine months ended September 30, 2013 compared to $33,041 during the nine months ended September 30, 2012. The cash flow used in operations during the nine months ended September 30, 2013 was attributable primarily to net losses due to administration expenses. We expect to continue to use cash flow in operating activities over the next twelve months or until such time as the Company can overcome net losses.

Cash Used in Investing Activities

Cash flow used in investing activities was nil for the period from January 1, 2010, to September 30, 2013,

however, we do expect to use cash flow in investing activities in connection with the future development or acquisition of a suitable business opportunity. Until such time as such suitable business opportunity is concluded, we do not expect to use cash flows in investing activities.

Cash Flows from Financing Activities

Cash flow provided from financing activities was $147,050 for the period from January 1, 2010, to

September 30, 2013.  Our cumulative cash flows from financing activities can be mainly attributed to loans contributed by shareholders, related parties and unrelated parties.

Cash flow provided by financing activities for the nine months ended September 30, 2013 was $24,082 as compared to $35,427 for the nine months ended September 30, 2012. The change in cash flow provided from financing activities over the comparative nine month periods can be attributed to the timing differences involved in the procurement of unsecured loans.  We expect to continue to use cash flow provided by financing activities to raise funds to maintain operations and seek out suitable business opportunities.

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

The Company had no lines of credit or other bank financing arrangements as of September 30, 2013.

The Company had no commitments for future capital expenditures that were material at September 30,

2013.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off-Balance Sheet Arrangements

As of September 30, 2013, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2013, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date:  November 13, 2013

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