Form 10-K
period 2013-12-31
ARVANA INC
filed 2014-03-31
CIK 1113313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013.

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

Registrant’s telephone number, including area code: (512) 462-3327

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

12b-2 of the Exchange Act. Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☑    No ☐

The  aggregate  market  value  of  the  registrant’s  common  stock,  $0.001  par  value  (the  only  class  of  voting  stock),  held  by  non-

affiliates (870,505  shares) was $95,756 based  on the average of the bid and  ask price ($0.11) for the common  stock on March  31,

2014.

At March 31, 2014, the number of shares outstanding of the registrant’s common stock, $0.001 par value (the only class of voting stock), was 885,130.

TABLE OF CONTENTS

PART I

Item1.

Business

3

Item 1A.

Risk Factors

6

Item 1B.

Unresolved Staff Comments

6

Item 2.

Properties

6

Item 3.

Legal Proceedings

6

Item 4.

Mine Safety Disclosures

6

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of

7

Equity Securities

Item 6.

Selected Financial Data

9

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of  Operations

9

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk

14

Item 8.

Financial Statements and Supplementary Data

14

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

15

Item 9A.

Controls and Procedures

15

Item 9B.

Other Information

16

PART III

Item 10.

Directors, Executive Officers, and Corporate Governance

17

Item 11.

Executive Compensation

20

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

22

Matters

Item 13.

Certain Relationships and Related Transactions, and Director Independence

23

Item 14.

Principal Accountant Fees and Services

24

PART IV

Item 15.

Exhibits, Financial Statement Schedules

25

Signatures

26

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

"potential" or "continue", the negative of such terms or other comparable terminology. These statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors they believe are appropriate in the circumstances. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and,

from time to time, in other reports we file with the Securities and Exchange Commission ( the

“Commission”). These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Overview

The Company was incorporated in the State of Nevada on June 16, 1977 as “Turinco, Inc.” to engage in any legal undertaking. On July 24, 2006, the shareholders approved a change of the Company’s name from “Turinco, Inc.” to Arvana, Inc to reflect the acquisition of Arvana Networks, Inc and the decision to operate a telecommunications business. We discontinued efforts related to our telecommunications business as of December 31, 2009 and as of January 1, 2010 re-entered the development stage. We have since been in the process of seeking out other business opportunities.

Our office is located at 700 Lavaca Street, Suite 1400, Austin, Texas 78701, and our telephone number is

(512) 462-3327. Our registered agent is Gateway Enterprises, Inc. 3230 East Flamingo Road, Las Vegas,

Nevada 89121.

The Company currently trades on the OTC Markets Group, Inc. over the counter market platform under the symbol “AVNI.”

Company

Our present intent is to identify and evaluate business opportunities that might prove to be a good match for the Company. We will not be able to develop any identified business opportunities without additional financing. Our board of directors and management are actively pursuing financing in order to maintain operations while we evaluate potential businesses.

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

Employees

The Company is a development stage company and currently has one part time employee. Ruairidh

Campbell, our chief executive officer, chief financial officer and one of our directors manages the

Company.  The Company looks to Mr. Campbell for his entrepreneurial skills and talents.  Management uses consultants, attorneys and accountants as necessary and does not plan to engage any full-time employees in the near future.

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

Research and Development

During the years ended December 31, 2013 and 2012, the Company spent no amounts on research and development activities.

Reports to Security Holders

The Company’s annual report contains audited consolidated financial statements. We are not required to deliver an annual report to security holders and will not automatically deliver a copy of the annual report to our security holders unless a request is made for such delivery. We file all of our required reports and other information with the Commission. The public may read and copy any materials that are filed by the

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

ITEM 2.

PROPERTIES

The Company maintains its office at 700 Lavaca Street, Suite 1400, Austin, Texas 78701. We pay

monthly rent of $75 on a month to month basis for the use of this office. We do not believe that we will need to maintain a larger office at any time in the foreseeable future in order to maintain operations.

ITEM 3.

LEGAL PROCEEDINGS

We currently are not a party to any material legal proceedings and to our knowledge no such proceedings are threatened or contemplated.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

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

QUARTER

HIGH BID

LOW BID

ENDED

December 31, 2013

$

0.10

$

0.10

September 30, 2013

$

0.14

$

0.14

June 30, 2013

$

0.13

$

0.13

March 31, 2013

$

0.16

$

0.16

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

Common Stock

As of December 31, 2013, there were 55 shareholders of record holding a total of 885,130 shares of fully paid and non-assessable common stock of the 5,000,000 shares of common stock, par value $0.001,

authorized. The board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held in broker

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

Warrants

As of December 31, 2013, the Company had no outstanding warrants to purchase shares of our common stock.

Stock Options

As of December 31, 2013, the Company had no outstanding stock options to purchase shares of our common stock.

Convertible Securities

As of December 31, 2013, the Company had no outstanding stock options to purchase shares of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has not authorized any securities for issuance under any equity compensation plan.

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

The Company had not repurchased any shares of its common stock during the year ended December 31,

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

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2013, there were no sales of the Company’s securities.

Trading Information

The Company’s common stock is currently approved for quotation under the symbol “AVNI”. The information for our transfer agent is as follows:

Interwest Transfer Company

1981 E. Murray-Holladay Road

Holladay, Utah 84117–5164

(801) 272-9294

Section 15(g) of the Securities Exchange Act of 1934

Our shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell shares in the secondary market.

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

Results of Operations

During the year ended December 31, 2013, the Company (i) sought out prospective business opportunities; and (ii) satisfied continuous public disclosure requirements.

Our operations for the years ended December 31, 2013 and 2012 are summarized below.

2013

2012

Operating Expenses:

General and Administration

$

69,069

$

257,539

Depreciation

$

-

$

-

Loss from operations

$

69,069

$

257,539

Interest expense

$

49,465

$

47,986

Foreign exchange (gain) loss

$

(27,344)

$

20,171

Net Loss for the Year

$

91,190

$

325,696

Comprehensive Losses for the Periods Presented

For the period from January 1, 2010, to December 31, 2013, the Company recorded a net loss of

$854,763. We realized a net loss for the year ended December 31, 2013 of $91,190 compared with a net loss of $325,696 for the year ended December 31, 2012. Our net losses decreased due to an unrealized foreign exchange gain in the year ended December 31, 2013 of $27,344 as compared to an unrealized foreign exchange loss of $20,171 in the year ended December 31, 2012, due to the relative decrease in the value of the Canadian currency used to pay liabilities accrued in foreign currencies.

We did not generate revenue during this period and expect to continue to incur losses over the next twelve months which we believe will be comparable to the those incurred in the current annual period or until such time as a new net income business opportunity is concluded.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from January 1, 2010, to

December 31, 2013.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carry-forward and start up costs that will offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years

Liquidity and Capital Resources

The Company is in the development stage and has since inception experienced significant changes in liquidity, capital resources, and stockholders’ deficit. The Company had current and total assets of $321 as of December 31, 2013, consisting solely of cash and a working capital deficit of $2,396,017 as compared to current and total assets of $1,254, consisting solely of cash and a working capital deficit of

$2,304,827 as of December 31, 2012. Net stockholders' deficit in the Company was $2,396,017 at

December 31, 2013 as compared to a net stockholder’s deficit in the Company of $2,304,827 at

December 31, 2012.

Cash Used in Operating Activities

Cash flow used in operating activities was $149,388 for the period from January 1, 2010, to December 31,

2013. Cash flow used in operating activities for the twelve month period ended December 31, 2013 was

$27,140 as compared to $38,720 for the twelve month period ended December 31, 2012. The change in cash flows used in operating activities over the current period can be attributed to the decrease in net loss in the current twelve month period due primarily to decreases in administrative expenses. Our cumulative cash flow used in operating activities was used on accounting, administration, consulting, legal expenses and filing fees. We expect to continue to use cash flow in operating activities over the next twelve months or until such time as the Company can generate sufficient revenue to transition away from net losses.

Cash Used in Investing Activities

Cash flow used in investing activities was $0 for the period from January 1, 2010, to December 31, 2013.

We do expect to use cash flow in investing activities in connection with the development or acquisition of a suitable business opportunity. Until such time as such unidentified opportunity is concluded, we do not expect to use cash flows in investing activities.

Cash Flows from Financing Activities

Cash flow provided from financing activities was $149,175 for the period from January 1, 2010, to

December 31, 2013.  Cash flow provided by financing activities for the twelve months ended December

31, 2013, decreased to $26,207 as compared to $38,240 for the twelve months ended December 31, 2012.

The decrease in cash flow provided from financing activities over the comparative twelve month periods can be attributed to the decrease in unsecured loan amounts procured from shareholders.  We expect to continue to use cash flow provided by financing activities to procure sufficient funds to maintain operations in order to seek out suitable business opportunities.

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

The Company had no lines of credit or other bank financing arrangements as of December 31, 2013.

The Company had no commitments for future capital expenditures that were material at December 31,

2013.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off-Balance Sheet Arrangements

As of December 31, 2013, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition,

revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Future Financings

We anticipate continuing to rely on debt or equity sales of our shares of common stock in order to continue to fund our business operations. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our plan of operations.

Critical Accounting Policies

In Note 2 to the audited consolidated financial statements for the years ended December 31, 2013 and

2012, included in our Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position.  The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the

United States.

The preparation of consolidated financial statements requires Company management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, the

Company evaluates estimates. The Company bases its estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities.  The actual results may differ from these estimates under different assumptions or conditions.

Going Concern

The Company’s auditors have expressed an opinion as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $23,560,185 since inception and  negative cash flows from  operating activities  as of December 31, 2013.  The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources.  Management’s plan to address the Company’s ability to continue as a going concern includes:

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

▪     our ability to raise capital to fund cash requirements for future operations;

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

RISK

Not required for smaller reporting companies

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited consolidated financial statements for the year ended December 31, 2013, as set forth below,

are included with this Annual Report on Form 10-K. Our audited consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States and are expressed in U.S. dollars.

PAGE

Auditors’ Report

Consolidated Balance Sheets, December 31, 2013 and 2012

F-2

Consolidated Statements of Operations and comprehensive loss for the years ended December 31, 2013 and

F-3

2012 and cumulative amounts from the beginning of the development stage on January 1, 2010 to December

31, 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012 and cumulative

F-4

amounts from the beginning of the development stage on January 1, 2010 to December 31, 2013

Consolidated Statements of Changes in Stockholders’ Equity for the period from the beginning of the

F-5

development stage on January 1, 2010 to December 31, 2013

Notes to Consolidated Financial Statements

F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Arvana Inc. and subsidiaries

We have audited the accompanying consolidated financial statements of Arvana, Inc. (the “Company”), which comprise the consolidated balance sheets of Arvana, Inc. as ofDecember 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficiency, and cash flows for the years ended December 31, 2013 and 2012 and the period from the beginning of the development stage on January 1, 2010 to December 31, 2013

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arvana, Inc. as ofDecember 31, 2013 and 2012, and the results of its operations and its cash flows for the years ended December 31, 2013 and 2012 and the period from the beginning of the development stage on January 1, 2010 to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Arvana, Inc. will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, Arvana, Inc. has suffered recurring losses from operations and has a net capital deficiency.  These matters, along with the other matters set forth in Note 1, indicate the existence of material uncertainties that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DAVIDSON & COMPANY”

“DAVIDSON  & COMPANY LLP”

Vancouver, Canada

Chartered Accountants

March 31, 2014

1

Arvana Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in US Dollars)

December 31,

December 31,

2013

2012

ASSETS

Current assets:

Cash

$

321

$

1,254

Total assets

$

321

$

1,254

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities

Accounts payable and accrued liabilities

$     1,056,941

$

1,017,344

Loans payable stockholders (Note 3)

666,511

631,631

Loans payable related party (Note 3)

34,950

36,741

Loans payable (Note 3)

144,402

145,051

Amounts due to related parties (Note 3)

493,534

475,314

Total current liabilities

2,396,338

2,306,081

Stockholders' deficiency

Common stock, $0.001 par value 5,000,000 authorized,

885,130 shares issued and outstanding at

December 31, 2013 and 2012, respectively (Note 4)

885

885

Additional paid-in capital

21,166,619

21,166,619

Deficit

(22,705,422)

(22,705,422)

Deficit accumulated during the development stage

(854,763)

(763,573)

(2,392,681)

(2,301,491)

Less: Treasury stock – 2,085 common shares at

December 31, 2013 and 2012, respectively

(3,336)

(3,336)

Total stockholders’ deficiency

(2,396,017)

(2,304,827)

$

321

$

1,254

The accompanying notes are an integral part of these consolidated financial statements.

Arvana Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in US Dollars)

Cumulative amounts

from the beginning

of the development

For the year ended

stage on

December 31,

January 1, 2010 to

2013

2012

December 31, 2013

Operating expenses

General and administrative

$

69,069

$

257,539    $

730,760

Depreciation

-

-

103

Total operating expenses

69,069

257,539

730,863

Loss from operations

(69,069)

(257,539)

(730,863)

Interest expense

(49,465)

(47,986)

(186,153)

Foreign exchange gain (loss)

27,344

(20,171)

62,253

Net loss and comprehensive loss

$

(91,190)

$

(325,696)   $

(854,763)

Per common share information – basic and

diluted:

Weighted average shares outstanding

885,130

885,130

Net loss per common share – basic and

diluted

$

(0.10)

$

(0.37)

The accompanying notes are an integral part of these consolidated financial statements.

Arvana Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

Cumulative amounts

from the beginning

For the year ended

of the development

stage on

December 31,

January 1, 2010 to

2013

2012

December 31, 2013

Cash flows from operating activities

Net loss

$

(91,190)      $     (325,696)     $

(854,763)

Items not involving cash:

Depreciation and amortization

-

-

103

Unrealized foreign exchange

(26,043)

18,345

(58,510)

Changes in non-cash working capital:

Accounts payable and accrued

liabilities

54,834

303,700

464,856

Amounts due to related parties

   35,259

(35,069)

298,926

Net cash used in operations

(27,140)

(38,720)

(149,388)

Cash flows from investing activities

Net cash used in investing activities

-

-

-

Cash flows from financing activities

Proceeds of loans payable stockholders

26,207

20,551

67,820

Proceeds of loans payable related

parties

-

17,689

36,522

Proceeds of loans payable

-

-

44,833

Net cash provided by financing

activities

26,207

38,240

149,175

Decrease in cash

(933)

(480)

(213)

Cash , beginning of period

1,254

1,734

534

Cash, end of period

$

321

$

1,254      $

321

Supplementary information

Cash paid for interest

$

-      $

-

Cash paid for income taxes paid

$

-      $

-

There were no non-cash investing and financing transactions for the years ended December 31, 2013 and

2012 or from the beginning of the development stage on January 1, 2010 to December 31, 2013.

The accompanying notes are an integral part of these consolidated financial statements.

Arvana Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Stockholders' Deficiency

(Expressed in US Dollars)

Deficit Accumulated

Total

Common Shares

Additional Paid-

During Development

Treasury

Stockholders’

Shares

Amount

in Capital

Deficit

Stage

Shares

Amount

(Deficiency)

From Inception to

December 31,

2009

1,060,130     $

21,203     $

21,426,301

$

(22,705,422)     $

-

(177,085)     $

(283,336)     $

(1,541,254)

Net loss for the

year ended

December 31,

2010

(126,428)

(126,428)

Adjustment of par

value

(20,143)

20,143

Balance

December 31,

2010

1,060,130

1,060

21,466,444

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

Balance

December 31,

2012

885,130

885

21,166,619

(22,705,422)

(763,573)

(2,085)

(3,336)

(2,304,827)

Net loss for the

year ended

December 31,

2013

(91,190)

(91,190)

Balance

December 31,

2013

885,130     $

885     $

21,166,619

$

(22,705,422)     $

(854,763)

(2,085)     $

(3,336)     $

(2,396,017)

The accompanying notes are an integral part of these consolidated financial statements.

Arvana Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

(Expressed in U.S. Dollars)

1. Nature of Business and Ability to Continue as a Going Concern

Arvana, Inc. (“our”, “we”, ”us” and the “Company”) was incorporated under the laws of the State of

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

These consolidated financial statements for the year ended December 31, 2013 include the accounts of the

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

December 31, 2013, the Company incurred a loss from operations of $91,190. At December 31, 2013, the

Company had a working capital deficiency of $2,396,017. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

For the Years Ended December 31, 2013 and 2012

(Expressed in U.S. Dollars)

2. Summary of Significant Accounting Policies

a) Basis of presentation

The Company is in the process of evaluating business opportunities and is a development stage company.

The Company’s fiscal year end is December 31. The accompanying consolidated financial statements of

Arvana, Inc. for the years ended December 31, 2013 and 2012, and for the cumulative amounts from the beginning of the development stage on January 1, 2010, through December 31, 2013, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for financial information with the instructions to Form 10-K and Regulation S-K. Results are not necessarily indicative of results which may be achieved in the future.

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

For the Years Ended December 31, 2013 and 2012

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

The estimated fair values of the Company's financial instruments as of December 31, 2013 and December

31, 2012 follows:

December 31,

December 31,

2013

2012

Carrying

Fair

Carrying

Fair

Amount

Value

Amount

Value

Cash

$321

$321

$1,254

$1,254

Accounts payable and accrued liabilities

1,056,941

1,056,941

1,017,344

1,017,344

Loans payable to stockholders

666,511

666,511

631,631

631,631

Loans payable to related party

34,950

34,950

36,741

36,741

Loans payable

144,402

144,402

145,051

145,051

Amounts due to related parties

493,534

493,534

475,314

475,314

The  following  table  presents  information  about  the  assets  that  are  measured  at  fair  value  on  a  recurring basis  as  of  December  31,  2013,  and  indicates  the  fair  value  hierarchy  of  the  valuation  techniques  the

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

December

in Active

Observable

Unobservable

31,

Markets

Inputs

Inputs

2013

(Level 1)

(Level 2)

(Level 3)

Assets:

Cash

$

321

$

321

$

—

$

—

The fair value of cash is determined through market, observable and corroborated sources.

Arvana Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

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

For the Years Ended December 31, 2013 and 2012

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

3. Amounts Due to Related Parties and Loans Payable to Stockholders

From February, 2007, until December 31, 2013, the Company received a number of loans from stockholders, related parties and unrelated third parties.  As of December 31, 2013, the Company had received loans of $666,511 (Euro 225,000; CAD 72,300; $288,507) (December 31, 2012 - $631,631:

Euro 225,000; CAD 72,300; $262,300) from stockholders, loans of $34,950 (CAD 27,600; $9,000)

(December 31, 2012 – $36,741: CAD 27,600; $9,000) from a related party and loans of $144,402 (CAD

10,000; $ 135,000) (December 31, 2012 – $ 145,051: CAD 10,000; $135,000) from unrelated third parties. All of the loans bear interest at 6% per annum.  The loans were made in 3 different currencies,

Euros, Canadian Dollars and US Dollars.  All amounts reflected on these consolidated financial statements are expressed in US Dollars.  Repayment of the loans is due on closing of any future financing arrangement by the Company.  The balance of accrued interest of $268,271 and $215,518 is included in accounts payable and accrued expenses at December 31, 2013, and December 31, 2012, respectively.

Interest expense recognized on these loans was $49,465 for the year ended December 31, 2013, compared to $47,986 for the year ended December 31, 2012.

At December 31, 2013, and December 31, 2012, the Company had amounts due to related parties of

$684,169 and $679,108, respectively.  This amount includes $136,100 at December 31, 2013, and

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

For the Years Ended December 31, 2013 and 2012

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

At December 31, 2013 and December 31, 2012, there were no stock options outstanding.  No options were granted, exercised or expired during the year ended December 31, 2013 or the year ended December

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

5. Segmented Information

The Company has no reportable segments.

6. Deferred Income Taxes

Income tax benefits attributable to losses from operations in the United States of America was $Nil for the years ended December 31, 2013 and 2012, and differed from the amounts computed by applying the

United States of America federal income tax rate of 34 percent to pretax losses from operations as a result of the following:

2013

2012

Loss for the year before income taxes

$

(91,190)   $

(325,696)

Computed expected tax benefit

$

(31,005)   $

(110,829)

Non-deductible expenses

(9,297)

6,858

Change in valuation allowance

40,302

103,971

Income tax expense

$

-     $

-

Arvana Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

(Expressed in U.S. Dollars)

6. Deferred Income Taxes (continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012 are presented below:

2013

2012

Deferred tax assets:

Net operating loss carry forwards - US

$

757,240  $

716,938

Valuation allowance

(757,240)

(716,938)

Net deferred tax asset

$

-  $

-

The valuation allowance for deferred tax assets as of December 31, 2013, and 2012, was $757,240 and

$716,938, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income,

and tax planning strategies in assessing the realizability of deferred tax assets. In order to fully realize the deferred tax asset attributable to net operating loss carryforwards, the Company will need to generate future taxable income of approximately $2,200,000 prior to the expiration of the net operating loss carry-

forwards.

7. Related Party Transactions

Other than amounts payable to related parties as disclosed below and in Note 3, the Company also incurred directors’ fees of $800 and legal fees of $4,401 paid to a company controlled by our chief executive officer during the year ended December 31, 2013.

Our former chief executive officer and former director had entered into a consulting arrangement on a month to month basis that provided for a monthly fee of CAD 5,000. These amounts have been accrued and are currently unpaid. This consulting arrangement ended on May 24, 2013. As of December 31, 2013 our former chief executive officer was owed $78,704 (CAD 83,710) for services rendered as an officer,

compared to $60,306 (CAD 60,000) as at December 31, 2012.

Our former chief financial officer and former director had entered into a consulting agreement on a month to month basis that provides for a monthly fee of $2,000. These amounts have been accrued and are currently unpaid. This consulting arrangement ended on June 14, 2013. As of December 31, 2013 our former chief financial officer was owed $58,870 for services rendered as an officer, compared to $48,000 as of December 31, 2012.

Our former chief executive officer and former director entered into a debt assignment agreement effective

January 1, 2012, with a corporation with a former director in common and thereby assigned $190,634

(CAD 202,759) of unpaid amounts payable.

Arvana Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

(Expressed in U.S. Dollars)

7. Related Party Transactions (continued)

Our former chief executive officer and former director entered into a debt assignment agreement effective

January 1, 2012, with an unrelated third party and thereby assigned $53,357 of unpaid amounts payable and $100,000 of unpaid loans.

Our former chief executive officer and former director is owed $199,481 for unsecured non-interest bearing amounts due on demand loaned to the Company as of December 31, 2013, compared to $186,257 as of December 31, 2012.

Our former chief executive officer and former director is owed $34,950 for unsecured amounts bearing

6% interest due on demand loaned to the Company as of December 31, 2013, compared to $36,741 as of

December 31, 2012.

Our other former officers are owed a total of $99,083 for their prior services rendered as officers as at

December 31, 2013, compared to $104,957 as of December 31, 2012.

A director of the Company is owed $60,000 as of December 31, 2013 and December 31, 2012 for

services rendered as a director during 2007. Two former directors of the Company are owed $76,100 as of

December 31, 2013 and December 31, 2012 for services rendered as directors during 2007.

8. Subsequent Events

The Company evaluated its December 31, 2013 financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and

15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2013.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective in recording,

processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and such information was not accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Management's Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the chief executive officer and the chief financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

▪     Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets.

▪     Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors.

▪     Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated

Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, to

determine whether there existed material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. The assessment identified a material weakness in internal control over financial reporting. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

The matter involving internal control over financial reporting that our management considers to be a material weakness is:

▪     Failure to segregate the duties of chief executive officer and chief financial officer, which failure could result in inadequate implementation and review of financial reporting control procedures.

The aforementioned material weaknesses were identified by our chief executive officer and chief financial officer in connection with his review of our financial statements as of December 31, 2013.

Management believes that the material weakness set forth above did not have an effect on our financial results. However, management believes that the failure to segregate the duties of chief executive officer and chief financial officer could result in ineffective oversight of the monitoring of required internal controls over financial reporting, which weakness could result in a material misstatement in our financial statements in future periods.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and enhance our internal controls over financial reporting, the Company plans to take the following measures, as soon as is practicable, subject to the availability of capital and personnel resources:

▪     bifurcate the position of chief executive officer and chief financial officer into two separate positions.

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

Changes in internal control over financial reporting

During the year ended December 31, 2013, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

9B.

OTHER INFORMATION

Not applicable.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of the

Company:

Name

Age

Position

Sir John Baring

67

Chairman of the Board of Directors

Chief Executive Officer, Chief Financial Officer, Principal

Ruairidh Campbell

50

Accounting Officer and Director

Shawn Teigen

41

Director

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years:

Sir John Baring served as chief executive officer of the Company between May 26, 2005 and October

17, 2005. Sir John was appointed as a director on May 26, 2005 and as chairman of the board of directors on October 17, 2005 on his resignation as chief executive officer.

Business Experience:

Sir John brings more than 30 years of banking and investing experience to the board of directors. Since

June 2002, Sir John has acted as a managing and founding member of Mercator Management LLC, a leading fund management company.

Officer and Director Responsibilities and Qualifications:

Sir John is responsible for the overall management of the Company and is a member of our audit committee.

Other Public Company Directorships in the Last Five Years:

Sir John has not been a director of any other public companies over the past five years.

The Company has concluded that Sir John should continue to serve as a director due to the breath of his business experience.

Ruairidh Campbell was appointed chief executive officer and director on May 24, 2013 and as chief financial officer on June 25, 2013. He estimates that he spends approximately 10 percent of his time,

approximately 5 hours per week, on the Company’s business.  He also has significant responsibilities with other companies, as detailed in the following paragraph.  He will serve until an annual meeting of the

Company’s shareholders and his successor is elected and qualified.

Business Experience:

Mr. Campbell brings to his new position management skills with a legal and business background encompassing over 18 years of consultancy experience. He is a member of the California State Bar

Association, earning a Bachelor of Arts in History from the University of Texas at Austin and a Juris

Doctorate from the University of Utah College of Law. He started his legal career as an attorney for

Baker & McKenzie in Cairo, Egypt transitioning to consultancy work in 2001 on the formation of

Orsa & Company. Orsa is dedicated to assisting small public companies navigate the business environment. Services range from regulatory compliance to managerial duties that include working with government regulators, business organizations, auditors, accountants, attorneys and quasi-public governing bodies responsible for everything from public health to public quotation.

Officer and Director Responsibilities and Qualifications:

Mr. Campbell is responsible for the overall management of the Company and is involved in many of its day-to-day operations, finance and administration. Mr. Campbell is also a member of our audit committee.

Other Public Company Directorships in the Last Five Years:

Over the past five years Mr. Campbell has been the chief executive officer, chief financial officer,

principal accounting officer and a director for Allied Resources, Inc., a public company involved in oil and gas exploration and production from June 1998 to present and for Park Vida Group, Inc., a public company involved in real estate development in the Dominican Republic from December 1999 to present.

The Company has concluded that Mr. Campbell should continue to serve as a director due his knowledge of business, regulatory filings and management experience.

Shawn Teigen was appointed as a director on June 25, 2013. He also has significant responsibilities with other companies, as detailed in the following paragraph.  He will serve until an annual meeting of the

Company’s shareholders and his successor is elected and qualified.

Business Experience:

Shawn Teigen has been providing consulting services to early-stage businesses for the past 10 years. He is a senior, public policy research analyst with the Utah Foundation. He is also the president of an oil and gas company with operations in Wyoming. Mr. Teigen spent two years in Kazakhstan as a U.S. Peace

Corps volunteer.

Officer and Director Responsibilities and Qualifications:

Mr. Teigen is responsible for the overall management of the Company. Mr. Teigen is also a member of our audit committee.

Mr. Teigen holds a Master of Public Policy and a BS in Management from the University of Utah. He also serves on the board of directors of certain public-sector and non-profit organizations.

Other Public Company Directorships in the Last Five Years:

Over the last five years Mr. Teigen has served as a director of Infrastructure Developments Corp., a public company involved in product distribution from April 2010 to September 2013.

The Company has concluded that Mr. Teigen should continue to serve as a director due to his valuable and complimentary experience in the management of public companies.

Audit Committee and Audit Committee Financial Expert

Our board of directors has established an audit committee that is comprised of Sir John Baring, Ruairidh

Campbell and Shawn Teigen.

Our board of directors has determined that Ruairidh Campbell qualifies as an “audit committee financial expert”, as defined by the rules of the Commission, though it has further determined that he should not be considered “independent” as that term is defined by NASDAQ Marketplace Rule 5605(a)(2).  The

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

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended December 31, 2013 all such filing requirements applicable to our officers and directors were complied with, except that Messrs. Dhanani, Tinter and Naso should have filed Forms 3 when they became officers and directors of the Company and subsequently Forms 5 on their respective resignations.

ITEM 11.

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The objective of the Company’s compensation program is to provide an incentive to our chief executive officer and chief financial officer for services rendered. The compensation program for our sole executive officer is comprised of a consulting fee paid to a related party based on separate services rendered in connection with maintaining our disclosure obligations with the Commission. We utilize this form of compensation because we feel that it is adequate to retain and motivate our executive officer at this stage of our development. Nonetheless, when we develop or acquire an existing business opportunity our intention in respect to executive compensation would be to compensate Company executives in accordance with compensatory packages typical of other development stage companies. We do not expect to rely on any specific formula to determine compensation. Future compensation arrangements for

Company executives will most likely include salaries, stock awards and stock options.

Executive compensation paid to our current chief executive officer and chief financial officer for the periods ended December 31, 2013, and December 31, 2012, were $4,401 and $0 respectively

Executive compensation accrued to our former chief executive officer for the periods ended December

31, 2013, and December 31, 2012 were $23,350 and $60,110 respectively. Executive compensation accrued to our former chief financial officer for the periods ended December 31, 2013 and December 31,

2012 were $10,870 and $24,000 respectively.

Table

The following table provides summary information for 2013 and 2012 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and the chief financial officer and (ii) any other employee to receive compensation in excess of $100,000.

Summary Compensation Table

Name and

Year      Salary      Bonus

Stock

Option

Non-Equity

Change in Pension

All Other

Total

Principal

Awards      Awards

Incentive Plan

Value and

Compensation

Position

($)

($)

Compensation

Nonqualified

($)

($)

($)

Deferred

($)

($)

Compensation($)

Ruairidh

2013

-

-

-

-

-

-

4,401

4,401

Campbell

CEO, CFO,

2012

-

-

-

-

-

-

-

-

PAO, and

Director (1)

Zahir

2013     23,350

-

-

-

-

-

-

23,350

Dhanani,

former CEO

2012     60,110

-

-

-

-

-

-

60,110

and

Director(2)

Arnold Tinter,     2013     10,870

-

-

-

-

-

-

10,870

former CFO,

PAO and

2012     24,000

-

-

-

-

-

-

24,000

Director (3)

(1)    Mr. Campbell  was appointed CEO and director on May 24, 2013 and chief financial officer and principal accounting officer on June 25, 2013.

(2)    Mr. Dhanni resigned as CEO and a director on May 24, 2013.

(3)    Mr. Tinter resigned as CFO, PAO and a director on June 14, 2013.

Outstanding Equity Awards as of December 31, 2013

There were no outstanding equity awards as of December 31, 2013 for any of our named executive officers.

No share purchase options were granted to or exercised by our named executive officers during our fiscal year ended December 31, 2013.

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

Compensation of Directors

The following table summarizes the compensation of our company’s directors for the year ended

December 31, 2013:

Fees

Non-qualified

Earned or

Non- Equity

Deferred

Paid in

Stock

Option

Incentive Plan     Compensation

All Other

Cash

Awards      Awards

Compensation

Earnings

Compensation

Total

Name

($)

($)

($)

($)

($)

($)

($)

Sir John Baring

400

-

-

-

-

-

400

Shawn Teigen

400

-

-

-

-

-

400

Ruairidh Campbell

-

-

-

-

-

-

-

Employment Agreements

There are no employment agreements with the named executive officer.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially (1) as at December 31, 2013 by: (i) each of our directors, (ii) each of our executive officers, (iii) our executive officers and directors as a group, and (iv) each beneficial shareholder known to us to own more than 5% of our outstanding common stock. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Name and Address

Number of Common

Percentage of

Title of Class

of Beneficial Owner

Shares

Common Shares(1)

Directors and Officers

Common Stock

Ruairidh Campbell, CEO, CFO,

PAO and director

-

-

700 Lavaca Street, Suite 1400,

Austin, Texas 78701

Common Stock

Shawn Teigen, director

700 Lavaca Street, Suite 1400,

-

-

Austin, Texas 78701

Common Stock

Sir John Baring, director

700 Lavaca Street, Suite 1400,

14,625

1.6%

Austin, Texas 78701

Common Stock

All Directors and Executive

14,625

1.6%

Officers as a Group (3 persons)

5% Shareholders

Common Stock

Ours Blanc Corp

47,500

5.4%

Avenida Manuel Maria Icaza

Panama 1169

Common Stock

Nazleal SA

46,875

5.3%

Talstrasse 20

CH-8001 Zurich

Switzerland

Common Stock

SV Commercial SA BVI

46,875

5.3%

Talstrasse 20

CH 8001 Zurich, Switzerland

(1)

Under Commission Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly,

through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 31, 2013. The percentage calculations are based on the aggregate of 885,130 shares issued and outstanding as at December 31, 2013.

Change of Control

We are not aware of any arrangement that might result in a change in control in the future.

Equity Compensation Plan Information as at December 31, 2013

Number of securities

Number of securities

remaining available

to be issued upon

for future issuance

Plan Category

exercise of outstanding

Exercise price

under equity

options.

compensation plans

Equity compensation

plan approved by

-0-

N/A

150,000

security holders

Equity compensation plans not

approved by security holders

N/A

N/A

N/A

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND

DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse,

parents, children, siblings, and in−laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year or in any presently proposed transaction which, in either case, has or will materially affect us, except as follows:

▪     the Company paid a company related to its CEO, CFO and PAO for services rendered in connection with the preparation of regulatory filings with the Commission.

▪     the Company accrued certain amounts for the services of its former CEO and former CFO and

PAO.

Director Independence

Our common stock trades in the OTCQB.  As such, we are not currently subject to corporate governance standards of listed companies, which require, among other things, that the majority of the board of directors be independent.

Since we are not currently subject to corporate governance standards relating to the independence of our directors, we choose to define an “independent” director in accordance with NASDAQ Marketplace Rule

5605(a)(2)).  The NASDAQ independence definition includes a series of objective tests, such as that the director is not an employee of the company and has not engaged in various types of business dealings with the company. We have two independent directors under the above definition.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth information regarding the amount billed to us by our independent auditor,

Davidson & Company, LLP, for our fiscal years ended December 31, 2013 and 2012:

Years ended December 31

2013

2012

Audit Fees:

$10,000

$15,000

Audit Related Fees:

$ 3,485

$ 8,305

Tax Fees:

$

-

$

-

All Other Fees:

$

-

$

-

Total:

$13,485

$23,305

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

Consolidated financial Statements of the Company for the years ended December 31, 2013 and 2012:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Loss

Consolidated Statement of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 27 of this Form 10-K, and are incorporated herein by this reference.

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

Arvana, Inc.

By:     /s/ Ruairidh Campbell

Ruairidh Campbell, Chief Executive Officer,

Chief Financial Officer, Principal Accounting

Officer and Director

Date:  March 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     /s/ Ruairidh Campbell

Ruairidh Campbell, Chief Executive Officer,

Chief Financial Officer, Principal Accounting

Officer and Director

Date:  March 31, 2014

By:     /s/ Sir John Baring

Sir John Baring

Director

Date:  March 31, 2014

By:     /s/ Shawn Teigen

Shawn Teigen

Director

Date:  March 31, 2014

EXHIBIT INDEX

Regulation

S-K

Exhibit

Number

2.1

Agreement and Plan of Reorganization between the Company, Arvana Networks, Inc. and the Shareholders of Arvana Networks, Inc. dated August 18, 2005(1)

3.1

Articles of Incorporation(2)

3.2

Bylaws, as amended(2)

3.3

Amendment to Articles of Incorporation  (3)

10.1

2006 Stock Option Plan, dated June 5, 2006(4)

14.1

Code of Ethics  (5)

31

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-

14(a) of the Exchange Act  (6)

32

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-

14(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002  (6)

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

27