Form 10-Q
period 2014-03-31
ARVANA INC
filed 2014-05-14
CIK 1113313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑    Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the  quarterly period ended March 31, 2014.

    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from

to

.

Commission file number: 0-30695

ARVANA, INC.

(Exact name of registrant as specified in its charter)

Nevada

87-0618509

(State or other jurisdiction of

(I.R.S. Employer

incorporation or organization)

Identification No.)

700 Lavaca Street, Suite 1400, Austin, Texas 78701

(Address of principal executive offices)    (Zip Code)

(512) 462-3327

Registrant’s telephone number, including area code

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

Large accelerated filer    Accelerated filer    Non-accelerated filer    Smaller reporting company ☑

Indicate  by  check  mark  whether  the  registrant  is  a  shell  company  (as  defined  in  Rule  12b-2  of  the  Exchange

Act). Yes ☑    No 

The  aggregate  market  value  of  the  registrant’s  common  stock,  $0.001  par  value  (the  only  class  of  voting stock),  held  by  non-affiliates  (870,505  shares)  was  $130,576  based  on  the  average  of  the  bid  and  ask  price

($0.15) for the common stock on May 14, 2014.

At  May  14,  2014,  the  number  of  shares  outstanding  of  the  registrant’s  common  stock,  $0.001  par  value  (the only class of voting stock), was 885,130.

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

PART II-OTHER INFORMATION

Item 1.     Legal Proceedings

19

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

19

Item 3.      Defaults Upon Senior Securities

19

Item 4.     Mine Safety Disclosures

19

Item 5.     Other Information

19

Item 6.     Exhibits

19

Signatures

20

ITEM 1.

FINANCIAL STATEMENTS

As used herein, the terms “Company,” “we,” “our,” “us,” “it,” and “its” refer to Arvana, Inc., a Nevada corporation and its wholly owned subsidiaries, unless otherwise indicated.  In the opinion of management,

the accompanying unaudited condensed consolidated financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Arvana, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(Unaudited)

(Expressed in US Dollars)

March 31,

December 31,

2014

2013

ASSETS

Current assets:

Cash

$

731

$

321

Total assets

$

731

$

321

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities

Accounts payable and accrued liabilities

$     1,057,588

$

1,056,941

Loans payable to stockholders (Note 3)

668,370

666,511

Loans payable to related parties (Note 3)

33,967

34,950

Loans payable (Note 3)

144,046

144,402

Amounts due to related parties (Note 3)

483,794

493,534

Total current liabilities

2,387,765

2,396,338

Stockholders' deficiency

Common stock, $0.001 par value 5,000,000 authorized,

885,130 shares issued and outstanding at

March 31, 2014 and December 31, 2013 (Note 4)

885

885

Additional paid-in capital

21,166,619

21,166,619

Deficit

(22,705,422)

(22,705,422)

Deficit accumulated during the development stage

(845,780)

(854,763)

(2,383,698)

(2,392,681)

Less: Treasury stock – 2,085 common shares at

March 31, 2014 and December 31, 2013

(3,336)

(3,336)

Total stockholders’ deficiency

(2,387,034)

(2,396,017)

$

731

$

321

The accompanying notes are an integral part of these condensed consolidated financial statements.

Arvana, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(Expressed in US Dollars)

Cumulative amounts

from the beginning

of the development

Three Months Ended

stage on

March 31,

January 1, 2010 to

2014

2013

March 31, 2014

Operating expenses

General and administrative

$

5,892

$

23,944    $

736,652

Depreciation

-

-

103

Total operating expenses

5,892

23,944

736,755

Loss from operations

(5,892)

(23,944)

(736,755)

Interest expense

(12,642)

(12,058)

(198,795)

Foreign exchange gain

27,517

30,453

89,770

Net income (loss) and comprehensive

income (loss )

$

8,983

$

(5,549)   $

(845,780)

Per common share information – basic and

diluted:

Weighted average number of common

shares outstanding

885,130

885,130

Net income (loss) per common share –

basic and diluted

$

0.01

$

(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Arvana, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Expressed in US Dollars)

Cumulative amounts

from the beginning

of the development

Three Months Ended

stage on

March 31,

January 1, 2010 to

2014

2013

March 31, 2014

Cash flows from (used in) operating

activities

Net income (loss)

$

8,983     $

(5,549)     $

(845,780)

Items not involving cash:

Depreciation

-

-

103

Unrealized foreign exchange

(27,522)

(30,443)

(86,032)

Changes in non-cash working capital:

Accounts payable and accrued

liabilities

13,939

11,280

478,795

Amounts due to related parties

510

21,307

299,436

Net cash used in operations

(4,090)

(3,405)

(153,478)

Cash flows from investing activities

Net cash used in investing activities

-

-

-

Cash flows from financing activities

Proceeds of loans payable to

stockholders

4,500

-

72,320

Proceeds of loans payable to related

parties

-

-

36,522

Proceeds of loans payable

-

3,332

44,833

Net cash provided by financing

activities

4,500

3,332

153,675

Increase (decrease) in cash

410

(73)

197

Cash , beginning of period

321

1,254

534

Cash, end of period

$

731

$

1,181      $

731

Supplementary information

Cash paid for interest

$

-     $

-      $

-

Cash paid for income taxes

$

-     $

-      $

-

There were no non-cash investing and financing transactions for the periods ended March 31, 2014 and

2013 or from the beginning of the development stage on January 1, 2010 to March 31, 2014.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Arvana, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

March 31, 2014

(Unaudited)

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

These condensed consolidated financial statements for the three month period ended March 31, 2014 include the accounts of the Company and its subsidiary Arvana Networks Inc. (including its wholly-

owned subsidiaries, Arvana Participaçōes S.A.  (“Arvana Par”) and Arvana Comunicações do Brasil S. A.

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

These condensed consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. For the three month period ended March 31, 2014, the Company incurred net income from operations of $8,983.

At March 31, 2014, the Company had a working capital deficiency of $2,387,034. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Arvana, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

March 31, 2014

(Unaudited)

(Expressed in U.S. Dollars)

2. Summary of Significant Accounting Policies

Basis of presentation

The Company is in the process of evaluating business opportunities and is a development stage company.

The Company’s fiscal year end is December 31. The accompanying condensed interim consolidated financial statements of Arvana, Inc. for the three months ended March 31, 2014 and 2013, and for the cumulative amounts from the beginning of the development stage on January 1, 2010, through March 31,

2014, have been prepared in accordance with accounting principles generally accepted in the United

States (“US GAAP”) for financial information with the instructions to Form 10-Q and Regulation S-X.

Results are not necessarily indicative of results which may be achieved in the future. Although they are unaudited, in the opinion of management, they include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Results are not necessarily indicative of results which may be achieved in the future. The condensed consolidated interim financial statements and notes appearing in this report should be read in conjunction with our consolidated audited financial statements and related notes thereto, together with Management’s Discussion and Analysis of Financial Condition

and Results of Operations, contained in our Annual Report on Form 10-K for the fiscal year ended

December 31, 2013, as filed with the Securities and Exchange Commission (the “SEC”) on March 31,

2014.

Use of Estimates

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

Arvana, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

March 31, 2014

(Unaudited)

(Expressed in U.S. Dollars)

2. Summary of Significant Accounting Policies (continued)

Financial instruments (continued)

The estimated fair values of the Company's  financial instruments as of March 31, 2014 and December 31,

2013 follows:

March 31,

December 31,

2014

2013

Carrying

Fair

Carrying

Fair

Amount

Value

Amount

Value

Cash

$731

$731

$321

$321

Accounts payable and accrued liabilities

1,057,588

1,057,588

1,056,941

1,056,941

Loans payable to stockholders

668,370

668,370

666,511

666,511

Loans payable to related party

33,967

33,967

34,950

34,950

Loans payable

144,046

144,046

144,402

144,402

Amounts due to related parties

483,794

483,794

493,534

493,534

The  following  table  presents  information  about  the  assets  that  are  measured  at  fair  value  on  a  recurring basis  as  of  March  31,  2014,  and  indicates  the  fair  value  hierarchy  of  the  valuation  techniques  the

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

2014

(Level 1)

(Level 2)

(Level 3)

Assets:

Cash

$

731

$

731

$

-

$

-

The fair value of cash is determined through market, observable and corroborated sources.

Recent accounting pronouncements

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

Arvana, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

March 31, 2014

(Unaudited)

(Expressed in U.S. Dollars)

3. Amounts Due to Related Parties and Loans Payable to Stockholders

From February, 2007, until March 31, 2014, the Company received a number of loans from stockholders,

related parties and unrelated third parties.  As of March 31, 2014, the Company had received loans of

$668,370 (Euro 225,000; CAD 72,300; $293,007) (December 31, 2013 - $666,511: Euro 225,000; CAD

72,300; $288,507) from stockholders, loans of $33,967 (CAD 27,600; $9,000) (December 31, 2013 –

$34,950: CAD 27,600; $9,000) from a related party and loans of $144,046 (CAD 10,000; $ 135,000)

(December 31, 2013 – $ 144,402: CAD 10,000; $135,000) from unrelated third parties. All of the loans bear interest at 6% per annum.  The loans were made in 3 different currencies, Euros, Canadian Dollars and US Dollars.  All amounts reflected on these condensed consolidated financial statements are expressed in US Dollars.  Repayment of the loans is due on closing of any future financing arrangement by the Company.  The balance of accrued interest of $279,928 and $268,271 is included in accounts payable and accrued liabilities at March 31, 2014, and December 31, 2013, respectively.  Interest expense recognized on these loans was $12,642 for the three months ended March 31, 2014, compared to $12,058 for the three months ended March 31, 2013.

At March 31, 2014, and December 31, 2013, the Company had amounts due to related parties of $483,794 and $493,534, respectively.  This amount includes $136,100 at March 31, 2014, and December 31, 2013,

payable to two former directors and a current director for services rendered during 2007. This amount is to be paid part in cash and part in stock at a future date with the number of common shares determined by the fair value of the shares on the settlement date. The amounts owing bear no interest, are unsecured, and have no fixed terms of repayment.

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

At March 31, 2014 and December 31, 2013, there were no warrants outstanding

At March 31, 2014 and December 31, 2013, there were no stock options outstanding.  No options were granted, exercised or expired during the three months ended March 31, 2014 or the year ended December

31, 2013.

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

Arvana, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

March 31, 2014

(Unaudited)

(Expressed in U.S. Dollars)

5. Segmented Information

The Company has no reportable segments.

6. Related Party Transactions

Other than amounts payable to related parties as disclosed below and in Note 3, the Company also incurred consulting fees of $1,138 paid to a company controlled by our chief executive officer during the period ended March 31, 2014.

Our former chief executive officer and former director had entered into a consulting arrangement on a month to month basis that provided for a monthly fee of CAD 5,000. These amounts have been accrued and are currently unpaid. This consulting arrangement ended on May 24, 2013. As of March 31, 2014 our former chief executive officer was owed $75,724 (CAD 83,710) for services rendered as an officer,

compared to $78,704 (CAD 83,710) as at December 31, 2013.

Our former chief financial officer and former director had entered into a consulting agreement on a month to month basis that provides for a monthly fee of $2,000. These amounts have been accrued and are currently unpaid. This consulting arrangement ended on June 14, 2013. As of March 31, 2014 and

December 31, 2013 our former chief financial officer was owed $58,870 for services rendered as an officer.

Our former chief executive officer and former director entered into a debt assignment agreement effective

January 1, 2012, with a corporation with a former director in common and thereby assigned $183,416

(CAD 202,759) of unpaid amounts payable.

Our former chief executive officer and former director entered into a debt assignment agreement effective

January 1, 2012, with an unrelated third party and thereby assigned $53,357 of unpaid amounts payable and $100,000 of unpaid loans.

Our former chief executive officer and former director is owed $192,963 for unsecured non-interest bearing amounts due on demand loaned to the Company as of March 31, 2014, compared to $199,481 as of December 31, 2013.

Our former chief executive officer and former director is owed $33,967 for unsecured amounts bearing

6% interest due on demand loaned to the Company as of March 31, 2014, compared to $34,950 as of

December 31, 2013.

Our other former officers are owed a total of $95,861 for their prior services rendered as officers as at

March 31, 2014, compared to $99,083 as of December 31, 2013.

A director of the Company is owed $60,000 as of March 31, 2014 and December 31, 2013 for services rendered as a director during 2007. Two former directors of the Company are owed $76,100 as of March

31, 2014 and December 31, 2013 for services rendered as directors during 2007.

Arvana Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

March 31, 2014

(Unaudited)

(Expressed in U.S. Dollars)

7. Subsequent Events

The Company evaluated its March 31, 2014, financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three months ended March 31, 2014 and March 31, 2013.

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

Results of Operations

During the three months ended March 31, 2014, the Company (i) sought out prospective business opportunities; and (ii) satisfied continuous public disclosure requirements.

Our operations for the three months ended March 31, 2014 and 2013 are summarized below.

Three months

Three months

Ended

Ended

March 31, 2014

March 31, 2013

Expenses:

General and administration

$5,892

$23,944

Interest

12,642

12,058

Foreign exchange gain

(27,517)

(30,453)

Net (Income) Loss and

Comprehensive

(Income) Loss for the Period

($8,983)

$5,549

Net Income (Loss)

For the period from January 1, 2010 to March 31, 2014, the Company recorded a cumulative net loss of

$845,780. The Company’s cumulative net loss is primarily due to costs associated with general and administrative expenses. General and administrative costs include accounting costs, consulting fees,

professional fees, travel costs, project development expenses, due diligence costs and office operation costs.

Net income for the three months ended March 31, 2014 was $8,983 as compared to net loss of $5,549 for the three months ended March 31, 2013. The transition to net income from net loss over the comparative three month periods can be attributed to the decrease in general and administrative expenses and the gain on unrealized foreign exchange in the current three month period. The gain on unrealized foreign exchange is due to volatility in the value of foreign currencies against the US dollar, which volatility impacts the cost of those expenses that are payable in foreign currencies.

We did not generate revenue during this period and expect to continue to incur losses over the next twelve months at a rate comparable to the three months presented here or until such time as we are able to conclude the acquisition or development of a new business opportunity that produces net income.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from January 1, 2010, to

March 31, 2014.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carry-forward and start up costs that will offset any future operating profit.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources, and stockholders’ deficit.

The Company had current and total assets of $731 as of March 31, 2014, consisting solely of cash and a working capital deficit of $2,387,034, as compared to current and total assets of $321, consisting solely of cash and a working capital deficit of $2,396,017 as of December 31, 2013. Net stockholders' deficit in the

Company was $2,387,034 at March 31, 2014, as compared to a net stockholder’s deficit in the Company of $2,396,017 at December 31, 2013.

Cash Used in Operating Activities

Cash flow used in operating activities was $153,478 for the period from January 1, 2010, to March 31,

2014.

Cash flow used in operating activities for the three month period ended March 31, 2014 was $4,090 as compared to $3,405 for the three month period ended March 31, 2013, which differences reflect the comparative decrease in general and administrative expenses and changes in working capital in the current three month period. General and administrative expenses include but are not limited to, personnel costs, accounting fees, consulting expenses, and professional fees, accounts payable and accrued expenses. Net cash used in operating activities in the prior nine month period can also be primarily attributed to general and administrative expenses and changes in other assets, accounts payable and accrued expenses.

We expect to continue to use cash flow in operating activities over the next twelve months or until such time as the Company can generate sufficient revenue to transition net income from operations.

Cash Used in Investing Activities

Cash flow used in investing activities was zero for the period from January 1, 2010, to March 31, 2014.

We do expect to use cash flow in investing activities in connection with the development or acquisition of a suitable business opportunity. Until such time as such unidentified opportunity is concluded, we do not expect to use cash flows in investing activities.

Cash Flows from Financing Activities

Cash flow provided from financing activities was $153,675 for the period from January 1, 2010, to March

31, 2014.

Cash flow provided by financing activities for the three months ended March 31, 2014, increased to

$4,500 as compared to $3,332 for the three months ended March 31, 2013. The increase in cash flow provided from financing activities over the comparative three month periods can be attributed to the increase in unsecured loan amounts procured from shareholders.

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

The Company had no lines of credit or other bank financing arrangements as of March 31, 2014.

The Company had no commitments for future capital expenditures that were material at March 31, 2014.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off-Balance Sheet Arrangements

As of March 31, 2014, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition,

revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Future Financings

We anticipate continuing to rely on debt or equity sales of our shares of common stock in order to continue to fund our business operations. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our plan of operations.

Critical Accounting Policies

In Note 2 to the audited financial statements for the years ended December 31, 2013 and 2012, included in our Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position.  The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United

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

Going Concern

The Company’s auditors have expressed an opinion as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $23,551,202 since inception and  negative cash flows from  operating activities  as of March 31, 2014.  The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2014, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date:  May 14, 2014

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