Form 10-Q
period 2014-06-30
ARVANA INC
filed 2014-08-14
CIK 1113313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑    Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the  quarterly period ended June 30, 2014.

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

Act). Yes ☑    No 

The  aggregate  market  value  of  the  registrant’s  common  stock,  $0.001  par  value  (the  only  class  of  voting stock),  held  by  non-affiliates  (870,505  shares)  was  $391,727  based  on  the  average  of  the  bid  and  ask  price

($0.45) for the common stock on August 14, 2014.

At August  14,  2014,  the  number  of shares  outstanding of  the registrant’s common stock,  $0.001 par value  (the only class of voting stock), was 885,130.

TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION

Item 1.      Financial Statements

3

Item 2.      Management’s Discussion and Analysis of Financial Condition and

Results of Operations

14

Item 3.      Quantitative and Qualitative Disclosure About Market Risk

19

Item 4.      Controls and Procedures

19

PART II  OTHER INFORMATION

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

Arvana Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Expressed in US Dollars)

June 30,

December 31,

2014

2013

ASSETS

Current assets:

Cash

$

1,640

$

321

Total assets

$

1,640

$

321

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities

Accounts payable and accrued liabilities

$     1,076,064

$

1,056,941

Loans payable to stockholders (Note 3)

683,692

666,511

Loans payable to a related party (Note 3)

34,867

34,950

Loans payable (Note 3)

144,372

144,402

Amounts due to related parties (Note 3)

493,716

493,534

Total current liabilities

2,432,711

2,396,338

Stockholders' deficiency

Common stock, $0.001 par value 5,000,000 authorized,

885,130 shares issued and outstanding at

June 30, 2014 and December 31, 2013 (Note 4)

885

885

Additional paid-in capital

21,166,619

21,166,619

Deficit

(22,705,422)

(22,705,422)

Deficit accumulated during the development stage

(889,817)

(854,763)

(2,427,735)

(2,392,681)

Less: Treasury stock – 2,085 common shares at

June 30, 2014 and December 31, 2013

(3,336)

(3,336)

Total stockholders’ deficiency

(2,431,071)

(2,396,017)

$

1,640

$

321

The accompanying notes are an integral part of these condensed consolidated financial statements.

Arvana Inc.

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2014 and 2013

(Unaudited)

Three Months Ended

Six Months Ended

June 30,

June 30,

2014

2013

2014

2013

Operating expenses

General and administrative

$

10,929      $

20,960

$

16,821     $

44,904

Total operating expenses

10,929

20,960

16,821

44,904

Loss from operations

(10,929)

(20,960)

(16,821)

(44,904)

Interest expense

(12,826)

(12,109)

(25,468)

(24,167)

Foreign exchange gain (loss)

(20,282)

20,937

7,235

51,390

Net loss and Comprehensive

loss

$

(44,037)     $

(12,132)

$

(35,054)    $

(17,681)

Per share information - basic and diluted:

Weighted average shares outstanding

885,130

885,130

885,130

885,130

Net loss per share

$

(0.05)    $

(0.01)

$

(0.04)    $

(0.02)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Arvana Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Expressed in US Dollars)

Six Months Ended

June 30,

2014

2013

Cash flows from (used in) operating

activities

Net income (loss)

$

(35,054)     $

(17,681)

Item not involving cash:

Unrealized foreign exchange

(4,898)

(50,464)

Changes in non-cash working capital:

Accounts payable and accrued

liabilities

20,825

29,456

Amounts due to related parties

1,046

34,471

Net cash used in operations

(18,081)

(4,218)

Cash flows from investing activities

Net cash used in investing activities

-

-

Cash flows from financing activities

Proceeds of loans payable to

stockholders

19,400

4,082

Net cash provided by financing

activities

19,400

4,082

Increase (decrease) in cash

1,319

(136)

Cash , beginning of period

321

1,254

Cash, end of period

$

1,640

$

1,118

Supplementary information

Cash paid for interest

$

-     $

-

Cash paid for income taxes

$

-     $

-

There were no non-cash investing and financing transactions for the six month periods ended June 30,

2014 and 2013.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Arvana Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2014

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

These condensed consolidated financial statements for the six month period ended June 30, 2014 include the accounts of the Company and its subsidiary Arvana Networks Inc. (including its wholly-owned subsidiaries, Arvana Participaçōes S.A.  (“Arvana Par”) and Arvana Comunicações do Brasil S. A.

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

These condensed consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. For the six month period ended June 30, 2014, the Company incurred net loss from operations of $35,054. At June

30, 2014, the Company had a working capital deficiency of $2,431,071. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Arvana Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2014

(Unaudited)

(Expressed in U.S. Dollars)

2. Summary of Significant Accounting Policies

Basis of presentation

The Company is in the process of evaluating business opportunities and has minimal operating levels.

The Company’s fiscal year end is December 31. The accompanying condensed interim consolidated financial statements of Arvana, Inc. for the six months ended June 30, 2014 and 2013, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for financial information with the instructions to Form 10-Q and Regulation S-X. Results are not necessarily indicative of results which may be achieved in the future. Although they are unaudited, in the opinion of management, they include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Results are not necessarily indicative of results which may be achieved in the future. The condensed consolidated interim financial statements and notes appearing in this report should be read in conjunction with our consolidated audited financial statements and related notes thereto, together with

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

Arvana Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2014

(Unaudited)

(Expressed in U.S. Dollars)

2. Summary of Significant Accounting Policies (continued)

Financial instruments (continued)

The estimated fair values of the Company's financial instruments as of June 30, 2014 and December 31,

2013 follows:

June 30,

December 31,

2014

2013

Carrying

Fair

Carrying

Fair

Amount

Value

Amount

Value

Cash

$1,640

$1,640

$321

$321

Accounts payable and accrued liabilities

1,076,064

1,076,064

1,056,941

1,056,941

Loans payable to stockholders

683,692

683,692

666,511

666,511

Loans payable to related party

34,867

34,867

34,950

34,950

Loans payable

144,372

144,372

144,402

144,402

Amounts due to related parties

493,716

493,716

493,534

493,534

The  following  table  presents  information  about  the  assets  that  are  measured  at  fair  value  on  a  recurring basis  as  of  June  30,  2014,  and  indicates the  fair  value hierarchy of  the  valuation techniques the  Company utilized  to  determine  such  fair  value.  In  general,  fair  values  determined  by  Level  1  inputs  utilize  quoted prices (unadjusted)  in  active  markets  for identical  assets.  Fair  values  determined by Level  2  inputs  utilize

data   points   that   are   observable   such   as   quoted   prices,   interest   rates   and   yield   curves.   Fair   values

determined  by  Level  3  inputs  are  unobservable  data  points  for  the  asset  or  liability,  and  included situations where there is little, if any, market activity for the asset:

Quoted

Significant

Prices

Other

Significant

in Active

Observable

Unobservable

June 30,

Markets

Inputs

Inputs

2014

(Level 1)

(Level 2)

(Level 3)

Assets:

Cash

$

1,640

$

1,640

$

-

$

-

The fair value of cash is determined through market, observable and corroborated sources.

Arvana Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2014

(Unaudited)

(Expressed in U.S. Dollars)

2. Summary of Significant Accounting Policies (continued)

Recent accounting pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update

(ASU) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial

Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810,

Consolidation”. This ASU does the following, among other things: a) eliminates the requirement to present inception-to-date information on the statements of income, cash flows, and shareholders' equity,

b) eliminates the need to label the financial statements as those of a development stage entity, c)

eliminates the need to disclose a description of the development stage activities in which the entity is engaged, and d) amends FASB ASC 275, “Risks and Uncertainties”, to clarify that information on risks and uncertainties for entities that have not commenced planned principal operations is required. The amendments in ASU No. 2014-10 related to the elimination of Topic 915 disclosures and the additional disclosure for Topic 275 are effective for public companies for annual and interim reporting periods beginning after December 15, 2014. Early adoption is permitted. The Company has evaluated this ASU and early adopted beginning with the period ended June 30, 2014.

In May 2014, the FASB released ASU 2014-9  - Accounting Standards Update 2014-9, Topic 606:

Revenue from Contracts with Customers that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract.  Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard.  This guidance becomes effective for annual reporting periods beginning after December 15,

2016 and early adoption is not permitted.  The Company is currently assessing the impact that this standard will have on its financial statements.

Arvana Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2014

(Unaudited)

(Expressed in U.S. Dollars)

3. Amounts Due to Related Parties and Loans Payable to Stockholders

From February, 2007, until June 30, 2014, the Company received a number of loans from stockholders,

related parties and unrelated third parties.  As of June 30, 2014, the Company had received loans of

$683,692 (Euro 225,000; CAD 72,300; $307,907) (December 31, 2013 - $666,511: Euro 225,000; CAD

72,300; $288,507) from stockholders, loans of $34,867 (CAD 27,600; $9,000) (December 31, 2013 –

$34,950: CAD 27,600; $9,000) from a related party and loans of $144,372 (CAD 10,000; $ 135,000)

(December 31, 2013 – $ 144,402: CAD 10,000; $135,000) from unrelated third parties. All of the loans bear interest at 6% per annum.  The loans were made in 3 different currencies, Euros, Canadian Dollars and US Dollars.  All amounts reflected on these condensed consolidated financial statements are expressed in US Dollars.  Repayment of the loans is due on closing of any future financing arrangement by the Company.  The balance of accrued interest of $292,897 and $268,271 is included in accounts

payable and accrued liabilities at June 30, 2014, and December 31, 2013, respectively.   Interest expense

recognized on these loans was $12,826 and $25,468 for the three and six months ended June 30, 2014,

respectively, compared to $12,109 and $24,167 for the three and six months ended June 30, 2013,

respectively.

At June 30, 2014, and December 31, 2013, the Company had amounts due to related parties of $493,716 and $493,534, respectively.  This amount includes $136,100 at June 30, 2014, and December 31, 2013,

payable to two former directors and a current director for services rendered during 2007. This amount is to be paid part in cash and part in stock at a future date with the number of common shares determined by the fair value of the shares on the settlement date. The amounts owing bear no interest, are unsecured, and have no fixed terms of repayment.

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

At June 30, 2014 and December 31, 2013, there were no warrants outstanding.

At June 30, 2014 and December 31, 2013, there were no stock options outstanding.  No options were granted, exercised or expired during the six months ended June 30, 2014 or the year ended December 31,

2013.

5. Segmented Information

The Company has no reportable segments.

Arvana Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2014

(Unaudited)

(Expressed in U.S. Dollars)

6. Related Party Transactions

Other than amounts payable to related parties as disclosed below and in Note 3, the Company also incurred consulting fees of $4,138 paid to a company controlled by our chief executive officer during the period ended June 30, 2014 compared to consulting fees of $2,826 incurred during the period ended June

30, 2013.

Our former chief executive officer and former director had entered into a consulting arrangement on a month to month basis that provided for a monthly fee of CAD 5,000. These amounts have been accrued and are currently unpaid. This consulting arrangement ended on May 24, 2013. As of June 30, 2014 our former chief executive officer was owed $78,453 (CAD 83,710) for services rendered as an officer,

compared to $78,704 (CAD 83,710) as at December 31, 2013.

Our former chief financial officer and former director had entered into a consulting agreement on a month to month basis that provides for a monthly fee of $2,000. These amounts have been accrued and are currently unpaid. This consulting arrangement ended on June 14, 2013. As of June 30, 2014 and

December 31, 2013 our former chief financial officer was owed $58,870 for services rendered as an officer.

Our former chief executive officer and former director entered into a debt assignment agreement effective

January 1, 2012, with a corporation with a former director in common and thereby assigned $190,026

(CAD 202,759) of unpaid amounts payable.

Our former chief executive officer and former director entered into a debt assignment agreement effective

January 1, 2012, with an unrelated third party and thereby assigned $53,357 of unpaid amounts payable and $100,000 of unpaid loans.

Our former chief executive officer and former director is owed $199,935 for unsecured non-interest bearing amounts due on demand loaned to the Company as of June 30, 2014, compared to $199,481 as of

December 31, 2013.

Our former chief executive officer and former director is owed $34,867 for unsecured amounts bearing

6% interest due on demand loaned to the Company as of June 30, 2014, compared to $34,950 as of

December 31, 2013.

Our other former officers are owed a total of $98,812 for their prior services rendered as officers as at

June 30, 2014, compared to $99,083 as of December 31, 2013.

A director of the Company is owed $60,000 as of June 30, 2014 and December 31, 2013 for services rendered as a director during 2007. Two former directors of the Company are owed $76,100 as of June

30, 2014 and December 31, 2013 for services rendered as directors during 2007.

Arvana Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2014

(Unaudited)

(Expressed in U.S. Dollars)

7. Subsequent Events

The Company evaluated its June 30, 2014, financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three and six months ended June 30, 2014 and June 30, 2013.

Overview

The Company is currently in the process of evaluating business opportunities and has minimal operating levels. We can provide no assurance that we will be successful in identifying suitable business opportunities, or if we are able to identify suitable business opportunities, that we will be able to find an adequate source of financing to acquire any business or business assets, and commence operations, or that those operations, if commenced, will be successful in generating profits.

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

Results of Operations

During the six months ended June 30, 2014, the Company (i) sought out prospective business opportunities; and (ii) satisfied continuous public disclosure requirements.

Our operations for the three and six months ended June 30, 2014 and 2013 are summarized below.

Three months

Three months

Six months

Six months

Ended

Ended

Ended

Ended

June 30, 2014

June 30, 2013

June 30, 2014

June 30, 2013

Expenses:

General and administration

$10,929

$20,960

$16,821

$44,904

Interest

12,826

12,109

25,468

24,167

Foreign exchange (gain) loss

20,282

(20,937)

(7,235)

(51,390)

Net Loss and Comprehensive

Loss for the Period

$44,037

$12,132

$35,054

$17,681

Net Loss

For the period from January 1, 2010 to June 30, 2014, the Company recorded a cumulative net loss of

$889,817. The Company’s cumulative net loss is primarily due to costs associated with general and administrative expenses. General and administrative costs include accounting costs, consulting fees,

professional fees, travel costs, project development expenses, due diligence costs and office operation costs.

Net loss for the three months ended June 30, 2014 was $44,037 as compared to net loss of $12,132 for the three months ended June 30, 2013. The increase in net loss over the comparative three months period can be attributed to the loss on unrealized foreign exchange in the current three month period and the increase in interest expense, offset by the decline in general and administrative expenses.  The loss on unrealized foreign exchange is due to volatility in the value of foreign currencies against the US dollar, which volatility impacts the cost of those expenses that are payable in foreign currencies.

Net loss for the six months ended June 30, 2014 was $35,054 as compared to a net loss of $17,681 for the six months ended June 30, 2013. The increase in net loss over the comparative six month periods can be attributed to the decrease in the gain on unrealized foreign exchange in the current six month period and the increase in interest expense, offset by the decline in general and administrative  expenses in the current six month period.  The gain on unrealized foreign exchange is due to volatility in the value of foreign currencies against the US dollar, which volatility impacts the cost of those expenses that are payable in foreign currencies.

We did not generate revenue during this period and expect to continue to incur losses over the next twelve months at a rate comparable to the three and six months presented here or until such time as we are able to conclude the acquisition or development of a new business opportunity that produces net income.

Capital Expenditures

The Company expended no amounts on capital expenditures for the six month period ended June 30,

2014.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carry-forward and start up costs that will offset any future operating profit.

Liquidity and Capital Resources

Since inception, the Company has experienced significant changes in liquidity, capital resources, and stockholders’ deficit.

The Company had current and total assets of $1,640 as of June 30, 2014, consisting solely of cash and a working capital deficit of $2,431,071, as compared to current and total assets of $321, consisting solely of cash and a working capital deficit of $2,396,017 as of December 31, 2013. Net stockholders' deficit in the

Company was $2,431,071 at June 30, 2014, as compared to a net stockholder’s deficit in the Company of

$2,396,017 at December 31, 2013.

Cash Used in Operating Activities

Cash flow used in operating activities for the six month period ended June 30, 2014 was $18,081 as compared to $4,218 for the six month period ended June 30, 2013, which differences reflect the comparative decrease in general and administrative expenses, decreases in gain on unrealized foreign exchange and changes in working capital in the current six month period. General and administrative expenses include but are not limited to, personnel costs, accounting fees, consulting expenses, and professional fees, accounts payable and accrued expenses. Net cash used in operating activities in the prior six month period can also be primarily attributed to general and administrative expenses and changes in other assets, accounts payable and accrued expenses.

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

Cash Flows from Financing Activities

Cash flow provided by financing activities for the six months ended June 30, 2014, increased to

$19,400 as compared to $4,082 for the six months ended June 30, 2013. The increase in cash flow provided from financing activities over the comparative six month periods can be attributed to the increase in unsecured loan amounts procured from shareholders.

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

The Company had no lines of credit or other bank financing arrangements as of June 30, 2014.

The Company had no commitments for future capital expenditures that were material at June 30, 2014.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off-Balance Sheet Arrangements

As of June 30, 2014, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition,

revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

Going Concern

The Company’s auditors have expressed an opinion as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $23,595,239 since inception and  negative cash flows from  operating activities  as of June 30, 2014.  The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended June 30, 2014, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.

Legal Proceedings.

None.

Item 1A.

Risk Factors

Not required.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Mine Safety Disclosures

Not applicable.

Item 5.

Other Information

None.

Item 6.

Exhibits

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page

22 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARVANA INC.

By:     /s/ Ruairidh Campbell

Ruairidh Campbell, Chief Executive Officer,

Chief Financial Officer and Principal

Accounting Officer

Date:  August 14, 2014

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