Form 10-Q
period 2014-09-30
ARVANA INC
filed 2014-11-13
CIK 1113313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)



☑   Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the

quarterly period ended September 30, 2014.

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

Indicate  by  check  mark  whether  the  registrant  is  a  large  accelerated  filer,  an  accelerated  filer,  a  non-

accelerated   filer,   or   a   smaller   reporting   company.   See   the   definitions   of   “large   accelerated   filer,”

“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    Accelerated filer    Non-accelerated filer    Smaller reporting company ☑

Indicate  by  check  mark  whether  the  registrant  is  a  shell  company  (as  defined  in  Rule  12b-2  of  the

Exchange Act). Yes ☑    No 

Indicate  the  number  of  shares  outstanding  of  each  of  the  registrant’s  classes  of  common  stock,  as  of  the latest  practicable  date.  The  number  of  shares  outstanding  of  the  registrant’s  common  stock,  $0.001  par value (the only class of voting stock), at November 13, 2014, was 885,130.

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

Arvana Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Expressed in US Dollars)

September 30,

December 31,

2014

2013

ASSETS

Current assets:

Cash

$

702

$

321

Total assets

$

702

$

321

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities

Accounts payable and accrued liabilities

$

1,045,578

$

1,056,941

Loans payable to stockholders (Note 3)

661,794

666,511

Loans payable to a related party (Note 3)

33,644

34,950

Loans payable (Note 3)

143,929

144,402

Amounts due to related parties (Note 3)

481,430

493,534

Total current liabilities

2,366,375

2,396,338

Stockholders' deficiency

Common stock, $0.001 par value 5,000,000 authorized,

885,130 shares issued and outstanding at

September 30, 2014 and December 31, 2013 (Note 4)

885

885

Additional paid-in capital

21,166,619

21,166,619

Deficit

(23,529,841)

(23,560,185)

(2,362,337)

(2,392,681)

Less: Treasury stock – 2,085 common shares at

September 30, 2014 and December 31, 2013

(3,336)

(3,336)

Total stockholders’ deficiency

(2,365,673)

(2,396,017)

$

702

$

321

The accompanying notes are an integral part of these condensed consolidated financial statements.

Arvana Inc.

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2014 and 2013

(Unaudited)

Three Months Ended

Nine Months Ended

September 30,

September 30,

2014

2013

2014

2013

Operating expenses

General and administrative

$

9,010      $

8,666     $

25,831     $

53,570

Total operating expenses

9,010

8,666

25,831

53,570

Loss from operations

(9,010)

(8,666)

(25,831)

(53,570)

Interest expense

(12,536)

(12,623)

(38,004)

(36,790)

Foreign exchange gain (loss)

86,944

(38,946)

94,179

12,444

Net income (loss) and

Comprehensive income (loss)

$

65,398     $

(60,235)    $

30,344    $

(77,916)

Per share information - basic and diluted:

Weighted average shares outstanding

885,130

885,130

885,130

885,130

Net income (loss) per share

$

0.07    $

(0.07)    $

0.03    $

(0.09)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Arvana Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Expressed in US Dollars)

Nine Months Ended

September 30,

2014

2013

Cash flows from (used in) operating activities

Net income (loss)

$

30,344

$

(77,916)

Item not involving cash:

Unrealized foreign exchange

(90,671)

(12,548)

Changes in non-cash working capital:

Accounts payable and accrued liabilities

34,594

29,975

Amounts due to related parties

1,514

35,494

Net cash used in operations

(24,219)

(24,995)

Cash flows from investing activities

Net cash used in investing activities

-

-

Cash flows from financing activities

Proceeds of loans payable to stockholders

24,600

24,082

Net cash provided by financing activities

24,600

24,082

Increase (decrease) in cash

381

(913)

Cash , beginning of period

321

1,254

Cash, end of period

$

702

$

341

There were no non-cash investing and financing transactions for the nine month periods ended September

30, 2014 and 2013.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Arvana Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

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

These condensed consolidated financial statements for the nine month period ended September 30, 2014 include the accounts of the Company and its subsidiary Arvana Networks Inc. (including its wholly-

owned subsidiaries, Arvana Participaçōes S.A.  (“Arvana Par”) and Arvana Comunicações do Brasil S. A.

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

These condensed consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. For the nine month period ended September 30, 2014, the Company incurred net income from operations of $30,344.

At September 30, 2014, the Company had a working capital deficiency of $2,365,673. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

September 30, 2014

(Unaudited)

(Expressed in U.S. Dollars)

2. Summary of Significant Accounting Policies

Basis of presentation

The Company is in the process of evaluating business opportunities and has minimal operating levels.

The Company’s fiscal year end is December 31. The accompanying condensed interim consolidated financial statements of Arvana, Inc. for the three and nine months ended September 30, 2014 and 2013,

have been prepared in accordance with accounting principles generally accepted in the United States (“US

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

September 30, 2014

(Unaudited)

(Expressed in U.S. Dollars)

2. Summary of Significant Accounting Policies (continued)

Financial instruments (continued)

The estimated fair values of the Company's financial instruments as of September 30, 2014 and December

31, 2013 follows:

September 30,

December 31,

2014

2013

Carrying

Fair

Carrying

Fair

Amount

Value

Amount

Value

Cash

$702

$702

$321

$321

Accounts payable and accrued liabilities

1,045,578

1,045,578

1,056,941

1,056,941

Loans payable to stockholders

661,794

661,794

666,511

666,511

Loans payable to related party

33,644

33,644

34,950

34,950

Loans payable

143,929

143,929

144,402

144,402

Amounts due to related parties

481,430

481,430

493,534

493,534

The  following  table  presents  information  about  the  assets  that  are  measured  at  fair  value  on  a  recurring basis  as  of  September  30,  2014,  and  indicates  the  fair  value  hierarchy  of  the  valuation  techniques  the

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

September 30,

Markets

Inputs

Inputs

2014

(Level 1)

(Level 2)

(Level 3)

Assets:

Cash

$

702

$

702

$

-

$

-

The fair value of cash is determined through market, observable and corroborated sources.

Arvana Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

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

September 30, 2014

(Unaudited)

(Expressed in U.S. Dollars)

3. Amounts Due to Related Parties and Loans Payable to Stockholders

From February, 2007, until September 30, 2014, the Company received a number of loans from stockholders, related parties and unrelated third parties.  As of September 30, 2014, the Company had received loans of $661,794 (Euro 225,000; CAD 72,300; $313,107) (December 31, 2013 - $666,511:

Euro 225,000; CAD 72,300; $288,507) from stockholders, loans of $33,644 (CAD 27,600; $9,000)

(December 31, 2013 – $34,950: CAD 27,600; $9,000) from a related party and loans of $143,929 (CAD

10,000; $ 135,000) (December 31, 2013 – $ 144,402: CAD 10,000; $135,000) from unrelated third parties. All of the loans bear interest at 6% per annum.  The loans were made in 3 different currencies,

Euros, Canadian Dollars and US Dollars.  All amounts reflected on these condensed consolidated financial statements are expressed in US Dollars.  Repayment of the loans is due on closing of any future financing arrangement by the Company.  The balance of accrued interest of $294,000 and $268,271 is included in accounts payable and accrued liabilities at September 30, 2014, and December 31, 2013,

respectively.  Interest expense recognized on these loans was $12,536 and $38,004 for the three and nine months ended September 30, 2014, respectively, compared to $12,623 and $36,790 for the three and nine months ended September 30, 2013, respectively.

At September 30, 2014, and December 31, 2013, the Company had amounts due to related parties of

$481,430 and $493,534, respectively.  This amount includes $136,100 at September 30, 2014, and

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

At September 30, 2014 and December 31, 2013, there were no warrants outstanding.

At September 30, 2014 and December 31, 2013, there were no stock options outstanding.  No options were granted, exercised or expired during the nine months ended September 30, 2014 or the year ended

December 31, 2013.

5. Segmented Information

The Company has no reportable segments.

Arvana Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(Unaudited)

(Expressed in U.S. Dollars)

6. Related Party Transactions

Other than amounts payable to related parties as disclosed below and in Note 3, the Company also incurred consulting fees of $5,638 paid to a company controlled by our chief executive officer during the period ended September 30, 2014 compared to consulting fees of $3,651 incurred during the period ended

September 30, 2013.

Our former chief executive officer and former director had entered into a consulting arrangement on a month to month basis that provided for a monthly fee of CAD 5,000. These amounts have been accrued and are currently unpaid. This consulting arrangement ended on May 24, 2013. As of September 30, 2014 our former chief executive officer was owed $74,745 (CAD 83,710) for services rendered as an officer,

compared to $78,704 (CAD 83,710) as at December 31, 2013.

Our former chief financial officer and former director had entered into a consulting agreement on a month to month basis that provides for a monthly fee of $2,000. These amounts have been accrued and are currently unpaid. This consulting arrangement ended on June 14, 2013. As of September 30, 2014 and

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

Our former chief executive officer and former director is owed $191,658 for unsecured non-interest bearing amounts due on demand loaned to the Company as of September 30, 2014, compared to $199,481 as of December 31, 2013.

Our former chief executive officer and former director is owed $33,644 for unsecured amounts bearing

6% interest due on demand loaned to the Company as of September 30, 2014, compared to $34,950 as of

December 31, 2013.

Our other former officers are owed a total of $94,802 for their prior services rendered as officers as at

September 30, 2014, compared to $99,083 as of December 31, 2013.

A director of the Company is owed $60,000 as of September 30, 2014 and December 31, 2013 for

services rendered as a director during 2007. Two former directors of the Company are owed $76,100 as of

September 30, 2014 and December 31, 2013 for services rendered as directors during 2007.

7. Subsequent Events

The Company evaluated its September 30, 2014, financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three and nine months ended September 30, 2014 and

September 30, 2013.

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

Results of Operations

During the nine months ended September 30, 2014, the Company (i) sought out prospective business opportunities; and (ii) satisfied continuous public disclosure requirements.

Our operations for the three and nine months ended September 30, 2014 and 2013 are summarized below.

Three months

Three months

Nine months

Nine months

Ended

Ended

Ended

Ended

September 30,

September 30,

September 30,      September 30,

2014

2013

2014

2013

Expenses:

General and administration

$9,010

$8,666

$25,831

$53,570

Interest

12,536

12,623

38,004

36,790

Foreign exchange (gain) loss

(86,944)

38,946

(94,179)

(12,444)

Net (income) loss and

comprehensive

(income) loss for the period

($65,398)

$60,235

($30,344)

$77,916

Net Income/Loss

Net income for the three months ended September 30, 2014 was $65,398 as compared to net loss of

$60,235 for the three months ended September 30, 2013. The transition to net income over the comparative three months period can be attributed to the gain on unrealized foreign exchange in the current three month period and the decrease in interest expense, offset by the increase in general and administrative expenses.  The gain on unrealized foreign exchange is due to volatility in the value of foreign currencies against the US dollar, which volatility impacts the cost of those expenses that are payable in foreign currencies.

Net income for the nine months ended September 30, 2014 was $30,344 as compared to a net loss of

$77,916 for the nine months ended September 30, 2013. The transition to net income over the comparative nine month periods can be attributed to the increase in the gain on unrealized foreign exchange in the current nine month period and the decrease in interest expense, offset by the decline in general and administrative expenses in the current nine month period.  The gain on unrealized foreign exchange is due to volatility in the value of foreign currencies against the US dollar, which volatility impacts the cost of those expenses that are payable in foreign currencies.

We did not generate revenue during this period and expect to continue to incur losses over the next twelve months at a rate comparable to the three and nine months presented here or until such time as we are able to conclude the acquisition or development of a new business opportunity that produces net income.

Capital Expenditures

The Company expended no amounts on capital expenditures for the nine month period ended September

30, 2014.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carry-forward and start up costs that will offset any future operating profit.

Liquidity and Capital Resources

Since inception, the Company has experienced significant changes in liquidity, capital resources, and stockholders’ deficit.

The Company had current and total assets of $702 as of September 30, 2014, consisting solely of cash and a working capital deficit of $2,365,673, as compared to current and total assets of $321, consisting solely of cash and a working capital deficit of $2,396,017 as of December 31, 2013. Net stockholders'

deficit in the Company was $2,365,673 at September 30, 2014, as compared to a net stockholder’s deficit in the Company of $2,396,017 at December 31, 2013.

Cash Used in Operating Activities

Cash flow used in operating activities for the nine month period ended September 30, 2014 was $24,219 as compared to $24,995 for the nine month period ended September 30, 2013, which differences reflect the comparative decrease in general and administrative expenses, increases in gain on unrealized foreign exchange and changes in working capital in the current nine month period. General and administrative expenses include but are not limited to, personnel costs, accounting fees, consulting expenses, and professional fees, accounts payable and accrued expenses. Net cash used in operating activities in the prior nine month period can also be primarily attributed to general and administrative expenses and changes in other assets, accounts payable and accrued expenses.

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

Cash Flows from Financing Activities

Cash flow provided by financing activities for the nine months ended September 30, 2014, increased to

$24,600 as compared to $24,082 for the nine months ended September 30, 2013. The increase in cash flow provided from financing activities over the comparative nine month periods can be attributed to the increase in unsecured loan amounts procured from shareholders.

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

The Company had no lines of credit or other bank financing arrangements as of September 30, 2014.

The Company had no commitments for future capital expenditures that were material at September 30,

2014.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off-Balance Sheet Arrangements

As of September 30, 2014, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

Going Concern

The Company’s auditors have expressed an opinion as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $23,529,841 since inception and  negative cash flows from  operating activities  as of September 30, 2014.  The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources.  Management’s plan to address the Company’s ability to continue as a going concern includes:

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2014, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date:  November 13, 2014

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