Form 10-K
period 2014-12-31
ARVANA INC
filed 2015-04-10
CIK 1113313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal  year ended December 31, 2014.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

_to

.

Commission file number: 0-30695

ARVANA, INC.

(Exact name of registrant as specified in its charter)

Nevada

87-0618509

(State or other jurisdiction of

(I.R.S. Employer

incorporation or organization)

Identification No.)

299 S. Main Street, 13th Floor, Salt Lake City, Utah  84111

(Address of principal executive offices)    (Zip Code)

Registrant’s telephone number, including area code: (801) 232-7395

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

12b-2 of the Exchange Act. Smaller reporting  company ☑

Indicate by check  mark whether the registrant is a shell  company (as defined in Rule  12b-2 of the Act). Yes ☑    No ☐

The  aggregate  market  value  of  the  registrant’s  common  stock,  $0.001  par  value  (the  only  class  of  voting  stock),  held  by  non-

affiliates  (870,505  shares) was  $217,626 based on the average of the bid and ask price ($0.25) for the common  stock on April 10,

2015.

At  April  10, 2015, the number  of  shares  outstanding  of  the registrant’s  common  stock,  $0.001  par value (the only class  of  voting stock), was 885,130.

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

13

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

"potential" or "continue", the negative of such terms or other comparable terminology. These statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors they believe are appropriate in the circumstances. Actual events or results may differ materially.  In evaluating these statements, you should consider various factors, including the risks outlined below, and,

from time to time, in other reports we file with the Securities and Exchange Commission  (the

“Commission”). These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Overview

The Company was incorporated in the State of Nevada on June 16, 1977 as “Turinco, Inc.” to engage in any legal undertaking. On July 24, 2006, the shareholders approved a change of the Company’s name from “Turinco, Inc.” to Arvana,  Inc to reflect the acquisition of Arvana Networks,  Inc and the decision to operate a telecommunications business. We discontinued efforts related to our telecommunications business as of December 31, 2009. We have since been in the process of seeking out other business opportunities.

Our office is located at 299 S. Main Street, 13th Floor, Salt Lake City, Utah  84111, and our telephone number is (801) 232-7395. Our registered agent is JAD Communications LLC.  5209 West Gowan Road,

Las Vegas, Nevada 89130.

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

Acquisition of Business

We may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another entity or may purchase the stock or assets of an existing business. On the consummation of any given transaction it is possible that present management and shareholders would no longer control of the Company. In addition,  management may, as part of the terms of any transaction,

resign and be replaced by new officers and directors without a vote of the Company’s shareholders.

The Company anticipates that any securities issued in any reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws.  In some circumstances,

however, as a negotiated element of any transaction, the Company may agree to register securities either at the time the transaction is consummated, under certain conditions, or at a specified time thereafter. The issuance of a substantial additional securities and their potential sale into any trading market  may have a depressive effect on our stock price.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction would find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called “tax-free” reorganization under Section

368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”).  However, in order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own

80% or more of the voting stock of the surviving entity.  In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity,  which result is a significant dilution in the equity of  existing shareholders.

In the event a merger or acquisition were to occur, our shareholders would in all likelihood hold a lesser percentage ownership interest in the Company following such merger or acquisition. The percentage ownership of existing shareholders may be subject to a significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant substantial dilutive effect on the percentage of shares held by the

Company’s present shareholders.

Operation of Business after Acquisition

The Company's operation following a merger with or acquisition of a business would be dependent on the nature of the business and the interest acquired. We are unable to determine at this time whether the

Company would be in control of the business or whether present management would be in control of the

Company following any acquisition. We could expect that any future business would present various challenges that cannot be predicted at the present time.

Competition

Whatever the business opportunity is that we do ultimately acquire or develop, we are almost certain to be involved in intense competition with other business entities, many of which will have a competitive edge over us by virtue of their stronger financial resources and prior business experience.

Employees

The Company currently has one part time employee. Ruairidh Campbell, our chief executive officer, chief financial officer and one of our directors manages the Company.  The Company looks to Mr.  Campbell for his entrepreneurial skills and talents.  Management uses consultants, attorneys and accountants as necessary and does not plan to engage any full-time employees in the near future.

Patents, Trademarks, Licenses,  Franchises, Concessions, Royalty Agreements and Labor Contracts

The Company owns no patents, trademarks, licenses,  franchises, concessions, or royalty agreements. We are not subject to any labor contracts.

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

Research and Development

During the years ended December 31, 2014 and 2013, the Company spent no amounts on research and development activities.

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

ITEM 2.

PROPERTIES

The Company maintains its office at 299 S. Main Street, 13th Floor, Salt Lake City, Utah  84111. We pay

monthly rent of $49 on a month to month basis for the use of this office. We do not believe that we will need to maintain a larger office at any time in the foreseeable future in order to maintain operations.

ITEM 3.

LEGAL PROCEEDINGS

We are not party to any legal proceedings and  to our knowledge no such proceedings are threatened or contemplated.

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

QUARTER

HIGH BID

LOW BID

ENDED

December 31, 2014

$

0.19

$

0.18

September 30, 2014

$

0.20

$

0.15

June 30, 2014

$

0.15

$

0.15

March 31, 2014

$

0.20

$

0.11

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

Common Stock

As of December 31, 2014, there were 55 shareholders of record holding a total of  885,130 shares of fully paid and non-assessable common stock of the 5,000,000 shares of common stock, par value $0.001,

authorized. The board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held in broker

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

Warrants

As of December 31, 2014, the Company had no outstanding warrants to purchase shares of  its common stock.

Stock Options

As of December 31, 2014, the Company had no outstanding stock options to purchase shares of  its common stock.

Convertible Securities

As of December 31, 2014, the Company had no outstanding stock options to purchase shares of its common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company had no securities authorized for issuance under any equity compensation plan  as of

December 31, 2014.

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

The Company had not repurchased any shares of its common stock during the year ended December 31,

2014.

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

Recent Sales of Unregistered Securities

During the quarter ended  December 31, 2014, there were no sales of  the Company’s securities.

Trading Information

The Company’s transfer agent is:

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

Results of Operations

During the year ended December 31, 2014, the Company (i) sought out prospective business opportunities; and (ii) satisfied continuous public disclosure requirements.

Our operations for the years ended  December 31, 2014 and 2013 are summarized below.

2014

2013

Operating Expenses:

General and Administration

$

(23,934)

$

(19,864)

Management fees

$

-

$

(34,220)

Professional fees

$

(16,720)

$

(14,985)

Loss from operations

$

(40,654)

$

(69,069)

Interest expense

$

(50,390)

$

(49,465)

Foreign exchange gain

$

145,334

$

27,344

Net Income (Loss) for the Year

$

54,290

$

(91,190)

Net Income/Loss

Net income for year ended December 31, 2014  was $54,290 as compared to a net loss of $91,190 for the year ended December 31, 2013. The transition to net income over the comparative annual periods can be attributed to the increase in the gain on unrealized foreign exchange and the decline in general and administrative expenses in the current annual period.  The gain on unrealized foreign exchange is due to drop in the value of foreign currencies against the US dollar, which  decrease has positively impacted the cost of those expenses that are payable in foreign currencies.

We did not generate revenue during this period and expect to continue  to incur losses over the next twelve months at a rate comparable to the current annual period presented here or until such time as we are able to conclude the acquisition or development of a new business opportunity that produces net income.

Capital Expenditures

The Company expended no amounts on capital expenditures for the  year ended December 31, 2014.

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

The Company had current and total assets of $1,876 as of December 31, 2014, consisting solely of cash and a working capital deficit of $2,341,727, as compared to current and total assets of $321, consisting solely of cash and a working capital deficit of $2,396,017 as of December 31, 2013. Net stockholders'

deficit in the Company was $2,341,727 at December 31, 2014, as compared to a net stockholder’s deficit in the Company of $2,396,017 at December 31, 2013.

Cash Used in Operating Activities

Net cash flow used in operating activities for the year ended December 31, 2014  was $28,045 as compared to $27,140 for the year ended December 31, 2013, which differences reflect the comparative decrease in general and administrative expenses and changes in working capital in the current year.  Net cash flow used in operating activities in the prior year can also be primarily attributed to general and administrative expenses, and changes in working capital.  General and administrative expenses include but are not limited to, personnel costs, accounting fees, consulting expenses, and professional fees,

accounts payable and accrued expenses  while changes in working capital include accounts payable and amounts due to related parties.

We expect to continue to use net cash flow in operating activities over the next twelve months or until such time as the Company can generate sufficient revenue to transition  to providing net cash flow from operations.

Cash Used in Investing Activities

We do expect to use net cash flow in investing activities in connection with the development or acquisition of a suitable business opportunity.  Until such time as such unidentified opportunity is concluded, we do not expect to use net cash flows in investing activities.

Cash Flows from Financing Activities

Net cash flow provided by financing activities for the year ended December 31, 2014, increased to

$29,600 as compared to $26,207 for the year ended December 31, 2013. The increase in net cash flow provided from financing activities over the comparative  annual periods can be attributed to the increase in unsecured loan amounts procured from  stockholders.

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

Company’s shareholders are the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and the Company has no agreement formal or otherwise. The Company’s inability to  obtain sufficient funding to maintain operations will have a material adverse affect on its ability to fulfill its current plan of operation.

The Company does not intend to pay cash dividends in the foreseeable future.

The Company had no lines of credit or other bank financing arrangements as of  December 31, 2014.

The Company had no commitments for future capital expenditures that were material at  December 31,

2014.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off-Balance Sheet Arrangements

As of December 31, 2014, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition,

revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Future Financings

We anticipate continuing to rely on debt or equity sales of our shares of common stock in order to continue to fund our business operations. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our plan of operations.

Critical Accounting Policies

In Note 2 to the audited consolidated financial statements for the years ended  December 31, 2014  and

2013, included in our Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position.  The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the

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

Going Concern

The Company’s auditors have expressed an opinion as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $23,520,139 since  inception  and  negative  cash flows from operating  activities  as of December 31, 2014.  The Company’s ability to continue as a going concern is subject to the ability of the Company to obtain funding from outside sources.  Management’s plan to address the Company’s ability to continue as a going concern includes  obtaining funding from the private placement of equity or through debt financing.  Management believes that it will be able to obtain funding to allow the Company to remain a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful.

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited consolidated financial statements for the year ended  December 31, 2014, as set forth below,

are included with this Annual Report on Form 10-K. Our audited consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States and are expressed in U.S. dollars.

PAGE

Auditors’ Report

Consolidated Balance Sheets, December 31, 2014 and 2013

F-2

Consolidated Statements of Operations  and comprehensive loss for the years  ended December 31, 2014 and

F-3

2013

Consolidated Statements of Cash Flows  for the years  ended  December 31, 2014 and 2013

F-4

Consolidated Statements of Changes in Stockholders’ Deficiency for the years ended December 31, 2014 and

F-5

2013

Notes to Consolidated Financial Statements

F-6

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

Arvana, Inc.

We have audited the accompanying consolidated financial statements of Arvana, Inc. (the “Company”), which comprise the consolidated balance sheets as ofDecember 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficiency, and cash flows for the years ended December 31, 2014, and 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arvana, Inc. as ofDecember 31, 2014 and 2013, and the results of its operations and its cash flows for the years ended December 31, 2014, and 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Arvana, Inc. will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency.  These matters, along with the other matters set forth in Note 1, indicate the existence of material uncertainties that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DAVIDSON &  COMPANY”

“DAVIDSON  & COMPANY LLP”

Vancouver, Canada

Chartered Accountants

April 10, 2015

1

Arvana Inc. and Subsidiaries

Consolidated Balance Sheets

(Expressed in US Dollars)

December 31,

December 31,

2014

2013

ASSETS

Current assets:

Cash

$

1,876

$

321

Total assets

$

1,876

$

321

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities

Accounts payable and accrued liabilities

$     1,041,503

$

1,056,941

Loans payable to stockholders (Note 3)

647,702

666,511

Loans payable to related party (Note 3)

32,791

34,950

Loans payable (Note 3)

148,620

144,402

Amounts due to related parties (Note 3)

472,987

493,534

Total current liabilities

2,343,603

2,396,338

Stockholders' deficiency

Common stock, $0.001 par value 5,000,000 authorized,

885,130 shares issued and outstanding at

December 31, 2014  and 2013, respectively (Note 4)

885

885

Additional paid-in capital

21,166,619

21,166,619

Deficit

(23,505,895)

(23,560,185)

(2,338,391)

(2,392,681)

Less: Treasury stock – 2,085 common shares at

December 31, 2014  and 2013, respectively

(3,336)

(3,336)

  Total stockholders’ deficiency

(2,341,727)

(2,396,017)

$

1,876

$

321

The accompanying notes are an integral part of these consolidated financial statements.

Arvana Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Expressed in US Dollars)

For the years ended

December 31,

2014

2013

Operating expenses

General and administrative

$

23,934      $

19,864

Management fees (Note 7)

-

34,220

Professional fees

16,720

14,985

Total operating expenses

40,654

69,069

Loss from operations

(40,654)

(69,069)

Interest expense

(50,390)

(49,465)

Foreign exchange gain

145,334

27,344

Net income (loss) and comprehensive

income (loss)

$

54,290     $

(91,190)

Per common share information – basic and

diluted:

Weighted average shares outstanding

885,130

885,130

Net income (loss) per common share –

basic and diluted

$

0.06

$

(0.10)

The accompanying notes are an integral part of these consolidated financial statements.

Arvana Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

For the years ended

December 31,

2014

2013

Cash flows from operating activities

Net income (loss)

$

54,290

$

(91,190)

Items not involving cash:

Unrealized foreign exchange

(140,831)

(26,043)

Changes in non-cash working capital:

Accounts payable and accrued liabilities

56,528

54,834

Amounts due to related parties

1,968

35,259

Net cash used in operations

(28,045)

(27,140)

Cash flows from investing activities

Net cash used in investing activities

-

-

Cash flows from financing activities

Proceeds of loans payable stockholders

29,600

26,207

Net cash provided by financing activities

29,600

26,207

Increase (decrease) in cash

1,555

(933)

Cash , beginning of  year

321

1,254

Cash, end of year

$

1,876

$

321

Supplementary information

Cash paid for interest

$

-

$

-

Cash paid for income taxes paid

$

-

$

-

There were no non-cash investing or financing transactions for the years ended  December 31, 2014  and

2013.

The accompanying notes are an integral part of these consolidated financial statements.

Arvana Inc. and Subsidiaries

Consolidated Statements of Stockholders' Deficiency

(Expressed in US Dollars)

Total

Common Shares

Additional Paid-

Treasury

Stockholders’

Shares

Amount

in Capital

Deficit

Shares

Amount

(Deficiency)

Balance December

31, 2012

885,130     $

885     $

21,166,619

$

(23,468,995)

(2,085)     $

(3,336)     $

(2,304,827)

Net  loss for the year

ended December 31,

2013

(91,190)

(91,190)

Balance December

31, 2013

885,130

885

21,166,619

(23,560,185)

(2,085)

(3,336)

(2,396,017)

Net  income for the

year  ended

December 31, 2014

54,290

54,290

Balance December

31, 2014

885,130     $

885     $

21,166,619

$

(23,505,895)

(2,085)     $

(3,336)     $

(2,341,727)

The accompanying notes are an integral part of these consolidated financial statements.

Arvana Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2014 and 2013

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

to Arvana,  Inc. On September 30, 2010, the authorized capital stock was decreased to 5,000,000 common shares with a par value of $0.001 and effected  a reverse split of one share for every twenty shares outstanding.

These consolidated financial statements for the year ended  December 31, 2014  include the accounts of the

Company and its subsidiary Arvana Networks  Inc. (including its wholly-owned subsidiaries,  Arvana

Participaçōes S.A.  (“Arvana Par”) and Arvana Comunicações do Brasil S. A. (“Arvana Com”)). The

Company has ceased all operations in its subsidiary companies, and has written-off or disposed of all assets in the subsidiary companies, consequently same are all considered to be inactive subsidiaries.

The reporting currency and functional currency of the Company and its subsidiaries is the United States dollar (“US Dollar”) and the accompanying consolidated financial statements have been expressed in US

Dollars.

These consolidated financial statements have been prepared on a going concern basis,  which assumes the realization of assets and settlement of liabilities in the normal course of business.  For the year ended

December 31, 2014, the Company recognized net income from operations of $54,290. At December 31,

2014, the Company had a working capital deficiency of $2,341,727. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Accordingly, the Company will require continued financial support from its  stockholders and creditors until it is able to generate sufficient cash flow from operations on a sustained basis. There is substantial doubt that the Company will be successful at achieving these results. Failure to obtain the ongoing support of its shareholders and creditors may make the going concern basis of accounting inappropriate,

in which case the Company’s assets and liabilities would need to be recognized at their liquidation values.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might arise from this uncertainty.

Arvana Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2014 and 2013

(Expressed in U.S. Dollars)

2. Summary of Significant Accounting Policies

a) Basis of presentation

The Company is in the process of evaluating business opportunities and has minimal operating levels.

The Company’s fiscal year end is December 31. The accompanying consolidated financial statements of

Arvana,  Inc. for the years ended December 31, 2014 and 2013, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for financial information with the instructions to Form 10-K and Regulation S-K. Results are not necessarily indicative of results which may be achieved in the future.

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

Arvana Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2014 and 2013

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

The estimated  fair values of  the Company's financial instruments as of  December 31, 2014 and  December

31, 2013 follows:

December 31,

December 31,

2014

2013

Carrying

Fair

Carrying

Fair

Amount

Value

Amount

Value

Cash

$1,876

$1,876

$321

$321

Accounts payable and accrued liabilities

1,041,503

1,041,503

1,056,941

1,056,941

Loans payable to stockholders

647,702

647,702

666,511

666,511

Loans payable to related party

32,791

32,791

34,950

34,950

Loans payable

148,620

148,620

144,402

144,402

Amounts due to related parties

472,987

472,987

493,534

493,534

The following table presents information about the assets that are measured at fair value on a recurring basis as of December 31, 2014, and indicates the fair value hierarchy of the valuation techniques the

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

1,876

$

1,876

$

—

$

—

The fair value of cash is determined through market, observable and corroborated sources.

Arvana Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2014 and 2013

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

k) Earnings (loss )per share

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the year. Diluted  earnings (loss) per share is computed using the weighted average number of common shares and potentially dilutive common stock equivalents, including stock options and warrants. There were no outstanding stock options or warrants as at December 31, 2014 and 2013.

l) Recent accounting pronouncements

In June 2014, the FASB released ASU 2014-10 — Accounting Standards Update 2014-10, Income Taxes

Topic 915: Elimination of Certain Financial Reporting Requirements, Including an Amendment to

Variable Interest Entities Guidance in Topic 810, Consolidation.  The amendments in this update eliminated the concept of a development stage entity (DSE) from US GAAP. This change rescinds financial reporting requirements that have historically applied to DSEs such as labeling financial statements as those of a DSE, providing inception-to-date information in the statements of income, cash-

flows and shareholder equity and certain specific disclosures. This ASU has been early adopted by the

Company as of April 1, 2014 and therefore for the year ended December 31, 2014. Early adoption is permitted for all financial statements that have not been issued or made available for issuance.

Arvana Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2014 and 2013

(Expressed in U.S. Dollars)

3. Amounts Due to Related Parties and Loans Payable to Stockholders

From February, 2007, until December 31, 2014, the Company received a number of loans from stockholders, related parties and unrelated third parties.  As of  December 31, 2014, the Company had received loans of $647,702 (Euro 225,000; CAD 72,300; $313,107) (December 31, 2013  - $666,511:

Euro 225,000; CAD 72,300; $288,507) from stockholders, loans of $32,791 (CAD 27,600; $9,000)

(December 31, 2013 – $34,950: CAD 27,600; $9,000) from a related party and loans of $148,620 (CAD

10,000; $ 140,000) (December 31, 2013 – $144,402: CAD 10,000; $135,000) from unrelated third parties.

All of the loans bear interest at 6% per annum.  The loans were made in 3 different currencies, Euros,

Canadian Dollars and US Dollars.  All amounts reflected  in these consolidated financial statements are expressed in US Dollars.  Repayment of the loans is due on closing of any future financing arrangement by the Company.  The balance of accrued interest of $317,295 and $268,271 is included in accounts payable and accrued expenses at December 31, 2014, and December 31, 2013, respectively.  Interest expense recognized on these loans was $50,390 for the year ended December 31, 2014, compared to

$49,465 for the year ended December 31, 2013.

At December 31, 2014, and December 31, 2013, the Company had amounts due to related parties of

$647,765 and $684,169, respectively.  This amount includes $136,100 at  December 31, 2014, and

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

At December 31, 2014  and December 31, 2013, there were no stock options outstanding.  No options were granted, exercised or expired during the year ended  December 31, 2014 or the year ended December

31, 2013.

Arvana Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2014 and 2013

(Expressed in U.S. Dollars)

5. Segmented Information

The Company has no reportable segments.

6. Deferred  Income Taxes

Income tax benefits attributable to losses from operations in the United States of America was $Nil for the years ended December 31, 2014 and 2013, and differed from the amounts computed by applying the

United States of America federal income tax rate of 34 percent to pretax losses from operations as a result of the following:

2014

2013

Income (loss) for the year before income taxes

$

54,290    $

(91,190)

Computed expected tax benefit

$

18,459    $

(31,005)

Non-deductible expenses

(49,414)

(9,297)

Change in valuation allowance

30,955

40,302

Income tax expense

$

-    $

-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2014  and 2013 are presented below:

2014

2013

Deferred tax assets:

Net operating loss carry forwards - US

$

788,194  $

757,240

Valuation allowance

(788,194)

(757,240)

Net deferred tax asset

$

-  $

-

The valuation allowance for deferred tax assets as of  December 31, 2014, and 2013, was $788,194 and

$757,240, respectively.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers the scheduled reversal of deferred tax liabilities, projected future  taxable income,

and tax planning strategies in assessing the realizability of deferred tax assets.  In order to fully realize the deferred tax asset attributable to net operating loss carryforwards, the Company will need to generate future taxable income of  approximately $2,300,000 (2013 - $2,200,000) prior to the expiration of the net operating loss carry-forwards.

Arvana Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2014 and 2013

(Expressed in U.S. Dollars)

7. Related Party Transactions

Other than amounts payable to related parties as disclosed below and in Note 3,  the Company also incurred directors’ fees of $1,600 (2013 - $800) and consulting fees of $7,138 (2013 - $5,913) paid to a company controlled by our chief executive officer during the year ended December 31, 2014.

During the year ended December 31, 2014, the Company did not incur any management fees (2013  -

$34,220).

Our former chief executive officer and  former director entered into a consulting arrangement on a month to month basis that provided for a monthly fee of CAD 5,000. These amounts have been accrued and are currently unpaid. This consulting arrangement ended on May 24, 2013. As of  December 31, 2014 our former chief executive officer was owed $72,158 (CAD 83,710) for services rendered as an officer,

compared to $78,704 (CAD 83,710) as at December 31, 2013. The amounts owing for past services have been included in the total payable of $186,011 detailed below.

Our former chief financial officer and former director had entered into a consulting agreement on a month to month basis that provides for a monthly fee of $2,000. These amounts have been accrued and are currently unpaid. This consulting arrangement ended on June 14, 2013. As of December 31, 2014  and

2013 our former chief financial officer was owed $58,870 for services rendered as an officer.

Our former chief executive officer and  former director entered into a debt assignment agreement effective

January 1, 2012, with a corporation with a former director in common and thereby assigned  $174,779

(CAD 202,759) of unpaid amounts payable.

Our former chief executive officer and  former director entered into a debt assignment agreement effective

January 1, 2012, with an unrelated third party and thereby assigned $53,357 of unpaid amounts payable and $100,000 of unpaid loans.

Our former chief executive officer and  former director is owed $186,011 for unsecured non-interest bearing amounts due on demand loaned to the Company as of  December 31, 2014, compared to $199,481 as of December 31, 2013.

Our former chief executive officer and  former director is owed $32,791 for unsecured amounts bearing

6% interest due on demand loaned to the Company as of  December 31, 2014, compared to $34,950 as of

December 31, 2013.

Our other former officers are owed a total of $92,006 for their prior services rendered as officers as at

December 31, 2014, compared to $99,083 as of December 31, 2013.

A director of the Company is owed $60,000 as of December 31, 2014 and December 31, 2013 for

services rendered as a director during 2007. Two former directors of the Company are owed  $76,100 as of

December 31, 2014  and December 31, 2013 for services rendered as directors during 2007.

Arvana Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2014 and 2013

(Expressed in U.S. Dollars)

8. Subsequent Events

The Company evaluated its December 31, 2014  financial statements for subsequent events through the date the financial statements were issued.  The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of  December 31, 2014.

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

The Company’s management conducted an assessment of the effectiveness  of our internal control over financial reporting as of  December 31, 2014, based on criteria established in Internal Control – Integrated

Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission  (1992),

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

The aforementioned material weaknesses were identified by our chief executive officer  and chief financial officer in connection with his review of our financial statements as of  December 31, 2014.

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

Changes in internal control over financial reporting

During the year ended December 31, 2014, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

9B.

OTHER INFORMATION

Not applicable.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of the

Company:

Name

Age

Position

Sir John Baring

67

Chairman of the Board of Directors

Ruairidh Campbell

51

Chief Executive Officer, Chief Financial Officer,

Principal Accounting Officer and Director

Shawn Teigen

42

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

The Company has concluded that Sir John should  continue to serve as a director due to the breadth of his business experience.

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

January 2015.

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

Code of Ethics

We have adopted a Code of Ethics that applies to all  the Company’s directors, officers and employees. A copy of our Code of Ethics was incorporated by reference in our previously filed  on Form 10-KSB for the year ended December 31, 2006 as an exhibit.

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

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended December 31, 2014 all such filing requirements applicable to our officers and directors were met.

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

Executive compensation paid to  a company controlled by our current chief executive officer and chief financial officer for the periods ended  December 31, 2014, and December 31, 2013, were $7,138 and

$5,913 respectively. The increase in compensation over the current annual period is that it reflects a full year of engagement as compared to the part year of compensation related to our chief executive officer’s appointment date in the prior annual period.

Executive compensation accrued to our former chief executive officer for the periods ended  December

31, 2014, and December 31, 2013  were $nil and $23,350 respectively. Executive compensation accrued to our former chief financial officer for the periods ended  December 31, 2014  and December 31, 2013 were

$nil and $10,870 respectively. During the year ended December 31, 2014 the Company incurred directors fees of $1,600 (2013  - $800).

Table

The following table provides summary information for  2014 and 2013 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and the chief financial officer and (ii) any other employee to receive compensation in excess of $100,000.

Summary Compensation Table

Name and

Year      Salary      Bonus

Stock

Option

Non-Equity

Change in Pension

All Other

Total

Principal

Awards      Awards

Incentive Plan

Value and

Compensation

Position

($)

($)

Compensation

Nonqualified

($)

($)

($)

Deferred

($)

($)

Compensation($)

Ruairidh

2014

-

-

-

-

-

-

7,138

7,138

Campbell

CEO, CFO,

2013

-

-

-

-

-

-

5,913

5,913

PAO, and

Director (1)

Zahir

2014

-

-

-

-

-

-

-

-

Dhanani,

former CEO

2013     23,350

-

-

-

-

-

-

23,350

and Director

(2)

Arnold Tinter,    2014

-

-

-

-

-

-

-

-

former CFO,

PAO and

2013     10,870

-

-

-

-

-

-

10,870

Director (3)

(1)    Mr. Campbell  was appointed CEO and director on May 24, 2013 and chief financial officer and principal accounting officer on June 25, 2013.

(2)    Mr. Dhanni resigned as CEO and a director on May 24, 2013.

(3)    Mr. Tinter resigned as CFO, PAO and a director on June 14, 2013.

Outstanding Equity Awards as of  December 31, 2014

There were no outstanding equity awards as of  December 31, 2014 for our named executive officer.

No share purchase options were granted to our named executive officer during our fiscal year ended

December 31, 2014.

Long-Term Incentive Plans

We do not have any long-term incentive plans, pension plans, or similar compensatory plans for our directors or executive officers.

Change of Control Agreements

We are not party to any change of control agreements with any of our directors or executive officers.

Compensation of Directors

The following table summarizes the compensation of our  Company directors for the year ended

December 31, 2014:

Fees

Non-qualified

Earned or

Non- Equity

Deferred

Paid in

Stock

Option

Incentive Plan     Compensation

All Other

Cash

Awards      Awards

Compensation

Earnings

Compensation

Total

Name

($)

($)

($)

($)

($)

($)

($)

Sir John Baring

800

-

-

-

-

-

800

Shawn Teigen

800

-

-

-

-

-

800

Ruairidh Campbell

-

-

-

-

-

-

-

Employment Agreements

There are no employment agreements with the named executive officer.

ITEM 12.

SECURITY OWNERSHIP  OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially (1) as at December 31, 2014 by: (i) each of our directors, (ii) each of our executive officers, (iii) our executive officers and directors as a group, and (iv) each beneficial shareholder known to us to own more than 5% of our outstanding common stock. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Name and Address

Number of Common

Percentage of

Title of Class

of Beneficial Owner

Shares

Common Shares(1)

Directors and Officers

Common Stock

Ruairidh Campbell, CEO, CFO, PAO and director

299 S. Main Street, 13th Floor,

-

-

Salt Lake City, Utah  84111

Common Stock

Shawn Teigen, director

299 S. Main Street, 13th Floor,

-

-

Salt Lake City, Utah  84111

Common Stock

Sir John Baring, director

299 S. Main Street, 13th Floor,

14,625

1.6%

Salt Lake City, Utah  84111

Common Stock

All Directors and Executive

14,625

1.6%

Officers as a Group (3 persons)

5%  Shareholders

Common Stock

Ours Blanc Corp

47,500

5.4%

Avenida Manuel Maria Icaza

Panama 1169

Common Stock

Nazleal SA

46,875

5.3%

Talstrasse 20

CH-8001 Zurich

Switzerland

Common Stock

SV Commercial SA BVI

46,875

5.3%

Talstrasse 20

CH 8001 Zurich, Switzerland

(1)

Under Commission Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly,

through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power,  which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power  to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose  of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares  outstanding is deemed to include the amount  of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does  not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 31, 2014. The percentage calculations are based on the aggregate of 885,130 shares issued and outstanding as at  December 31, 2014.

Change of Control

We are not aware of any arrangement that might result in a change in control in the future.

Equity Compensation Plan Information as at  December 31, 2014

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

5605(a)(2)).  The NASDAQ independence definition includes a series of objective tests, such as that the director is not an employee of the company and has not engaged in various types of business dealings with the company. The Company has two independent directors under the above definition.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth information regarding the amount billed to us by our independent auditor,

Davidson & Company, LLP, for our fiscal years ended December 31, 2014  and 2013:

Years ended December 31

2014

2013

Audit Fees:

$10,000

$10,000

Audit Related Fees:

$ 4,820

$ 3,485

Tax Fees:

$

-

$

-

All Other Fees:

$

-

$

-

Total:

$14,820

$13,485

Audit Fees

Audit Fees are the aggregate fees billed by our independent auditor for the audit of our consolidated annual financial statements and attestation services that are provided in connection with statutory and regulatory filings or engagements.

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

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary  Data,” pages

F-1 through F-12, and are included as part of this Form 10-K:

Consolidated financial Statements of the Company for the years ended December 31, 2014 and 2013:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Loss

Consolidated Statement of Stockholders’ Deficiency

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

Date:  April 10, 2015

Pursuant to the requirements of  the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     /s/ Ruairidh Campbell

Ruairidh Campbell, Chief Executive Officer,

Chief Financial Officer, Principal Accounting

Officer and Director

Date:  April 10, 2015

By:     /s/ John Baring

Sir John Baring

Director

Date:  April 10, 2015

By:     /s/ Shawn Teigen

Shawn Teigen

Director

Date:  April 10, 2015

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