Form 10-Q
period 2015-06-30
ARVANA INC
filed 2015-08-17
CIK 1113313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑   Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the

quarterly period ended June 30, 2015.

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

Large accelerated filer

-acceAlecrcaetleedraftieledrfiler    Non

☑   Smaller reporting

Indicate  by  check  mark  whether  the  registrant  is  a  shell  company  (as  defined  in  Rule  12b-2  of  the

Exchange Act). Yes ☑    No 

Indicate  the  number  of  shares  outstanding  of  each  of  the  registrant’s  classes  of  common  stock,  as  of  the latest  practicable  date.  The  number  of  shares  outstanding  of  the  registrant’s  common  stock,  $0.001  par value (the only class of voting stock), at August 14, 2015, was 885,130.

TABLE OF CONTENTS

TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

Item1.

Financial Statements

3

Item 2.

Management’s Discussion and Analysis of Financial Condition and

12

Results of  Operations

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

16

Item 4.

Controls and Procedures

17

PART II OTHER INFORMATION

Item 1.

Legal Proceedings

18

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

18

Item 3.

Management's Discussion and  Analysis of Financial Condition and

18

Results of  Operations

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

2015

2014

ASSETS

Current assets:

Cash

$

4,165

$

1,876

Total assets

$

4,165

$

1,876

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities

Accounts payable and accrued liabilities

$

1,020,132

$

1,041,503

Loans payable to  stockholders (Note 3)

631,910

647,702

Loans payable to a related party (Note 3)

31,097

32,791

Loans payable (Note 3)

148,006

148,620

Amounts due to related parties (Note 3)

456,141

472,987

Total current liabilities

2,287,286

2,343,603

Stockholders' deficiency

Common stock, $0.001 par value 5,000,000 authorized,

885,130 shares issued and outstanding at

June 30, 2015 and December 31, 2014  (Note 4)

885

885

Additional paid-in capital

21,166,619

21,166,619

Deficit

(23,447,289)

(23,505,895)

(2,279,785)

(2,338,391)

Less: Treasury stock – 2,085 common shares at

June 30, 2015 and December 31, 2014

(3,336)

(3,336)

Total stockholders’ deficiency

(2,283,121)

(2,341,727)

$

4,165

$

1,876

The accompanying notes are an integral part of these condensed consolidated financial statements.

Arvana Inc.

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2015 and 2014

(Unaudited)

Three Months Ended

Six Months Ended

June 30,

June 30,

2015

2014

2015

2014

Operating expenses

General and administrative

$

5,230      $

6,429

$

11,132

9,453

Professional fees

1,730

4,500

3,230

7,368

Total operating expenses

6,960

10,929

14,362

16,821

Loss from operations

(6,960)

(10,929)

(14,362)

(16,821)

Interest expense

(12,165)

(12,826)

(24,067)

(25,468)

Foreign exchange gain (loss)

(31,661)

(20,282)

97,035

7,235

Net income (loss) and

comprehensive income (loss)

$

(50,786)     $

(44,037)

$

58,606    $

(35,054)

Per common share information – basic

and diluted:

Weighted average shares outstanding

885,130

885,130

885,130

885,130

Net income (loss) per

common share – basic and

diluted

$

(0.06)    $

(0.05)

$

0.07    $

(0.04)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Arvana Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Expressed in US Dollars)

Six Months Ended

June 30,

2015

2014

Cash flows from (used in) operating activities

Net income (loss)

$

58,606

$

(35,054)

Item not involving cash:

Unrealized foreign exchange gain

(97,195)

(4,898)

Changes in non-cash working capital:

Accounts payable and accrued liabilities

29,945

20,825

Amounts due to related parties

933

1,046

Net cash used in operations

(7,711)

(18,081)

Cash flows from investing activities

Net cash used in investing activities

-

-

Cash flows from financing activities

Proceeds of loans payable to stockholders

10,000

19,400

Net cash provided by financing activities

10,000

19,400

Increase in cash

2,289

1,319

Cash , beginning of period

1,876

321

Cash, end of period

$

4,165

$

1,640

There were no non-cash investing and financing transactions for the six month periods ended June 30,

2015 and 2014.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Arvana Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2015

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

These condensed consolidated financial statements for the six month period ended June 30, 2015 include the accounts of the Company and its subsidiary Arvana Networks Inc. (including its wholly-owned subsidiaries, Arvana Participaçōes S.A.  (“Arvana Par”) and Arvana Comunicações do Brasil S. A.

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

These condensed consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. For the six month period ended June 30, 2015, the Company recognized net income of $58,606 as a result of foreign exchange gains.  At June 30, 2015, the Company had a working capital deficiency of $2,283,121. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

June 30, 2015

(Unaudited)

(Expressed in U.S. Dollars)

2. Summary of Significant Accounting Policies

Basis of presentation

The Company is in the process of evaluating business opportunities and has minimal operating levels.

The Company’s fiscal year end is December 31. The accompanying condensed interim consolidated financial statements of Arvana, Inc. for the six  months ended June 30, 2015 and  2014, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for financial information with the instructions to Form 10-Q and Regulation S-X. Results are not necessarily indicative of results which may be achieved in the future. Although they are unaudited, in the opinion of management, they include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Results are not necessarily indicative of results which may be achieved in the future. The condensed consolidated interim financial statements and notes appearing in this report should be read in conjunction with our consolidated audited financial statements and related notes thereto, together with

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

June 30, 2015

(Unaudited)

(Expressed in U.S. Dollars)

2. Summary of Significant Accounting Policies (continued)

Financial instruments (continued)

The estimated fair values of the Company's financial instruments as of June 30, 2015 and December 31,

2014 are as follows:

June 30,

December 31,

2015

2014

Carrying

Fair

Carrying

Fair

Amount

Value

Amount

Value

Cash

$4,165

$4,165

$1,876

$1,876

Accounts payable and accrued liabilities

1,020,132

1,020,132

1,041,503

1,041,503

Loans payable to stockholders

631,910

631,910

647,702

647,702

Loans payable to a related party

31,097

31,097

32,791

32,791

Loans payable

148,006

148,006

148,620

148,620

Amounts due to related parties

456,141

456,141

472,987

472,987

The  following  table  presents  information  about  the  assets  that  are  measured  at  fair  value  on  a  recurring basis  as  of  June  30,  2015,  and  indicates  the  fair  value  hierarchy  of  the  valuation  techniques  the  Company utilized  to  determine  such  fair  value.  In  general,  fair  values  determined  by  Level  1  inputs  utilize  quoted prices  (unadjusted)  in  active  markets  for  identical  assets.  Fair  values  determined  by  Level  2  inputs  utilize

data   points   that   are   observable   such   as   quoted   prices,   interest   rates   and   yield   curves.   Fair   values

determined  by  Level  3  inputs  are  unobservable  data  points  for  the  asset  or  liability,   and   included

situations where there is little, if any, market activity for the asset:

Quoted

Significant

Prices

Other

Significant

in Active

Observable

Unobservable

June 30,

Markets

Inputs

Inputs

2015

(Level 1)

(Level 2)

(Level 3)

Assets:

Cash

$

4,165

$

4,165

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

June 30, 2015

(Unaudited)

(Expressed in U.S. Dollars)

3. Amounts Due to Related Parties and Loans Payable to Stockholders

From February, 2007, until June 30, 2015, the Company received a number of loans from stockholders,

related parties and unrelated third parties.  As of June 30, 2015, the Company had received loans of

$631,910 (Euro 225,000; CAD$ 72,300; $323,107) (December 31, 2014 - $647,702: Euro 225,000;

CAD$  72,300; $313,107) from stockholders, loans of $31,097 (CAD$ 27,600; $9,000) (December 31,

2014 – $32,791: CAD$ 27,600; $9,000) from a related party and loans of $148,006 (CAD$ 10,000; $

140,000) (December 31, 2014 – $ 148,620: CAD$  10,000; $140,000) from unrelated third parties. All of the loans bear interest at 6% per annum.  The loans were made in 3 different currencies, Euros, Canadian

Dollars and US Dollars.  All amounts reflected on these condensed consolidated financial statements are expressed in US Dollars.  Repayment of the loans is due on closing of any future financing arrangement by the Company.  The balance of accrued interest of $312,718 and $317,295 is included in accounts payable and accrued liabilities at June 30, 2015, and December 31, 2014, respectively.  Interest expense recognized on these loans was $12,165 and $24,067 for the three and six months ended June 30, 2015,

respectively, compared to $12,826 and $25,468 for the three and six months ended  June 30, 2014,

respectively.

At June 30, 2015, and December 31, 2014, the Company had amounts due to related parties of $456,141 and $472,987 respectively.  This amount includes $136,100 at June 30, 2015, and December 31, 2014,

payable to two former directors and a current director for services rendered during 2007. This amount is to be paid part in cash and part in stock at a future date with the number of common shares determined by the fair value of the shares on the settlement date. The amounts owing bear no interest, are unsecured, and have no fixed terms of repayment.

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

At June 30, 2015 and December 31, 2014, there were no stock options outstanding.  No options were granted, exercised or expired during the six month period ended June 30, 2015 or the year ended

December 31, 2014.

5. Segmented Information

The Company has no reportable segments.

Arvana Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(Unaudited)

(Expressed in U.S. Dollars)

6. Related Party Transactions

Other than amounts payable to related parties as disclosed below and in Note 3, the Company also incurred consulting fees of $4,756 (2014 - $4,138) paid to a company controlled by our chief executive officer during the six month period ended June 30, 2015.

Our former chief executive officer and former director entered into a consulting arrangement on a month to month basis that provided for a monthly fee of CAD$ 5,000. These amounts have been accrued and are currently unpaid. This consulting arrangement ended on May 24, 2013. As of June 30, 2015 our former chief executive officer was owed $67,018 (CAD$ 83,710) for services rendered as an officer, compared to

$72,158 (CAD$ 83,710) as at December 31, 2014. The amounts owing for past services have been included in the total payable of $174,722 detailed below.

Our former chief financial officer and former director had entered into a consulting agreement on a month to month basis that provides for a monthly fee of $2,000. These amounts have been accrued and are currently unpaid. This consulting arrangement ended on June 14, 2013. As of June 30, 2015 and

December 31, 2014 our former chief financial officer was owed $58,870 for services rendered as an officer.

Our former chief executive officer and former director entered into a debt assignment agreement effective

January 1, 2012, with a corporation with a former director in common and thereby assigned $162,329

(CAD$  202,759) of unpaid amounts payable.

Our former chief executive officer and former director entered into a debt assignment agreement effective

January 1, 2012, with an unrelated third party and thereby assigned $53,357 of unpaid amounts payable and $100,000 of unpaid loans.

Our former chief executive officer and former director is owed $174,722 for unsecured non-interest bearing amounts due on demand loaned to the Company as of June 30, 2015, compared to $186,011 as of

December 31, 2014.

Our former chief executive officer and former director is owed $31,097 for unsecured amounts bearing

6% interest due on demand loaned to the Company as of June 30, 2015, compared to $32,791 as of

December 31, 2014.

Our other former officers are owed a total of $86,449 for their prior services rendered as officers as at

June 30, 2015, compared to $92,006 as of December 31, 2014.

A director of the Company is owed $60,000 as of June 30, 2015 and December 31, 2014 for services rendered as a director during 2007. Two former directors of the Company are owed $76,100 as of June

30, 2015 and December 31, 2014 for services rendered as directors during 2007.

7. Subsequent Events

The Company evaluated its June 30, 2015, financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three and six months ended June 30, 2015 and June 30, 2014.

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

Results of Operations

During the six months ended June 30, 2015, the Company (i) sought out prospective business opportunities; and (ii) satisfied continuous public disclosure requirements.

Our operations for the three and six months ended June 30, 2015 and 2014 are summarized below.

Three months

Three months

Six months

Six months

Ended

Ended

Ended

Ended

June 30, 2015

June 30, 2014

June 30, 2015

June 30, 2014

Expenses:

General and administration

($5,230)

($6,429)

($11,132)

($9,453)

Professional fees

(1,730)

(4,500)

(3,230)

(7,368)

Interest

(12,165)

(12,826)

(24,067)

(25,468)

Foreign exchange gain (loss)

(31,661)

(20,282)

97,035

7,235

Net income (loss) and

comprehensive income (loss) for

the period

($50,786)

($44,037)

$58,606

($35,054)

Net Income (loss)

Net loss for the three months ended June 30, 2015 was $50,786 as compared to net loss of $44,037 for the three months ended June 30, 2014. The recognition of net loss over the three month periods ended June

30, 2015, and June 30, 2014, can be attributed to general and administrative expenses, professional fees,

interest expense and foreign exchange loss.

Net income for the six  months ended June 30, 2015 was $58,606 as compared to net loss of $35,054 for the six months ended June 30, 2014. The recognition of net income over the six month period ended June

30, 2015, can be attributed to the gain on unrealized foreign exchange. The gain on unrealized foreign exchange is due to a drop in the value of foreign currencies against the US dollar,  which decrease has positively impacted the cost of those expenses that are payable in foreign currencies.

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

The Company had current and total assets of $4,165 as of June 30, 2015, consisting solely of cash and a working capital deficit of $2,283,121, as compared to current and total assets of $1,876, consisting solely of cash and a working capital deficit of $2,341,727 as of December 31, 2014. Net stockholders' deficiency in the Company was $2,283,121 at June 30, 2015, as compared to a net stockholder’s deficiency in the

Company of $2,341,727 at December 31, 2014.

Cash Used in Operating Activities

Net cash flow used in operating activities for the six month period ended June 30, 2015 was $7,711 as compared to $18,081 for the six month period ended June 30, 2014, which differences reflect the comparative changes in unrealized foreign exchange and changes in working capital in the current period.

Net cash flow used in operating activities in the prior period can also be primarily attributed to general and administrative expenses, and changes in working capital.  General and administrative expenses include but are not limited to, personnel costs,  accounting fees and consulting expenses while changes in working capital include accounts payable and amounts due to related parties.

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

Cash Flows from Financing Activities

Cash flow provided by financing activities for the six  months ended June 30, 2015, decreased to

$10,000 as compared to $19,400 for the six months ended June 30, 2014. The decrease in cash flow provided from financing activities over the comparative six month periods can be attributed to the decrease in unsecured loan amounts procured from stockholders.

We expect to continue to use cash flows provided by financing activities to procure sufficient funds to maintain operations in order to seek out suitable business opportunities.

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

The Company had no lines of credit or other bank financing arrangements as of June 30, 2015.

The Company had no commitments for future capital expenditures that were material at June 30, 2015.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off-Balance Sheet Arrangements

As of June 30, 2015, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition,

revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

Going Concern

The Company’s auditors have expressed an opinion as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $23,447,289  since  inception  and  negative  cash flows from  operating  activities as of June 30, 2015.  The Company’s ability to continue as a going concern is subject to the ability of the Company to obtain funding from outside sources.  Management’s plan to address the Company’s ability to continue as a going concern includes obtaining funding from the private placement of equity or through debt financing.  Management believes that it will be able to obtain funding to allow the Company to remain a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful.

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

Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June

30, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2015, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date:  August 14, 2015

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