Form 10-Q
period 2015-09-30
ARVANA INC
filed 2015-11-13
CIK 1113313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)



☑   Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the

quarterly period ended September 30, 2015.

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

Large accelerated filer ☐Accelerated filer ☐Non-accelerated filer ☐Smaller reporting company ☑

Indicate  by  check  mark  whether  the  registrant  is  a  shell  company  (as  defined  in  Rule  12b-2  of  the

Exchange Act). Yes ☑    No ☐

Indicate  the  number  of  shares  outstanding  of  each  of  the  registrant’s  classes  of  common  stock,  as  of  the latest  practicable  date.  The  number  of  shares  outstanding  of  the  registrant’s  common  stock,  $0.001  par value (the only class of voting stock), at November 13, 2015, was 885,130.

TABLE OF CONTENTS

TABLE OF CONTENTS

PART I

Item1.

Financial Statements

3

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of

13

Operations

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

17

Item 4.

Controls and Procedures

18

PART II

Item 1.

Legal Proceedings

19

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

19

Item 3.

Management's Discussion and Analysis of Financial Condition and Results of

19

Operations

Item 4.

Mine Safety Disclosures

19

Item 5.

Other Information

19

Item 6.

Exhibit

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

2015

2014

ASSETS

Current assets:

Cash

$

2,165

$

1,876

Total assets

$

2,165

$

1,876

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities

Accounts payable and accrued liabilities

$

1,010,492

$

1,041,503

Loans payable to stockholders (Note 3)

628,427

647,702

Loans payable to a related party (Note 3)

29,680

32,791

Loans payable (Note 3)

147,493

148,620

Amounts due to related parties (Note 3)

441,689

472,987

Total current liabilities

2,257,781

2,343,603

Stockholders' deficiency

Common stock, $0.001 par value 5,000,000 authorized,

885,130 shares issued and outstanding at

September 30, 2015 and December 31, 2014 (Note 4)

885

885

Additional paid-in capital

21,166,619

21,166,619

Deficit

(23,419,784)

(23,505,895)

(2,252,280)

(2,338,391)

Less: Treasury stock – 2,085 common shares at

September 30, 2015 and December 31, 2014

(3,336)

(3,336)

Total stockholders’ deficiency

(2,255,616)

(2,341,727)

$

2,165

$

1,876

The accompanying notes are an integral part of these condensed consolidated financial statements.

Arvana Inc.

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

Three Months Ended

Nine Months Ended

September 30,

September 30,

2015

2014

2015

2014

Operating expenses

General and administrative

$

2,926      $

4,050

$

9,302     $

13,503

Professional fees

5,066

4,960

13,052

12,328

Total operating expenses

7,991

9,010

22,353

25,831

Loss from operations

(7,991)

(9,010)

(22,353)

(25,831)

Interest expense

(12,084)

(12,536)

(36,151)

(38,004)

Foreign exchange gain

47,581

86,944

144,616

94,179

Net income and

comprehensive income

$

27,505

$

65,398

$

86,111    $

30,344

Per common share information – basic

and diluted:

Weighted average shares outstanding

885,130

885,130

885,130

885,130

Net income per common

share – basic and diluted

$

0.03    $

0.07

$

0.10    $

0.03

The accompanying notes are an integral part of these condensed consolidated financial statements.

Arvana Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Expressed in US Dollars)

Nine Months Ended

September 30,

2015

2014

Cash flows from (used in) operating activities

Net income

$

86,111

$

30,344

Item not involving cash:

Unrealized foreign exchange gain

(142,062)

(90,671)

Changes in non-cash working capital:

Accounts payable and accrued liabilities

44,904

34,594

Amounts due to related parties

1,336

1,514

Net cash used in operations

(9,711)

(24,219)

Cash flows from investing activities

Net cash used in investing activities

-

-

Cash flows from financing activities

Proceeds of loans payable to stockholders

10,000

24,600

Net cash provided by financing activities

10,000

24,600

Increase in cash

289

381

Cash , beginning of period

1,876

321

Cash, end of period

$

2,165

$

702

There were no non-cash investing and financing transactions for the nine month periods ended September

30, 2015 and 2014.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Arvana Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2015

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

These condensed consolidated financial statements for the nine month period ended September 30, 2015 include the accounts of the Company and its subsidiary Arvana Networks Inc. (including its wholly-

owned subsidiaries, Arvana Participaçōes S.A.  (“Arvana Par”) and Arvana Comunicações do Brasil S. A.

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

These condensed consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. For the nine month period ended September 30, 2015, the Company recognized net income of $86,111 as a result of foreign exchange gains. At September 30, 2015, the Company had a working capital deficiency of

$2,255,616. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

September 30, 2015

(Unaudited)

(Expressed in U.S. Dollars)

2. Summary of Significant Accounting Policies

Basis of presentation

The Company is in the process of evaluating business opportunities and has minimal operating levels.

The Company’s fiscal year end is December 31. The accompanying condensed interim consolidated financial statements of Arvana Inc. for the nine months ended September 30, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”)

for financial information with the instructions to Form 10-Q and Regulation S-X. Results are not

necessarily indicative of results which may be achieved in the future. Although they are unaudited, in the opinion of management, they include all adjustments, consisting only of normal recurring items,

necessary for a fair presentation. Results are not necessarily indicative of results which may be achieved in the future. The condensed consolidated interim financial statements and notes appearing in this report should be read in conjunction with our consolidated audited financial statements and related notes thereto,

together with Management’s Discussion and Analysis of Financial Condition and Results of Operations,

contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the Securities and Exchange Commission (the “SEC”) on April 10, 2015.

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

September 30, 2015

(Unaudited)

(Expressed in U.S. Dollars)

2. Summary of Significant Accounting Policies (continued)

Financial instruments (continued)

The estimated fair values of the Company's financial instruments as of September 30, 2015 and December

31, 2014 are as follows:

September 30,

December 31,

2015

2014

Carrying

Fair

Carrying

Fair

Amount

Value

Amount

Value

Cash

$2,165

$2,165

$1,876

$1,876

Accounts payable and accrued liabilities

1,010,492

1,010,492

1,041,503

1,041,503

Loans payable to stockholders

628,427

628,427

647,702

647,702

Loans payable to a related party

29,680

29,680

32,791

32,791

Loans payable

147,493

147,493

148,620

148,620

Amounts due to related parties

441,689

441,689

472,987

472,987

The  following  table  presents  information  about  the  assets  that  are  measured  at  fair  value  on  a  recurring basis  as  of  September  30,  2015,  and  indicates  the  fair  value  hierarchy  of  the  valuation  techniques  the

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

2,165

$

2,165

$

-

$

-

The fair value of cash is determined through market, observable and corroborated sources.

Arvana Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

(Expressed in U.S. Dollars)

2. Summary of Significant Accounting Policies (continued)

Recent accounting pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updates

(ASU) 2015-03 which requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability, consistent with the presentation of debt discounts.

Prior to the amendments, debt issuance costs were presented as a deferred charge (i.e., an asset) on the balance sheet. The ASU provides examples illustrating the balance sheet presentation of notes net of their related discounts and debt issuance costs. Further, the amendments require the amortization of debt issuance costs to be reported as interest expense. Similarly, debt issuance costs and any discount or premium are considered in the aggregate when determining the effective interest rate on the debt. The amendments to (ASU) 2015-03 are effective for the annual period ending after December 15, 2015, and for annual periods and interim periods thereafter. The amendments must be applied retrospectively. Early application is permitted.

In August 2014, the FASB issued Accounting Standards Updates (ASU) 2014-15 requiring an entity’s management to evaluate whether there are conditions or events, considered in aggregate, that raise substantial doubt about entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). The amendments to (ASU) 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

3. Amounts Due to Related Parties and Loans Payable to Stockholders

From February, 2007, until September 30, 2015, the Company received a number of loans from stockholders, related parties and unrelated third parties.  As of September 30, 2015, the Company had received loans of $628,427 (Euro 225,000; CAD$ 72,300; $323,107) (December 31, 2014 - $647,702:

Euro 225,000; CAD$ 72,300; $313,107) from stockholders, loans of $29,680 (CAD$ 27,600; $9,000)

(December 31, 2014 – $32,791: CAD$ 27,600; $9,000) from a related party and loans of $147,493

(CAD$ 10,000; $ 140,000) (December 31, 2014 – $ 148,620: CAD$ 10,000; $140,000) from unrelated third parties. All of the loans bear interest at 6% per annum.  The loans were made in 3 different currencies, Euros, Canadian Dollars and US Dollars.  All amounts reflected on these condensed consolidated financial statements are expressed in US Dollars.  Repayment of the loans is due on closing of any future financing arrangement by the Company.  The balance of accrued interest of $323,021 and

$317,295 is included in accounts payable and accrued liabilities at September 30, 2015, and December

31, 2014, respectively.  Interest expense recognized on these loans was $12,084 and $36,151 for the three and nine months ended September 30, 2015, respectively, compared to $12,536 and $38,004 for the three and nine months ended September 30, 2014, respectively.

At September 30, 2015, and December 31, 2014, the Company had amounts due to related parties of

$441,689 and $472,987 respectively.  This amount includes $136,100 at September 30, 2015, and

December 31, 2014, payable to two former directors and a current director for services rendered during

2007. This amount is to be paid part in cash and part in stock at a future date with the number of common shares determined by the fair value of the shares on the settlement date. The amounts owing bear no interest, are unsecured, and have no fixed terms of repayment.

Arvana Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

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

At September 30, 2015 and December 31, 2014, there were no stock options outstanding.  No options were granted, exercised or expired during the nine month period ended September 30, 2015 or the year ended December 31, 2014.

5. Segmented Information

The Company has no reportable segments.

Arvana Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

(Expressed in U.S. Dollars)

6. Related Party Transactions

Other than amounts payable to related parties as disclosed below and in Note 3, the Company also incurred consulting fees of $6,394 (2014 - $5,638) paid to a company controlled by our chief executive officer during the nine month period ended September 30, 2015.

Our former chief executive officer and former director entered into a consulting arrangement on a month to month basis that provided for a monthly fee of CAD$ 5,000. These amounts have been accrued and are currently unpaid. This consulting arrangement ended on May 24, 2013. As of September 30, 2015 our former chief executive officer was owed $62,724 (CAD$ 83,710) for services rendered as an officer,

compared to $72,158 (CAD$ 83,710) as at December 31, 2014. The amounts owing for past services have been included in the total payable of $164,913 detailed below.

Our former chief financial officer and former director had entered into a consulting agreement on a month to month basis that provides for a monthly fee of $2,000. These amounts have been accrued and are currently unpaid. This consulting arrangement ended on June 14, 2013. As of September 30, 2015 and

December 31, 2014 our former chief financial officer was owed $58,870 for services rendered as an officer.

Our former chief executive officer and former director entered into a debt assignment agreement effective

January 1, 2012, with a corporation with a former director in common and thereby assigned $151,927

(CAD$ 202,759) of unpaid amounts payable.

Our former chief executive officer and former director entered into a debt assignment agreement effective

January 1, 2012, with an unrelated third party and thereby assigned $53,357 of unpaid amounts payable and $100,000 of unpaid loans.

Our former chief executive officer and former director is owed $164,913 for unsecured non-interest bearing amounts due on demand loaned to the Company as of September 30, 2015, compared to $186,011 as of December 31, 2014.

Our former chief executive officer and former director is owed $29,680 for unsecured amounts bearing

6% interest due on demand loaned to the Company as of September 30, 2015, compared to $32,791 as of

December 31, 2014.

Our other former officers are owed a total of $81,807 for their prior services rendered as officers as at

September 30, 2015, compared to $92,006 as of December 31, 2014.

A director of the Company is owed $60,000 as of September 30, 2015 and December 31, 2014 for

services rendered as a director during 2007. Two former directors of the Company are owed $76,100 as of

September 30, 2015 and December 31, 2014 for services rendered as directors during 2007.

7. Subsequent Events

The Company evaluated its September 30, 2015, financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three and nine months ended September 30, 2015 and

September 30, 2014.

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

Results of Operations

During the nine months ended September 30, 2015, the Company (i) sought out prospective business opportunities; and (ii) satisfied continuous public disclosure requirements.

Our operations for the three and nine months ended September 30, 2015 and 2014 are summarized below.

Three months

Three months

Nine months

Nine months

Ended

Ended

Ended

Ended

September 30,

September 30,

September 30,

September 30,

2015

2014

2015

2014

Expenses:

General and administration

($2,926)

($4,050)

($9,302)

($13,503)

Professional fees

(5,066)

(4,960)

(13,052)

(12,328)

Interest

(12,084)

(12,536)

(36,151)

(38,004)

Foreign exchange gain

47,581

86,944

144,616

94,179

Net income and comprehensive

income for the period

$27,505

$65,398

$86,111

$30,344

Net Income (Loss)

Net income for the three months ended September 30, 2015, was $27,505 as compared to net income of

$65,398 for the three months ended September 30, 2014. The recognition of net income over the three month periods ended September 30, 2015, and September 30, 2014, can be attributed to the gain on unrealized foreign exchange. The gain on unrealized foreign exchange is due to a drop in the value of foreign currencies against the US dollar, which decrease has positively impacted the cost of those expenses that are payable in foreign currencies.

Net income for the nine months ended September 30, 2015 was $86,111 as compared to net income of

$30,344 for the nine months ended September 30, 2014. The recognition of net income over the nine month periods ended September 30, 2015 and September 30, 2014, can be attributed to the gain on unrealized foreign exchange. The gain on unrealized foreign exchange is due to a drop in the value of foreign currencies against the US dollar, which decrease has positively impacted the cost of those expenses that are payable in foreign currencies.

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

The Company had current and total assets of $2,165 as of September 30, 2015, consisting solely of cash and a working capital deficit of $2,255,616, as compared to current and total assets of $1,876, consisting solely of cash and a working capital deficit of $2,341,727 as of December 31, 2014. Net stockholders'

deficiency in the Company was $2,255,616 at September 30, 2015, as compared to a net stockholder’s deficiency in the Company of $2,341,727 at December 31, 2014.

Cash Used in Operating Activities

Net cash flow used in operating activities for the nine month period ended September 30, 2015 was

$9,711 as compared to $24,219 for the nine month period ended September 30, 2014, which differences reflect the comparative changes in unrealized foreign exchange and changes in working capital in the current period. Net cash flow used in operating activities in the prior period can also be primarily attributed to general and administrative expenses, and changes in working capital.  General and administrative expenses include but are not limited to, personnel costs, accounting fees and consulting expenses while changes in working capital include accounts payable and amounts due to related parties.

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

Cash Flows from Financing Activities

Cash flow provided by financing activities for the nine months ended September 30, 2015, decreased to

$10,000 as compared to $24,600 for the nine months ended September 30, 2014. The decrease in cash flow provided from financing activities over the comparative nine month periods can be attributed to the decrease in unsecured loan amounts procured from stockholders.

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

The Company had no lines of credit or other bank financing arrangements as of September 30, 2015.

The Company had no commitments for future capital expenditures that were material at September 30,

2015.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off-Balance Sheet Arrangements

As of September 30, 2015, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

Going Concern

The Company’s auditors have expressed an opinion as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $23,419,784 since inception and  negative cash flows from  operating activities  as of December 31, 2014.  The Company’s ability to continue as a going concern is subject to the ability of the Company to obtain funding from outside sources.  Management’s plan to address the Company’s ability to continue as a going concern includes obtaining funding from the private placement of equity or through debt financing.  Management believes that it will be able to obtain funding to allow the Company to remain a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful.

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

Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of

September 30, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized,

and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2015, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date:  November 13, 2015

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