Form 10-K
period 2015-12-31
ARVANA INC
filed 2016-04-14
CIK 1113313

UNITED STATES

ECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015.

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐No ☑

Indicate by check mark whether the registrant (1) has filed all reports required  to be filed  by Section  13 or 15(d) of the Securities

Exchange  Act  of  1934  during  the  preceding  12  months  (or  for  such  shorter  period  that  the  registrant  was  required  to  file  such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑No ☐

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

Yes ☐No ☑

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

12b-2 of the Exchange Act. Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☑    No ☐

The  aggregate  market  value  of  the  registrant’s  common  stock,  $0.001  par  value  (the  only  class  of  voting  stock),  held  by  non-

affiliates (870,505  shares) was $243,741 based  on the average of the bid and ask price ($0.28) for the common stock on April 13,

2016.

At April  14, 2016, the number  of  shares  outstanding of  the registrant’s common  stock, $0.001  par value (the  only  class  of  voting stock), was 885,130.

TABLE OF CONTENTS

PART I

Item1.

Business

3

Item 1A.

Risk Factors

6

Item 1B.

Unresolved Staff Comments

6

Item 2.

Properties

7

Item 3.

Legal Proceedings

7

Item 4.

Mine Safety Disclosures

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

Financial Statements and Supplementary Data

15

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

16

Item 9A.

Controls and Procedures

16

Item 9B.

Other Information

17

PART III

Item 10.

Directors, Executive Officers, and Corporate Governance

18

Item 11.

Executive Compensation

21

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

23

Matters

Item 13.

Certain Relationships and Related Transactions, and Director Independence

24

Item 14.

Principal Accountant Fees and Services

25

PART IV

Item 15.

Exhibits, Financial Statement Schedules

26

Signatures

27

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

Overview

The Company was incorporated in the State of Nevada on June 16, 1977 as “Turinco, Inc.” to engage in any legal undertaking. On July 24, 2006, the shareholders approved a change of the Company’s name from “Turinco, Inc.” to Arvana, Inc to reflect the acquisition of Arvana Networks, Inc. and the decision to operate a telecommunications business. We discontinued efforts related to our telecommunications business as of December 31, 2009. We have since been in the process of seeking out other business opportunities.

Our office is located at 299 S. Main Street, 13th Floor, Salt Lake City, Utah 84111, and our telephone number is (801) 232-7395. Our registered agent is JAD Communications LLC. 5209 West Gowan Road,

Las Vegas, Nevada 89130.

The Company currently trades on the OTC Markets Group, Inc. over the counter market platform under the symbol “AVNI.”

Company

On March 17, 2016, the Company entered into a non-binding Memorandum of Understanding (“MOU”)

with CaiE Food Partnership Ltd. (“CaiE”) for the purpose of acquiring CaiE as a wholly owned subsidiary. CaiE is in the business of manufacturing and distributing fresh Dim Sum food products from a facility based in Sparks Nevada. The MOU anticipates that the Company will issue, subject to shareholder approval, a fully diluted sixty-seven percent (67%) interest in its common stock in exchange for CaiE.

The MOU further provides that CaiE lend the Company fifty thousand dollars ($50,000) on a convertible basis prior to the consummation of the transaction. The anticipated transaction will require the Company to convert existing debt into shares of its common stock, increase the number of authorized common shares, elect a new Board of Directors and change it name to reflect the new business. Caie had loaned the

Company $20,000 as of the filing date of this report.

In the event that the Company does not complete the acquisition of CaiE, its intention will be to identify and evaluate alternative business opportunities that might be a good match for the Company. We will not be able to develop any identified business opportunities without additional financing. Our board of directors and management are actively pursuing financing in order to maintain operations but are not currently evaluating potential businesses pending the anticipated transaction with CaiE.

Selection of a Business

Should the Company not acquire CaiE we will not restrict our consideration to any particular business or industry segment, and might consider, among others, finance, brokerage, insurance, transportation,

communications, research and development, biotechnology, service, natural resources, manufacturing or high-technology. Management recognizes that the Company’s inadequate financial resources limit the scope and number of suitable business venture candidates that might otherwise be available.

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

Acquisition of Business

We may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another entity or may purchase the stock or assets of an existing business. On the consummation of any given transaction it is possible that present management and shareholders would no longer control the Company. In addition, management may, as part of the terms of any transaction, resign and be replaced by new officers and directors without a vote of the Company’s shareholders.

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

Research and Development

During the years ended December 31, 2015 and 2014, the Company spent no amounts on research and development activities.

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

QUARTER

HIGH BID

LOW BID

ENDED

December 31, 2015

$

0.23

$

0.23

September 30, 2015

$

0.30

$

0.30

June 30, 2015

$

0.25

$

0.20

March 31, 2015

$

0.25

$

0.25

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

Common Stock

As of December 31, 2015, there were 59 shareholders of record holding a total of 885,130 shares of fully paid and non-assessable common stock of the 5,000,000 shares of common stock, par value $0.001,

authorized. The board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held in broker

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

Warrants

As of December 31, 2015, the Company had no outstanding warrants to purchase shares of its common stock.

Stock Options

As of December 31, 2015, the Company had no outstanding stock options to purchase shares of its common stock.

Convertible Securities

As of December 31, 2015, the Company had no outstanding convertible securities convertible into shares of its common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company had no securities authorized for issuance under any equity compensation plan as of

December 31, 2015.

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

The Company had not repurchased any shares of its common stock during the year ended December 31,

2015.

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

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2015, there were no sales of the Company’s securities.

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

Discussion and Analysis

The Company’s plan of operation over the next twelve months is to acquire CaiE as a wholly owned subsidiary on those terms to be provided within definitive agreements based on the MOU and thereafter to focus on CaiE’s business model. We will require a minimum of $50,000 in funding over the next 12 months to maintain operations and acquire CaiE. On completing the acquisition of CaiE the Company may need additional capital to grow CaiE’s business. The amount of funding that may be required for this purpose is not determinable at this time.

Should the Company not complete the anticipated transaction with CaiE then it will seek to identify an alternative business opportunity for which purpose it will require a minimum of $25,000 in funding over the next 12 months. The Company will most likely need additional funding to complete any alternative transaction that might be identified within this time frame.

We anticipate that the required prospective funding in the near term will be in the form of convertible debt financing from CaiE. Should the Company not complete the anticipated transaction with CaiE, then requisite funding may come from the sale of our common shares or unsecured shareholder loans. The

Company does not have any alternative financing arranged and cannot be certain that it will be able to realize funding from the sale of equity or that shareholders will continue to provide loans. Accordingly,

we will require continued financial support from our shareholders and creditors until the Company is able to generate sufficient cash flow to maintain operations on a sustained basis. There is substantial doubt that the Company will be successful in maintaining operations unless it completes the acquisition of CaiE.

Results of Operations

During the year ended December 31, 2015, the Company (i) sought out prospective business opportunities; and (ii) satisfied continuous public disclosure requirements.

Our operations for the years ended December 31, 2015 and 2014 are summarized below.

2015

2014

Operating Expenses:

General and Administration

$

(11,890)

$

(23,934)

Professional fees

$

(24,552)

$

(16,720)

Loss from operations

$

(36,442)

$

(40,654)

Interest expense

$

(48,089)

$

(50,390)

Foreign exchange gain

$

177,181

$

145,334

Net Income for the Year

$

92,650

$

54,290

Net Income

Net income for year ended December 31, 2015, was $92,650 as compared to net income of $54,290 for the year ended December 31, 2014. The net income in each of these annual periods is attributed to the gain on unrealized foreign exchange.  The gain on unrealized foreign exchange is due to a drop in the value of foreign currencies against the US dollar, which decrease has positively impacted the cost of those expenses that are payable in foreign currencies.

We did not generate revenue during this period and expect to continue to incur losses over the next twelve months at a rate comparable to the current annual period presented here or until such time as we are able to conclude the acquisition or development of a new business opportunity that produces net income.

Capital Expenditures

The Company expended no amounts on capital expenditures for the year ended December 31, 2015.

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

The Company had current and total assets of $53 as of December 31, 2015, consisting solely of cash and a working capital deficit of $2,249,077, as compared to current and total assets of $1,876, consisting solely of cash and a working capital deficit of $2,341,728 as of December 31, 2014. Net stockholders'

deficit in the Company was $2,249,077 at December 31, 2015, as compared to a net stockholder’s deficit in the Company of $2,341,727 at December 31, 2014.

Cash Used in Operating Activities

Net cash flow used in operating activities for the year ended December 31, 2015, was $11,823 as compared to $28,045 for the year ended December 31, 2014, which differences reflect the comparative changes in unrealized foreign exchange, general and administrative expenses and changes in working capital in the current year. Net cash flow used in operating activities in the prior year can also be primarily attributed to changes in unrealized foreign exchange, administrative expenses and changes in working capital.  General and administrative expenses include but are not limited to, personnel costs,

accounting fees, consulting expenses, and professional fees, accounts payable and accrued expenses while changes in working capital include accounts payable and amounts due to related parties.

We expect to continue to use net cash flow in operating activities over the next twelve months or until such time as the Company can generate sufficient revenue to transition to providing net cash flow from operations.

Cash Used in Investing Activities

We do expect to use net cash flow in investing activities in connection with the development or acquisition of a suitable business opportunity. Until such time as a business opportunity is concluded, we do not expect to use net cash flows in investing activities.

Cash Flows from Financing Activities

Net cash flow provided by financing activities for the year ended December 31, 2015, decreased to

$10,000 as compared to $29,600 for the year ended December 31, 2014. The decrease in net cash flow provided from financing activities over the comparative annual periods can be attributed to the decrease in unsecured loan amounts procured from stockholders.

We expect to continue to use cash flow provided by financing activities to procure sufficient funds to maintain operations, acquire CaiE and alternatively to seek out suitable business opportunities.

The Company’s current assets are insufficient to conduct its plan of operation over the next twelve (12)

months as we will need at least $50,000 to maintain operations. The Company has secured a non-binding commitment from CaiE to loan it $50,000 to maintain operations and undertake the acquisition detailed in the MOU. Should CaiE determine not to loan the Company $50,000, the Company has no alternative commitments or arrangements with respect to, or immediate sources of funding. The Company’s shareholders remain the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and the Company has no agreement formal or otherwise. The Company’s inability to obtain sufficient funding to maintain operations will have a material adverse affect on its ability to fulfill its plan of operation.

The Company does not intend to pay cash dividends in the foreseeable future.

The Company had no lines of credit or other bank financing arrangements as of December 31, 2015.

The Company had no commitments for future capital expenditures that were material at December 31,

2015.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off-Balance Sheet Arrangements

As of December 31, 2015, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition,

revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Future Financings

We anticipate continuing to rely on debt or equity sales of our shares of common stock in order to continue to fund our business operations. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our plan of operations.

Critical Accounting Policies

In Note 2 to the audited consolidated financial statements for the years ended December 31, 2015 and

2014, included in our Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position.  The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the

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

Going Concern

The Company’s auditors have expressed an opinion as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $23,413,245 since inception and  negative cash flows from  operating activities  as of December 31, 2015.  The Company’s ability to continue as a going concern is subject to the ability of the Company to obtain funding from outside sources.  Management’s plan to address the Company’s ability to continue as a going concern includes obtaining funding from the private placement of equity or through debt financing.  Management believes that it will be able to obtain funding to allow the Company to remain a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful.

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited consolidated financial statements for the year ended December 31, 2015, as set forth below,

are included with this Annual Report on Form 10-K. Our audited consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States and are expressed in U.S. dollars.

PAGE

Auditors’ Report

Consolidated Balance Sheets, December 31, 2015 and 2014

F-2

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2015

F-3

and 2014

Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014

F-4

Consolidated Statements of Changes in Stockholders’ Deficiency for the years ended December 31, 2015 and

F-5

2014

Notes to Consolidated Financial Statements

F-6

15

To the Shareholders and Directors of

Arvana Inc.

We have audited the accompanying consolidated financial statements of Arvana Inc. (the “Company”), which comprise the consolidated balance sheets as ofDecember 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, stockholders’ deficiency, and cash flows for the years ended December 31, 2015, and 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arvana Inc. as ofDecember 31, 2015 and 2014, and the results of its operations and its cash flows for the years ended December 31, 2015, and 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Arvana Inc. will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency.  These matters, along with the other matters set forth in Note 1, indicate the existence of material uncertainties that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Professional Accountants
/s/ Davidson & Company
April 12, 2016

Arvana Inc. and Subsidiaries

Consolidated Balance Sheets

(Expressed in US Dollars)

December 31,

December 31,

2015

2014

ASSETS

Current assets:

Cash

$

53

$

1,876

Total assets

$

53

$

1,876

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities

Accounts payable and accrued liabilities

$     1,018,963

$

1,041,503

Loans payable to stockholders (Note 3)

619,671

647,702

Loans payable to related party (Note 3)

28,941

32,791

Loans payable (Note 3)

147,225

148,620

Amounts due to related parties (Note 3)

434,330

472,987

Total current liabilities

2,249,130

2,343,603

Stockholders' deficiency

Common stock, $0.001 par value 5,000,000 authorized,

885,130 shares issued and outstanding at

December 31, 2015 and 2014, respectively (Note 4)

885

885

Additional paid-in capital

21,166,619

21,166,619

Deficit

(23,413,245)

(23,505,895)

(2,245,741)

(2,338,391)

Less: Treasury stock – 2,085 common shares at

December 31, 2015 and 2014, respectively

(3,336)

(3,336)

Total stockholders’ deficiency

(2,249,077)

(2,341,727)

$

53

$

1,876

The accompanying notes are an integral part of these consolidated financial statements.

Arvana Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(Expressed in US Dollars)

For the years ended

December 31,

2015

2014

Operating expenses

General and administrative

$

11,890      $

23,934

Professional fees

24,552

16,720

Total operating expenses

36,442

40,654

Loss from operations

(36,442)

(40,654)

Interest expense

(48,089)

(50,390)

Foreign exchange gain

177,181

145,334

Net income and comprehensive income

$

92,650     $

54,290

Per common share information – basic and

diluted:

Weighted average shares outstanding

885,130

885,130

Net income per common share – basic and

diluted

$

0.10      $

0.06

The accompanying notes are an integral part of these consolidated financial statements.

Arvana Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

For the years ended

December 31,

2015

2014

Cash flows from operating activities

Net income

$

92,650

$

54,290

Items not involving cash:

Unrealized foreign exchange

(178,103)

(140,831)

Changes in non-cash working capital:

Accounts payable and accrued liabilities

71,893

56,528

Amounts due to related parties

1,737

1,968

Net cash used in operations

(11,823)

(28,045)

Cash flows from investing activities

Net cash used in investing activities

-

-

Cash flows from financing activities

Proceeds of loans payable stockholders

10,000

29,600

Net cash provided by financing activities

10,000

29,600

Increase (decrease) in cash

(1,823)

1,555

Cash , beginning of year

1,876

321

Cash, end of year

$

53

$

1,876

Supplementary information

Cash paid for interest

$

-

$

-

Cash paid for income taxes paid

$

-

$

-

There were no non-cash investing or financing transactions for the years ended December 31, 2015 and

2014.

The accompanying notes are an integral part of these consolidated financial statements.

Arvana Inc. and Subsidiaries

Consolidated Statements of Stockholders' Deficiency

(Expressed in US Dollars)

Total

Common Shares

Additional Paid-

Treasury

Stockholders’

Shares

Amount

in Capital

Deficit

Shares

Amount

(Deficiency)

Balance December

31, 2013

885,130            $

885                   $

21,166,619                  $

(23,560,185)                $

(2,085)                $

(3,336)                $

(2,396,017)

Net income for the

year ended

December 31, 2014

54,290

54,290

Balance December

31, 2014

885,130

885

21,166,619

(23,505,895)

(2,085)

(3,336)

(2,341,727)

Net income for the

year ended

December 31, 2015

92,650

92,650

Balance December

31, 2015

885,130     $

885     $

21,166,619

$

(23,413,245)

(2,085)     $

(3,336)     $

(2,249,077)

The accompanying notes are an integral part of these consolidated financial statements.

Arvana Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

(Expressed in U.S. Dollars)

1. Nature of Business and Ability to Continue as a Going Concern

Arvana, Inc. (“our”, “we”, “us” and the “Company”) was incorporated under the laws of the State of

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

These consolidated financial statements for the year ended December 31, 2015, include the accounts of the Company and its subsidiary Arvana Networks Inc. (including its wholly-owned subsidiaries, Arvana

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

December 31, 2015, the Company recognized net income from operations of $92,650. At December 31,

2015, the Company had a working capital deficiency of $2,249,077. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

For the Years Ended December 31, 2015 and 2014

(Expressed in U.S. Dollars)

2. Summary of Significant Accounting Policies

a) Basis of presentation

The Company is in the process of evaluating business opportunities and has minimal operating levels.

The Company’s fiscal year end is December 31. The accompanying consolidated financial statements of

Arvana, Inc. for the years ended December 31, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for financial information with the instructions to Form 10-K and Regulation S-K. Results are not necessarily indicative of results which may be achieved in the future.

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

d) Foreign currency translation and transactions

Transactions conducted in foreign currencies are recorded using the exchange rate in effect on the transaction date. At the period end, monetary assets and liabilities are translated to the functional currency of each entity using the exchange rate in effect at the period end date. Transaction gains and losses are recorded in foreign exchange gain or loss in the statement of operations and comprehensive income.

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

For the Years Ended December 31, 2015 and 2014

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

The estimated fair values of the Company's financial instruments as of December 31, 2015 and December

31, 2014 follows:

December 31,

December 31,

2015

2014

Carrying

Fair

Carrying

Fair

Amount

Value

Amount

Value

Cash

$53

$53

$1,876

$1,876

Accounts payable and accrued liabilities

1,018,963

1,018,963

1,041,503

1,041,503

Loans payable to stockholders

619,671

619,671

647,702

647,702

Loans payable to related party

28,941

28,941

32,791

32,791

Loans payable

147,225

147,225

148,620

148,620

Amounts due to related parties

434,330

434,330

472,987

472,987

The following table presents information about the assets that are measured at fair value on a recurring basis as of December 31, 2015, and indicates the fair value hierarchy of the valuation techniques the

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

53

$

53

$

—

$

—

The fair value of cash is determined through market, observable and corroborated sources.

Arvana Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

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

k) Earnings (loss )per share

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is computed using the weighted average number of common shares and potentially dilutive common stock equivalents, including stock options and warrants. There were no outstanding stock options or warrants as at December 31, 2015 and 2014.

Arvana Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

(Expressed in U.S. Dollars)

2. Summary of Significant Accounting Policies (continued)

l) Recent accounting pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards

Update 2016-02, Leases (Topic 842). The standard requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. The standard requires lessors to classify leases as either sales-type, finance or operating. A sales-type lease occurs if the lessor transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing lease. If the lessor does not convey risks and rewards or control, an operating lease results. The standard will become effective for the Company beginning January 1, 2019. The Company is currently assessing the impact adoption of this standard will have on its consolidated results of operations, financial condition,

cash flows, and financial statement disclosures.

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updates

(ASU) 2015-03 which requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability, consistent with the presentation of debt discounts.

Prior to the amendments, debt issuance costs were presented as a deferred charge (i.e., an asset) on the balance sheet. The ASU provides examples illustrating the balance sheet presentation of notes net of their related discounts and debt issuance costs. Further, the amendments require the amortization of debt issuance costs to be reported as interest expense. Similarly, debt issuance costs and any discount or premium is considered in the aggregate when determining the effective interest rate on the debt.  The amendments are effective for public business entities for fiscal years beginning after December 15, 2015,

and interim periods within those fiscal years.

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updates

(ASU) 2014-15 requiring an entity’s management to evaluate whether there are conditions or events,

considered in aggregate, that raise substantial doubt about entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). The amendments to (ASU) 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is in the process of evaluating the prospective impact that (ASU) 2014-15 will have on its balance sheet.

Arvana Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

(Expressed in U.S. Dollars)

3. Amounts Due to Related Parties and Loans Payable to Stockholders

From February, 2007, until December 31, 2015, the Company received a number of loans from stockholders, related parties and unrelated third parties.  As of December 31, 2015, the Company had received loans of $619,671 (Euro 225,000; CAD$ 72,300; $323,107) (December 31, 2014 - $647,702:

Euro 225,000; CAD$ 72,300; $313,107) from stockholders, loans of $28,941 (CAD$ 27,600; $9,000)

(December 31, 2014 – $32,791: CAD$ 27,600; $9,000) from a related party and loans of $147,225

(CAD$ 10,000; $ 140,000) (December 31, 2014 – $ 148,620: CAD$ 10,000; $140,000) from unrelated third parties. All of the loans bear interest at 6% per annum.  The loans were made in 3 different currencies, Euros, Canadian Dollars and US Dollars.  All amounts reflected on these consolidated financial statements are expressed in US Dollars.  Repayment of the loans is due on closing of any future financing arrangement by the Company. The balance of accrued interest of $330,536 and $317,295 is included in accounts payable and accrued expenses at December 31, 2015, and December 31, 2014,

respectively.  Interest expense recognized on these loans was $48,089 for the year ended December 31,

2015, compared to $50,390 for the year ended December 31, 2014.

At December 31, 2015, and December 31, 2014, the Company had amounts due to related parties of

$434,330 and $472,987, respectively.  This amount includes $136,100 at December 31, 2015, and

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

At December 31, 2015 and December 31, 2014, there were no stock options outstanding.  No options were granted, exercised or expired during the year ended December 31, 2015 or the year ended December

31, 2014.

5. Segmented Information

The Company has no reportable segments.

Arvana Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

(Expressed in U.S. Dollars)

6. Deferred Income Taxes

Income tax benefits attributable to losses from operations in the United States of America was $Nil for the years ended December 31, 2015 and 2014, and differed from the amounts computed by applying the

United States of America federal income tax rate of 34 percent to pretax losses from operations as a result of the following:

2015

2014

Income  for the year before income taxes

$

92,650    $

54,290

Computed expected tax benefit

$

31,501    $

18,459

Non-deductible expenses

(60,242)

(49,414)

Change in valuation allowance

28,741

30,955

Income tax expense

$

-    $

-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2015 and 2014 are presented below:

2015

2014

Deferred tax assets:

Net operating loss carry forwards - US

$

816,935  $

788,194

Valuation allowance

(816,935)

(788,194)

Net deferred tax asset

$

-  $

-

The valuation allowance for deferred tax assets as of December 31, 2015, and 2014, was $816,935 and

$788,194, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income,

and tax planning strategies in assessing the realizability of deferred tax assets. In order to fully realize the deferred tax asset attributable to net operating loss carryforwards, the Company will need to generate future taxable income of approximately $2,400,000 (2014 - $2,300,000) prior to the expiration of the net operating loss carry-forwards.

Arvana Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

(Expressed in U.S. Dollars)

7. Related Party Transactions

Other than amounts payable to related parties as disclosed below and in Note 3, the Company also incurred directors’ fees of $1,600 (2014 - $1,600) and consulting fees of $7,894 (2014 - $7,138) paid to a company controlled by our chief executive officer during the year ended December 31, 2015.

Our former chief executive officer and former director entered into a consulting arrangement on a month to month basis that provided for a monthly fee of CAD 5,000. These amounts have been accrued and are currently unpaid. This consulting arrangement ended on May 24, 2013. As of December 31, 2015, our former chief executive officer was owed $60,480 (CAD 83,710) for services rendered as an officer,

compared to $72,158 (CAD 83,710) as at December 31, 2014. The amounts owing for past services have been included in the total payable of $159,979 as of December 31, 2015 and $186,011 as of December 31, 2014 detailed below.

Our former chief financial officer and former director had entered into a consulting agreement on a month to month basis that provides for a monthly fee of $2,000. These amounts have been accrued and are currently unpaid. This consulting arrangement ended on June 14, 2013. As of December 31, 2015 and

2014 our former chief financial officer was owed $58,870 for services rendered as an officer.

Our former chief executive officer and former director entered into a debt assignment agreement effective

January 1, 2012, with a corporation with a former director in common and thereby assigned $146,493

(CAD 202,759) of unpaid amounts payable.

Our former chief executive officer and former director entered into a debt assignment agreement effective

January 1, 2012, with an unrelated third party and thereby assigned $53,357 of unpaid amounts payable and $100,000 of unpaid loans.

Our former chief executive officer and former director is owed $159,979 for unsecured non-interest bearing amounts due on demand loaned to the Company as of December 31, 2015, compared to $186,011 as of December 31, 2014.

Our former chief executive officer and former director is owed $28,941 for unsecured amounts bearing

6% interest due on demand loaned to the Company as of December 31, 2015, compared to $32,791 as of

December 31, 2014.

Our other former officers are owed a total of $79,381 for their prior services rendered as officers as at

December 31, 2015, compared to $92,006 as of December 31, 2014.

A director of the Company is owed $60,000 as of December 31, 2015 and December 31, 2014, for

services rendered as a director during 2007. Two former directors of the Company are owed $76,100 as of

December 31, 2015 and December 31, 2014 for services rendered as directors during 2007.

Arvana Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

(Expressed in U.S. Dollars)

8. Subsequent Events

The Company evaluated its December 31, 2015, financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements except as provided below:

On March 17, 2016, the Company entered into a non-binding Memorandum of Understanding (“MOU”)

with CaiE Food Partnership Ltd. (“CaiE”) for the purpose of acquiring CaiE as a wholly owned subsidiary. The MOU anticipates that the Company will issue, subject to shareholder approval, a fully dilued 67% interest in its common stock in exchange for CaiE.  The MOU further provides that CaiE lend the Company $50,000 on a convertible basis prior to the consummation of the transaction. CaiE had loaned the Company $20,000 as of the filing date of this report.

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

15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2015.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated

Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013),

to determine whether there existed material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. The assessment identified a material weakness in internal control over financial reporting. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

The matter involving internal control over financial reporting that our management considers to be a material weakness is:

▪     Failure to segregate the duties of chief executive officer and chief financial officer, which failure could result in inadequate implementation and review of financial reporting control procedures.

The aforementioned material weaknesses were identified by our chief executive officer and chief financial officer in connection with his review of our financial statements as of December 31, 2015.

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

Changes in internal control over financial reporting

During the year ended December 31, 2015, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

9B.

OTHER INFORMATION

Not applicable.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of the

Company:

Name

Age

Position

Sir John Baring

69

Chairman of the Board of Directors

Ruairidh Campbell

52

Chief Executive Officer, Chief Financial Officer, Principal

Accounting Officer and Director

Shawn Teigen

43

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

Business Experience:

Mr. Campbell brings to his position management skills with a legal and business background encompassing over 18 years of consultancy experience. He is a member of the California State Bar

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

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended December 31, 2015 all such filing requirements applicable to our officers and directors were

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

Executive compensation paid to a company controlled by our current chief executive officer and chief financial officer for the periods ended December 31, 2015, and December 31, 2014, were $7,894 and

$7,138 respectively.

During the year ended December 31, 2015 the Company incurred director’s fees of $1,600 (2014 -

$1,600).

Table

The following table provides summary information for 2015 and 2014 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and the chief financial officer and (ii) any other employee to receive compensation in excess of $100,000.

Summary Compensation Table

Name and

Year     Salary     Bonus

Stock

Option

Non-Equity

Change in Pension

All Other

Total

Principal

Awards      Awards

Incentive Plan

Value and

Compensation

Position

($)

($)

Compensation

Nonqualified

($)

($)

($)

Deferred

($)

($)

Compensation($)

Ruairidh

2015

-

-

-

-

-

-

7,894

7,894

Campbell

CEO, CFO,

2014

-

-

-

-

-

-

7,138

7,138

PAO, and

Director (1)

(1)    Mr. Campbell  was appointed CEO and director on May 24, 2013 and chief financial officer and principal accounting officer on June 25, 2013.

Outstanding Equity Awards as of December 31, 2015

There were no outstanding equity awards as of December 31, 2015 for our named executive officer.

No share purchase options were granted to our named executive officer during our fiscal year ended

December 31, 2015.

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

December 31, 2015:

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially (1) as at December 31, 2015, by: (i) each of our directors, (ii) each of our executive officers, (iii) our executive officers and directors as a group, and (iv) each beneficial shareholder known to us to own more than 5% of our outstanding common stock. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

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

Common Stock

All Directors and Executive

14,625

1.6%

Officers as a Group (3 persons)

5% Shareholders

Common Stock

Ours Blanc Corp

47,500

5.4%

Avenida Manuel Maria Icaza

Panama 1169

Common Stock

Nazleal SA

46,875

5.3%

Talstrasse 20

CH-8001 Zurich

Switzerland

Common Stock

SV Commercial SA BVI

46,875

5.3%

Talstrasse 20

CH 8001 Zurich, Switzerland

(1)

Under Commission Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly,

through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 31, 2015. The percentage calculations are based on the aggregate of 885,130 shares issued and outstanding as at December 31, 2015.

Change of Control

The acquisition of CaiE as a wholly owned subsidiary would result in a change in control of the

Company. We are not aware of any other arrangement that might result in a change in control in the future.

Equity Compensation Plan Information as at December 31, 2015

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth information regarding the amount billed to us by our independent auditor,

Davidson & Company, LLP, for our fiscal years ended December 31, 2015 and 2014:

Years ended December 31

2015

2014

Audit Fees:

$10,000

$10,000

Audit Related Fees:

$ 4,590

$ 4,820

Tax Fees:

$

-

$

-

All Other Fees:

$

-

$

-

Total:

$14,590

$14,820

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

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages

F-1 through F-14, and are included as part of this Form 10-K:

Consolidated financial Statements of the Company for the years ended December 31, 2015 and 2014:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Income

Consolidated Statement of Stockholders’ Deficiency

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 28 of this Form 10-K, and are incorporated herein by this reference.

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

Date:  April 14, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     /s/ Ruairidh Campbell

Ruairidh Campbell, Chief Executive Officer,

Chief Financial Officer, Principal Accounting

Officer and Director

Date:  April 14, 2016

By:     /s/ Sir John Baring

Sir John Baring

Director

Date:  April 14, 2016

By:     /s/ Shawn Teigen

Shawn Teigen

Director

Date:  April 14, 2016

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

28