Form 10-Q
period 2016-03-31
ARVANA INC
filed 2016-05-20
CIK 1113313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)



☑   Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the

quarterly period ended March 31, 2016.

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

Exchange Act). Yes ☑    No 

Indicate  the  number  of  shares  outstanding  of  each  of  the  registrant’s  classes  of  common  stock,  as  of  the latest  practicable  date.  The  number  of  shares  outstanding  of  the  registrant’s  common  stock,  $0.001  par value (the only class of voting stock), at May 20, 2016, was 885,130.

TABLE OF CONTENTS

PART I

Item1.

Financial Statements

3

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of  Operations     14

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

18

Item 4.

Controls and Procedures

19

PART II

Item 1.

Legal Proceedings

20

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

20

Item 3.

Management's Discussion and Analysis of Financial Condition and Results of  Operations     20

Item 4.

Mine Safety Disclosures

20

Item 5.

Other Information

20

Item 6.

Exhibit

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

Arvana Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Expressed in US Dollars)

March 31,

December 31,

2016

2015

ASSETS

Current assets:

Cash

$

20,030

$

53

Total assets

$

20,030

$

53

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities

Accounts payable and accrued liabilities

$     1,070,905

$

1,018,963

Loans payable to stockholders (Note 3)

635,076

619,671

Loans payable to related party (Note 3)

30,252

28,941

Loans payable (Note 3, 6)

167,700

147,225

Amounts due to related parties (Note 3)

448,616

434,330

Total current liabilities

2,352,549

2,249,130

Stockholders' deficiency

Common stock, $0.001 par value 5,000,000 authorized,

885,130 shares issued and outstanding at

March 31, 2016 and December 31, 2015, respectively (Note 4)

885

885

Additional paid-in capital

21,166,619

21,166,619

Deficit

(23,496,687)

(23,413,245)

(2,329,183)

(2,245,741)

Less: Treasury stock – 2,085 common shares at

March 31, 2016 and December 31, 2015, respectively

(3,336)

(3,336)

Total stockholders’ deficiency

(2,332,519)

(2,249,077)

$

20,030

$

53

The accompanying notes are an integral part of these condensed consolidated financial statements.

Arvana Inc.

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

Three Months Ended

March 31,

2016

2015

Operating expenses

General and administrative

$

2,569      $

5,902

Professional fees

1,775

1,500

Total operating expenses

4,344

7,402

Loss from operations

(4,344)

(7,402)

Interest expense

(12,195)

(11,902)

Foreign exchange gain (loss)

(66,903)

128,696

Net income (loss) and comprehensive

income (loss)

$

(83,442)     $

109,392

Per common share information – basic and

diluted:

Weighted average shares outstanding

885,130

885,130

Net income (loss) per common share –

basic and diluted

$

(0.09)      $

0.12

The accompanying notes are an integral part of these condensed consolidated financial statements.

Arvana Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Expressed in US Dollars)

Three Months Ended

March 31,

2016

2015

Cash flows from operating activities

Net income (loss)

$

(83,442)

$

109,392

Items not involving cash:

Unrealized foreign exchange

65,972

(125,443)

Changes in non-cash working capital:

Accounts payable and accrued liabilities

16,993

13,779

Amounts due to related parties

454

462

Net cash used in operations

(23)

(1,810)

Cash flows from investing activities

Net cash used in investing activities

-

-

Cash flows from financing activities

Proceeds of loans payable stockholders

-

10,000

Loans corresponding to MOU (Note 7)

20,000

-

Net cash provided by financing activities

20,000

10,000

Increase  in cash

19,977

8,190

Cash , beginning of period

53

1,876

Cash, end of period

$

20,030

$

10,066

Supplementary information

Cash paid for interest

$

-

$

-

Cash paid for income taxes paid

$

-

$

-

There were no non-cash investing or financing transactions for the three month periods ended March 31,

2016 and 2015.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Arvana Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

(Expressed in U.S. Dollars)

1. Nature of Business and Ability to Continue as a Going Concern

Arvana, Inc. (“our”, “we”, ”us” and the “Company”) was incorporated under the laws of the State of

Nevada as Turinco, Inc. on September 16, 1977.On July 24, 2006, the shareholders approved a change of the Company’s name from Turinco, Inc. to Arvana Inc. These condensed consolidated financial statements for the three month period ended March 31, 2016, include the accounts of the Company and its subsidiary Arvana Networks Inc. (including its wholly-owned subsidiaries, Arvana Participaçōes S.A.

and Arvana Comunicações do Brasil S. A.) The Company has ceased all operations in its subsidiary companies, and has written-off or disposed of all assets in the subsidiary companies, consequently they are now all considered to be inactive subsidiaries.

Our reporting currency and functional currency is the United States dollar (“US Dollar”) and the accompanying condensed consolidated financial statements have been expressed in US Dollars.

These condensed consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. For the three month period ended March 31, 2016, the Company recognized a net loss of $83,442 as a result of general administrative expenses and foreign exchange losses. At March 31, 2016, the Company had a working capital deficiency of $2,332,519. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

March 31, 2016

(Unaudited)

(Expressed in U.S. Dollars)

2. Summary of Significant Accounting Policies

Basis of presentation

The Company is in the process of evaluating business opportunities and has minimal operating levels.

The Company’s fiscal year end is December 31. The accompanying condensed interim consolidated financial statements of Arvana, Inc. for the three months ended March 31, 2016 and 2015, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”)

for financial information with the instructions to Form 10-Q and Regulation S-X. Results are not

necessarily indicative of results which may be achieved in the future. Although they are unaudited, in the opinion of management, they include all adjustments, consisting only of normal recurring items,

necessary for a fair presentation. Results are not necessarily indicative of results which may be achieved in the future. The condensed consolidated interim financial statements and notes appearing in this report should be read in conjunction with our consolidated audited financial statements and related notes thereto,

together with Management’s Discussion and Analysis of Financial Condition and Results of Operations,

contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2016.

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

March 31, 2016

(Unaudited)

(Expressed in U.S. Dollars)

2. Summary of Significant Accounting Policies (continued)

Financial instruments (continued)

The estimated fair values of the Company's  financial instruments as of March 31, 2016 and December 31,

2015 follows:

March 31,

December 31,

2016

2015

Carrying

Fair

Carrying

Fair

Amount

Value

Amount

Value

Cash

$20,030

$20,030

$53

$53

Accounts payable and accrued liabilities

1,070,905

1,070,905

1,018,963

1,018,963

Loans payable to stockholders

635,076

635,076

619,671

619,671

Loans payable to related party

30,252

30,252

28,941

28,941

Loans payable

167,700

167,700

147,225

147,225

Amounts due to related parties

448,616

448,616

434,330

434,330

The following table presents information about the assets that are measured at fair value on a recurring basis as of March 31, 2016, and indicates the fair value hierarchy of the valuation techniques the

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

2016

(Level 1)

(Level 2)

(Level 3)

Assets:

Cash

$

20,030

$

20,030

$

—

$

—

The fair value of cash is determined through market, observable and corroborated sources.

Arvana Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

(Expressed in U.S. Dollars)

2. Summary of Significant Accounting Policies (continued)

Recent accounting pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards

Update 2016-02, Leases (Topic 842). The standard requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. The standard requires lessors to classify leases as either sales-type, finance or operating. A sales-type lease occurs if the lessor transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing lease. If the lessor does not convey risks and rewards or control, an operating lease results. The standard will become effective for the Company beginning January 1, 2019. The Company is currently assessing the impact adoption of this standard will have on its consolidated financial statements.

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updates

(ASU) 2014-15 requiring an entity’s management to evaluate whether there are conditions or events,

considered in aggregate, that raise substantial doubt about entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). The amendments to (ASU) 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is in the process of evaluating the prospective impact that (ASU) 2014-15 will have on its consolidated financial statements.

Arvana Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

(Expressed in U.S. Dollars)

3. Amounts Due to Related Parties and Loans Payable to Stockholders

From February, 2007, until March 31, 2016, the Company received a number of loans from stockholders,

related parties and unrelated third parties.  As of March 31, 2016, the Company had received loans of

$635,076 (Euro 225,000; CAD$ 72,300; $323,107) (December 31, 2015 - $619,671: Euro 225,000;

CAD$ 72,300; $323,107) from stockholders, loans of $30,252 (CAD$ 27,600; $9,000) (December 31,

2015 – $28,941: CAD$ 27,600; $9,000) from a related party and loans of $167,700 (CAD$ 10,000; $

160,000) (December 31, 2015 – $ 147,225: CAD$ 10,000; $140,000) from unrelated third parties. All of the loans bear interest at 6% per annum.  The loans were made in 3 different currencies, Euros, Canadian

Dollars and US Dollars.  All amounts reflected on these consolidated financial statements are expressed in

US Dollars.  Repayment of the loans is due on closing of any future financing arrangement by the

Company. The balance of accrued interest of $350,771 and $330,536 is included in accounts payable and accrued expenses at March 31, 2016, and December 31, 2015, respectively.  Interest expense recognized on these loans was $12,195 for the three months ended March 31, 2016, compared to $11,902 for the three months ended March 31, 2015. The Company also received a loan of $20,000 from CaiE Food

Partnership Ltd. as per Note 7 below.

At March 31, 2016, and December 31, 2015, the Company had amounts due to related parties of $448,616 and $434,330, respectively.  This amount includes $136,100 at March 31, 2016, and December 31, 2015,

payable to two former directors and a current director for services rendered during 2007. This amount is to be paid part in cash and part in stock at a future date with the number of common shares determined by the fair value of the shares on the settlement date. The amounts owing bear no interest, are unsecured, and have no fixed terms of repayment.

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

At March 31, 2016 and December 31, 2015, there were no stock options outstanding.  No options were granted, exercised or expired during the period ended March 31, 2016 or the year ended December 31,

2015.

5. Segmented Information

The Company has no reportable segments.

Arvana Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

(Expressed in U.S. Dollars)

6. Related Party Transactions

Other than amounts payable to related parties as disclosed below and in Note 3, the Company also incurred consulting fees of $275 (2015 - $3,256) paid to a company controlled by our chief executive officer during the three months ended March 31, 2016.

Our former chief executive officer and former director entered into a consulting arrangement on a month to month basis that provided for a monthly fee of CAD 5,000. These amounts have been accrued and are currently unpaid. This consulting arrangement ended on May 24, 2013. As of March 31, 2016, our former chief executive officer was owed $64,457 (CAD 83,710) for services rendered as an officer, compared to

$60,480 (CAD 83,710) as at December 31, 2015. The amounts owing for past services have been included in the total payable of $169,966 as of March 31, 2016 and $159,979 as of December 31, 2015

detailed below.

Our former chief financial officer and former director had entered into a consulting agreement on a month to month basis that provides for a monthly fee of $2,000. These amounts have been accrued and are currently unpaid. This consulting arrangement ended on June 14, 2013. As of March 31, 2016 and

December 31, 2015 our former chief financial officer was owed $58,870 for services rendered as an officer.

Our former chief executive officer and former director entered into a debt assignment agreement effective

January 1, 2012, with a corporation with a former director in common and thereby assigned $156,124

(CAD 202,759) of unpaid amounts payable.

Our former chief executive officer and former director entered into a debt assignment agreement effective

January 1, 2012, with an unrelated third party and thereby assigned $53,357 of unpaid amounts payable and $100,000 of unpaid loans.

Our former chief executive officer and former director is owed $169,966 for unsecured non-interest bearing amounts due on demand loaned to the Company as of March 31, 2016, compared to $159,979 as of December 31, 2015.

Our former chief executive officer and former director is owed $30,252 for unsecured amounts bearing

6% interest due on demand loaned to the Company as of March 31, 2016, compared to $28,941 as of

December 31, 2015.

Our other former officers are owed a total of $83,680 for their prior services rendered as officers as at

March 31, 2016, compared to $79,381 as of December 31, 2015.

A director of the Company is owed $60,000 as of March 31, 2016 and December 31, 2015, for services rendered as a director during 2007. Two former directors of the Company are owed $76,100 as of March

31, 2016 and December 31, 2015 for services rendered as directors during 2007.

Arvana Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

(Expressed in U.S. Dollars)

7. Memorandum of Understanding

On March 17, 2016, the Company entered into a non-binding Memorandum of Understanding (“MOU”)

with CaiE Food Partnership Ltd. (“CaiE”) for the purpose of acquiring CaiE as a wholly owned subsidiary. The MOU anticipates that the Company will issue, subject to shareholder approval, a fully diluted 67% interest in its common stock in exchange for the securities of CaiE. The MOU further provides that CaiE lend the Company $50,000 on a convertible basis prior to the consummation of the transaction. CaiE has loaned the Company $50,000 as of the filing date of this report, on terms yet to be determined.

8. Subsequent Events

The Company evaluated its March 31, 2016, financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three months ended March 31, 2016 and March 31, 2015.

Overview

On March 17, 2016, the Company entered into a non-binding Memorandum of Understanding (“MOU”)

with CaiE Food Partnership Ltd. (“CaiE”) for the purpose of acquiring CaiE as a wholly owned subsidiary. CaiE is in the business of manufacturing and distributing fresh Dim Sum food products from a facility based in Sparks Nevada. The MOU anticipates that the Company will issue, subject to shareholder approval, a fully diluted sixty-seven percent (67%) interest in its common stock in exchange for the securities of CaiE. The MOU further provides that CaiE lend the Company fifty thousand dollars

($50,000) on a convertible basis prior to the consummation of the transaction. The anticipated transaction will require the Company to convert existing debt into shares of its common stock, increase the number of authorized common shares, elect a new Board of Directors and change its name to reflect the new business. CaiE had loaned the Company $50,000 as of the filing date of this report, under terms not yet determined.

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

Results of Operations

During the three months ended March 31, 2016, the Company (i) entered into a non-binding MOU with

CaiE; and (ii) satisfied continuous public disclosure requirements.

Our operations for the three months ended March 31, 2016 and 2015 are summarized below.

Three months

Three months

Ended

Ended

March 31, 2016     March 31, 2015

Expenses:

General and administration

($2,569)

($5,902)

Professional fees

(1,775)

(1,500)

Interest

(12,195)

(11,902)

Foreign exchange gain (loss)

(66,903)

128,696

Net income (loss) and

comprehensive income (loss) for

the period

($83,442)

$109,392

Net Income (loss)

Net loss for the three months ended March 31, 2016 was $83,442 as compared to net income of $109,392 for the three months ended March 31, 2015. The transition to net losses over the three month periods ended March 31, 2016, can be primarily attributed to the loss on unrealized foreign exchange. The loss on unrealized foreign exchange is due to an increase in the value of foreign currencies against the US dollar,

which increase has negatively impacted the cost of those liabilities that are payable in foreign currencies.

We did not generate revenue during this period and expect to continue to incur losses over the next twelve months at a rate comparable to the prior annual period presented here or until such time as we are able to conclude the acquisition or development of a new business opportunity that produces net income.

Capital Expenditures

The Company expended no amounts on capital expenditures for the three month period ended March 31,

2016.

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

The Company had current and total assets of $20,030 as of March 31, 2016, consisting solely of cash and a working capital deficit of $2,332,519, as compared to current and total assets of $53, consisting solely of cash and a working capital deficit of $2,249,077 as of December 31, 2015. Net stockholders' deficiency in the Company was $2,332,519 at March 31, 2016, as compared to a net stockholder’s deficiency in the

Company of $2,249,077 at December 31, 2015.

Cash Used in Operating Activities

Net cash flow used in operating activities for the three month period ended March 31, 2016 was $23 as compared to $1,810 for the three month period ended March 31, 2015, which differences reflect the comparative changes in unrealized foreign exchange and changes in working capital in the current period.

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

Cash Used in Investing Activities

We do expect to use net cash flow in investing activities in connection with the development or acquisition of a suitable business opportunity. However, until such time as such anopportunity is concluded, we do not expect to use net cash flows in investing activities.

Cash Flows from Financing Activities

Cash flow provided by financing activities for the three months ended March 31, 2016, increased to

$20,000 as compared to $10,000 for the three months ended March 31, 2015. The increase in cash flow provided from financing activities over the comparative three month periods can be attributed to the loan received from CaiE.

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

The Company had no lines of credit or other bank financing arrangements as of March 31, 2016.

The Company had no commitments for future capital expenditures that were material at March 31, 2016.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off-Balance Sheet Arrangements

As of March 31, 2016, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition,

revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

Going Concern

The Company’s auditors have expressed an opinion as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $23,496,687 since inception and  negative cash flows from  operating activities  as of March 31, 2016.  The Company’s ability to continue as a going concern is subject to the ability of the Company to obtain funding from outside sources.  Management’s plan to address the Company’s ability to continue as a going concern includes obtaining funding from the private placement of equity or through debt financing.  Management believes that it will be able to obtain funding to allow the Company to remain a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful.

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

Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March

31, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2016, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date:  May 20, 2016

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