Form 10-Q
period 2016-06-30
ARVANA INC
filed 2016-08-15
CIK 1113313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)



☑   Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the

quarterly period ended June 30, 2016.

☐Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

transition period from

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

Exchange Act). Yes ☑    No ☐

Indicate  the  number  of  shares  outstanding  of  each  of  the  registrant’s  classes  of  common  stock,  as  of  the latest  practicable  date.  The  number  of  shares  outstanding  of  the  registrant’s  common  stock,  $0.001  par value (the only class of voting stock), at August 15, 2016, was 885,130.

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

Arvana Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Expressed in US Dollars)

June 30,

December 31,

2016

2015

ASSETS

Current assets:

Cash

$

24,706

$

53

Total assets

$

24,706

$

53

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities

Accounts payable and accrued liabilities

$     1,064,421

$

1,018,963

Convertible loan (Note 7)

50,000

-

Loans payable to stockholders (Note 3)

627,347

619,671

Loans payable to related party (Note 3)

30,368

28,941

Loans payable (Note 3)

147,742

147,225

Amounts due to related parties (Note 3)

450,297

434,330

Total current liabilities

2,370,175

2,249,130

Stockholders' deficiency

Common stock, $0.001 par value 5,000,000 authorized,

885,130 shares issued and outstanding at

June 30, 2016 and December 31, 2015, respectively (Note 4)

885

885

Additional paid-in capital

21,166,619

21,166,619

Deficit

(23,509,637)

(23,413,245)

(2,342,133)

(2,245,741)

Less: Treasury stock – 2,085 common shares at

June 30, 2016 and December 31, 2015, respectively

(3,336)

(3,336)

Total stockholders’ deficiency

(2,345,469)

(2,249,077)

$

24,706

$

53

The accompanying notes are an integral part of these condensed consolidated financial statements.

Arvana Inc.

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2016 and 2015

(Unaudited)

Three Months Ended

Six Months Ended

June 30,

June 30,

2016

2015

2016

2015

Operating expenses

General and administrative

$

5,965      $

5,230

$

8,534     $

11,132

Professional fees

7,102

1,730

8,877

3,230

Total operating expenses

13,067

6,960

17,411

14,362

Loss from operations

(13,067)

(6,960)

(17,411)

(14,362)

Interest expense

(12,082)

(12,165)

(24,277)

(24,067)

Foreign exchange gain (loss)

12,199

(31,661)

(54,704)

97,035

Net income (loss) and

comprehensive income (loss)

$

(12,950)     $

(50,786)

$

(96,392)    $

58,606

Per common share information – basic

and diluted:

Weighted average shares outstanding

885,130

885,130

885,130

885,130

Net income (loss) per

common share – basic and

diluted

$

(0.01)    $

(0.06)

$

(0.11)    $

0.07

The accompanying notes are an integral part of these condensed consolidated financial statements.

Arvana Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Expressed in US Dollars)

Six Months Ended

June 30,

2016

2015

Cash flows from operating activities

Net income (loss)

$

(96,392)

$

58,606

Item not involving cash:

Unrealized foreign exchange

54,361

(97,195)

Changes in non-cash working capital:

Accounts payable and accrued liabilities

15,773

29,945

Amounts due to related parties

911

933

Net cash used in operations

(25,347)

(7,711)

Cash flows from investing activities

Net cash used in investing activities

-

-

 Cash flows from financing activities

Proceeds of loans payable stockholders

-

10,000

Loans corresponding to MOU (Note 7)

50,000

-

Net cash provided by financing activities

50,000

10,000

Increase in cash

24,653

2,289

Cash , beginning of period

53

1,876

Cash, end of period

$

24,706

$

4,165

Supplementary information

Cash paid for interest

$

-

$

-

Cash paid for income taxes

$

-

$

-

There were no non-cash investing or financing transactions for the six month periods ended June 30, 2016 and 2015.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Arvana Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2016

(Unaudited)

(Expressed in U.S. Dollars)

1. Nature of Business and Ability to Continue as a Going Concern

Arvana Inc. (“our”, “we”,”us” and the “Company”) was incorporated under the laws of the State of

Nevada as Turinco, Inc. on September 16, 1977. On July 24, 2006, the shareholders approved a change of the Company’s name from Turinco, Inc. to Arvana Inc.

These condensed consolidated financial statements for the six month period ended June 30, 2016, include the accounts of the Company and its subsidiary Arvana Networks Inc. (including its wholly-owned subsidiaries, Arvana Participaçōes S.A. and Arvana Comunicações do Brasil S. A. The Company has

ceased all operations in its subsidiary companies, and has written-off or disposed of all assets in the subsidiary companies, consequently they are now all considered to be inactive subsidiaries.

Our reporting currency and functional currency is the United States dollar (“US Dollar”) and the accompanying condensed consolidated financial statements have been expressed in US Dollars.

These condensed consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. For the six month period ended June 30, 2016, the Company recognized a net loss of $96,392 as a result of general administrative expenses and foreign exchange losses. At June 30, 2016, the Company had a working capital deficiency of $2,345,469. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

June 30, 2016

(Unaudited)

(Expressed in U.S. Dollars)

2. Summary of Significant Accounting Policies

Basis of presentation

The Company is in the process of transacting a business opportunity and has minimal operating levels.

The Company’s fiscal year end is December 31. The accompanying condensed interim consolidated financial statements of Arvana Inc. for the six months ended June 30, 2016 and 2015, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for financial information with the instructions to Form 10-Q and Regulation S-X. Results are not necessarily indicative of results which may be achieved in the future. Although they are unaudited, in the opinion of management, they include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Results are not necessarily indicative of results which may be achieved in the future. The condensed consolidated interim financial statements and notes appearing in this report should be read in conjunction with our consolidated audited financial statements and related notes thereto, together with

Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the

Securities and Exchange Commission (“SEC”) on April 14, 2016.

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

June 30, 2016

(Unaudited)

(Expressed in U.S. Dollars)

2. Summary of Significant Accounting Policies (continued)

Financial instruments (continued)

The  estimated  fair  values  of  the  Company's  financial  instruments  as  of  June  30,  2016  and  December  31,

2015 follows:

June 30,

December 31,

2016

2015

Carrying

Fair

Carrying

Fair

Amount

Value

Amount

Value

Cash

$24,706

$24,706

$53

$53

Accounts payable and accrued liabilities

1,064,421

1,064,421

1,018,963

1,018,963

Convertible loan

50,000

50,000

-

-

Loans payable to stockholders

627,347

627,347

619,671

619,671

Loans payable to related party

30,368

30,368

28,941

28,941

Loans payable

147,742

197,742

147,225

147,225

Amounts due to related parties

450,297

450,297

434,330

434,330

The following table presents information about the assets that are measured at fair value on a recurring basis as of June 30, 2016, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

Quoted

Significant

Prices

Other

Significant

in Active

Observable

Unobservable

June 30,

Markets

Inputs

Inputs

2016

(Level 1)

(Level 2)

(Level 3)

Assets:

Cash

$

24,706

$

24,706

$

—

$

—

The fair value of cash is determined through market, observable and corroborated sources.

Arvana Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2016

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

Arvana Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2016

(Unaudited)

(Expressed in U.S. Dollars)

3. Amounts Due to Related Parties and Loans Payable to Stockholders

From February, 2007, until June 30, 2016, the Company received a number of loans from stockholders,

related parties and unrelated third parties.  As of June 30, 2016, the Company had received loans of

$627,347 (Euro 225,000; CAD$ 72,300; $323,107) (December 31, 2015 - $619,671: Euro 225,000;

CAD$ 72,300; $323,107) from stockholders, loans of $30,368 (CAD$ 27,600; $9,000) (December 31,

2015 – $28,941: CAD$ 27,600; $9,000) from a related party and loans of $197,742 (CAD$ 10,000;

$140,000) (December 31, 2015 – $147,225: CAD$10,000; $140,000) from unrelated third parties. All of the loans bear interest at 6% per annum.  The loans were made in 3 different currencies, Euros, Canadian

Dollars and US Dollars.  All amounts reflected on these consolidated financial statements are expressed in

US Dollars.  Repayment of the loans is due on closing of any future financing arrangement by the

Company. The balance of accrued interest of $358,792 and $330,536 is included in accounts payable and accrued expenses at June 30, 2016, and December 31, 2015, respectively.  Interest expense recognized on these loans was $12,082 and $24,277 for the three and six months ended June 30, 2016, respectively,

compared to $12,165 and $24,067 for the three and six months ended June 30, 2015, respectively. The

Company also received a convertible loan of $50,000 from CaiE Food Partnership Ltd. as per Note 7 below.

At June 30, 2016, and December 31, 2015, the Company had amounts due to related parties of $450,297 and $434,330, respectively.  This amount includes $136,100 at June 30, 2016, and December 31, 2015,

payable to two former directors and a current director for services rendered during 2007. This amount is to be paid part in cash and part in stock at a future date with the number of common shares determined by the fair value of the shares on the settlement date. The amounts owing bear no interest, are unsecured, and have no fixed terms of repayment.

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

At June 30, 2016 and December 31, 2015, there were no stock options outstanding.  No options were granted, exercised or expired during the period ended June 30, 2016 or the year ended December 31,

2015.

5. Segmented Information

The Company has no reportable segments.

Arvana Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2016

(Unaudited)

(Expressed in U.S. Dollars)

6. Related Party Transactions

Other than amounts payable to related parties as disclosed below and in Note 3, the Company also incurred consulting fees of $5,588 (2015 - $4,756) paid to a company controlled by our chief executive officer during the six months ended June 30, 2016.

Our former chief executive officer and former director entered into a consulting arrangement on a month to month basis that provided for a monthly fee of CAD$5,000. These amounts have been accrued and are currently unpaid. This consulting arrangement ended on May 24, 2013. As of June 30, 2016, our former chief executive officer was owed $64,808 (CAD$83,710) for services rendered as an officer, compared to

$60,480 (CAD$83,710) as at December 31, 2015. The amounts owing for past services have been included in the total payable of $171,267 as of June 30, 2016 and $159,979 as of December 31, 2015

detailed below.

Our former chief financial officer and former director had entered into a consulting agreement on a month to month basis that provides for a monthly fee of $2,000. These amounts have been accrued and are currently unpaid. This consulting arrangement ended on June 14, 2013. As of June 30, 2016 and

December 31, 2015 our former chief financial officer was owed $58,870 for services rendered as an officer.

Our former chief executive officer and former director entered into a debt assignment agreement effective

January 1, 2012, with a corporation with a former director in common and thereby assigned $156,976

(CAD$202,759) of unpaid amounts payable.

Our former chief executive officer and former director entered into a debt assignment agreement effective

January 1, 2012, with an unrelated third party and thereby assigned $53,357 of unpaid amounts payable and $100,000 of unpaid loans.

Our former chief executive officer and former director is owed $171,267 for unsecured non-interest bearing amounts due on demand loaned to the Company as of June 30, 2016, compared to $159,979 as of

December 31, 2015.

Our former chief executive officer and former director is owed $30,368 for unsecured amounts bearing

6% interest due on demand loaned to the Company as of June 30, 2016, compared to $28,941 as of

December 31, 2015.

Our other former officers are owed a total of $84,060 for their prior services rendered as officers as at

June 30, 2016, compared to $79,381 as of December 31, 2015.

A director of the Company is owed $60,000 as of June 30, 2016 and December 31, 2015, for services rendered as a director during 2007. Two former directors of the Company are owed $76,100 as of June

30, 2016 and December 31, 2015 for services rendered as directors during 2007.

Arvana Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2016

(Unaudited)

(Expressed in U.S. Dollars)

7. Memorandum of Understanding

On March 17, 2016, the Company entered into a non-binding Memorandum of Understanding (“MOU”) with CaiE Food Partnership Ltd. (“CaiE”) for the purpose of acquiring CaiE as a wholly owned subsidiary. The MOU anticipates that the Company will issue, subject to shareholder approval, a fully diluted 67% interest in its common stock in exchange for CaiE. The MOU also provides that the Company enter into Debt Settlement Agreements with certain of its existing creditors, whereby the Company will issue shares of its common stock in order to settle certain historical debt.  It is anticipated that the shares will be issued at a deemed value of $0.50 per share pursuant to the Debt Settlement Agreements.

The MOU further provides that CaiE lend the Company $50,000 on a convertible basis prior to the consummation of the transaction. The terms and conditions of the conversion of this loan have not been agreed though the intention of each party is that the conversion be effected at the same price as that of Debt Settlement Agreements discussed above.  CaiE has loaned the Company $50,000 as of the filing date of this report, which has been accounted for as a liability as at June 30, 2016, but will be reassessed for a beneficial conversion feature once the terms of the loan have been finalized.

8. Subsequent Events

The Company evaluated its June 30, 2016, financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three and six months ended June 30, 2016 and June 30, 2015.

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

The MOU further provides that CaiE lend the Company fifty thousand dollars ($50,000) on a convertible basis prior to the consummation of the transaction. The anticipated transaction will require the Company to convert existing debt into shares of its common stock, increase the number of authorized common shares, elect a new Board of Directors and change its name to reflect the new business. CaiE had loaned the Company $50,000 as of the filing date of this report and the Company is working with CaiE to finalize a definitive transaction.

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

Results of Operations

During the six months ended June 30, 2016, the Company (i) entered into a non-binding MOU with CaiE;

and (ii) satisfied continuous public disclosure requirements.

Our operations for the three and six months ended June 30, 2016 and 2015 are summarized below.

Three months

Three months

Six months

Six months

Ended

Ended

Ended

Ended

June 30, 2016

June 30, 2015

June 30, 2016

June 30, 2015

Expenses:

General and administration

($5,965)

($5,230)

($8,534)

($11,132)

Professional fees

(7,102)

(1,730)

(8,877)

(3,230)

Interest

(12,082)

(12,165)

(24,277)

(24,067)

Foreign exchange gain (loss)

12,199

(31,661)

(54,704)

97,035

Net income (loss) and

comprehensive income (loss) for

the period

($12,950)

($50,786)

($96,392)

$58,606

Net Income (Losses)

Net loss for the three months ended June 30, 2016 was $12,950 as compared to net loss of $50,786 for the three months ended June 30, 2015. The recognition of a decrease in net losses over the three month periods ended June 30, 2016, and June 30, 2015, can be attributed to a foreign exchange gain as compared to a foreign exchange loss in the comparable three month period, relative consistency in general and administrative expenses, and interest expense over the comparable three month periods, offset by an increase in professional fees in the current three month period.

Net loss for the six months ended June 30, 2016 was $96,392 as compared to net income of $58,606 for the six months ended June 30, 2015. The transition to net losses over the six month period ended June 30,

2016, can be primarily attributed to the loss on foreign exchange in the current six month period as compared to a foreign exchange gain in the comparable six month period. The loss on foreign exchange in the current six month period is due to an increase in the value of foreign currencies against the US dollar,

which increase has negatively impacted the cost of those expenses that are payable in foreign currencies.

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

The Company had current and total assets of $24,706 as of June 30, 2016, consisting solely of cash and a working capital deficit of $2,345,469, as compared to current and total assets of $53, consisting solely of cash and a working capital deficit of $2,249,077 as of December 31, 2015. Net stockholders' deficiency in the Company was $2,345,469 at June 30, 2016, as compared to a net stockholder’s deficiency in the

Company of $2,249,077 at December 31, 2015.

Cash Used in Operating Activities

Net cash flow used in operating activities for the six month period ended June 30, 2016 was $25,347 as compared to $7,711 for the six month period ended June 30, 2015, which differences reflect the comparative changes in unrealized foreign exchange and changes in working capital in the current period.

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

Cash Used in Investing Activities

We do expect to use net cash flow in investing activities in connection with the prospective acquisition of

CaiE. However, until such time as such transaction is concluded, we do not expect to use net cash flows in investing activities.

Cash Flows from Financing Activities

Cash flow provided by financing activities for the three months ended June 30, 2016, increased to

$50,000 as compared to $10,000 for the six months ended June 30, 2016. The increase in cash flow provided from financing activities over the comparative six month periods can be attributed to a convertible loan received from CaiE.

We expect to continue to use cash flow provided by financing activities to procure sufficient funds to maintain operations, acquire CaiE and alternatively, in the event that our shareholders do not approve the acquisition of CaiE, to seek out suitable business opportunities.

The Company’s current assets are insufficient to conduct its plan of operation over the next twelve (12)

months as we will need at least $50,000 to maintain operations. The Company has secured a non-binding commitment from CaiE in the form of a convertible loan of $50,000 to maintain operations and undertake the acquisition detailed in the MOU. The Company has no alternative commitments or arrangements with respect to, or immediate sources of funding. The Company’s shareholders remain the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and the Company has no agreement formal or otherwise. The Company’s inability to obtain sufficient funding to maintain operations will have a material adverse affect on its ability to fulfill its plan of operation.

The Company does not intend to pay cash dividends in the foreseeable future.

The Company had no lines of credit or other bank financing arrangements as of June 30, 2016.

The Company had no commitments for future capital expenditures that were material at June 30, 2016.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off-Balance Sheet Arrangements

As of June 30, 2016, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition,

revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

Going Concern

Management of the Company has expressed an opinion as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $23,509,637 since inception and  negative cash flows from  operating activities  as of June 30, 2016.  The Company’s ability to continue as a going concern is subject to the ability of the Company to obtain funding from outside sources.  Management’s plan to address the Company’s ability to continue as a going concern includes obtaining funding from the private placement of equity or through debt financing.  Management believes that it will be able to obtain funding to allow the Company to remain a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful.

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

Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June

30, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2016, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

/s/ Ruairidh Campbell

By:     _______________________________

Ruairidh Campbell, Chief Executive Officer,

Chief Financial Officer and Principal

Accounting Officer

Date:  August 15, 2016

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