Form 10-Q
period 2016-09-30
ARVANA INC
filed 2016-11-16
CIK 1113313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)



☑   Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the

quarterly period ended September 30, 2016.

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

Exchange Act). Yes ☑    No ☐

Indicate  the  number  of  shares  outstanding  of  each  of  the  registrant’s  classes  of  common  stock,  as  of  the latest  practicable  date.  The  number  of  shares  outstanding  of  the  registrant’s  common  stock,  $0.001  par value (the only class of voting stock), at November 16, 2016, was 1,034,030.

TABLE OF CONTENTS

PART I

Item1.

Financial Statements

3

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of  Operations     14

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

19

Item 4.

Controls and Procedures

19

PART II

Item 1.

Legal Proceedings

20

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

20

Item 3.

Defaults Upom Senior Securities                                                                                                               20

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

Arvana Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Expressed in US Dollars)

September

December

30,

31,

2016

2015

ASSETS

Current assets:

Cash

$

10,456

$

53

Total assets

$

10,456

$

53

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities

Accounts payable and accrued liabilities

$     1,069,084

$

1,018,963

Convertible loan (Note 7)

50,000

-

Loans payable to stockholders (Note 3)

631,084

619,671

Loans payable to related party (Note 3)

30,042

28,941

Loans payable (Note 3)

147,624

147,225

Amounts due to related parties (Note 3)

447,301

434,330

Total current liabilities

2,375,135

2,249,130

Stockholders' deficiency

Common stock, $0.001 par value 5,000,000 authorized,

885,130 shares issued and outstanding at

September 30, 2016 and December 31, 2015, respectively

(Note 4)

885

885

Additional paid-in capital

21,166,619

21,166,619

Deficit

(23,528,847)

(23,413,245)

(2,361,343)

(2,245,741)

Less: Treasury stock – 2,085 common shares at

September 30, 2016 and December 31, 2015,

respectively

(3,336)

(3,336)

Total stockholders’ deficiency

(2,364,679)

(2,249,077)

$

10,456

$

53

The accompanying notes are an integral part of these condensed consolidated financial statements.

Arvana Inc.

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2016 and 2015

(Unaudited)

Three Months Ended

Nine Months Ended

September 30,

September 30,

2016

2015

2016

2015

Operating expenses

General and administrative

3,976

2,926

12,510

9,302

Professional fees

3,380

5,066

12,257

13,052

Total operating expenses

$

7,356    $

7,992    $

24,767    $

22,354

Loss from operations

(7,356)

(7,992)

(24,767)

(22,354)

Interest expense

(12,132)

(12,084)

(36,409)

(36,151)

Foreign exchange gain (loss)

278

47,581

(54,426)

144,616

Net income (loss) and comprehensive

income (loss)

$   (19,210)    $

27,505    $     (115,602)     $

86,111

Per common share information - basic and

diluted:

Weighted average shares outstanding

885,130

885,130

885,130

885,130

Net income (loss) per common shares –

basic and diluted

$

(0.02)

0.03    $

(0.13)    $

0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

Arvana Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Expressed in US Dollars)

Nine Months Ended

September 30,

2016

2015

Cash flows from operating activities

Net income (loss)

$

(115,602)

$

86,111

Item not involving cash:

Unrealized foreign exchange

53,816

(142,062)

Changes in non-cash working capital:

Accounts payable and accrued liabilities

20,837

44,904

Amounts due to related parties

1,352

1,336

Net cash used in operations

(39,597)

(9,711)

Cash flows from investing activities

Net cash used in investing activities

-

-

Cash flows from financing activities

Proceeds of loans payable to stockholders

-

10,000

Loans corresponding to MOU (Note 7)

50,000

-

Net cash provided by financing activities

50,000

10,000

Increase in cash

10,403

289

Cash , beginning of period

53

1,876

Cash, end of period

$

10,456

$

2,165

Supplementary information

Cash paid for interest

$

-

$

-

Cash paid for income taxes

$

-

$

-

There were no non-cash investing or financing transactions for the nine month periods ended September

30, 2016 and 2015.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Arvana Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2016

(Unaudited)

(Expressed in U.S. Dollars)

1. Nature of Business and Ability to Continue as a Going Concern

Arvana Inc. (“our”, “we”,”us” and the “Company”) was incorporated under the laws of the State of

Nevada as Turinco, Inc. on September 16, 1977. On July 24, 2006, the shareholders approved a change of the Company’s name from Turinco, Inc. to Arvana Inc.

These condensed consolidated financial statements for the nine month period ended September 30, 2016,

include the accounts of the Company and its subsidiary Arvana Networks Inc. (including its wholly-

owned subsidiaries, Arvana Participaçōes S.A. and Arvana Comunicações do Brasil S. A. The Company

has ceased all operations in its subsidiary companies, and has written-off or disposed of all assets in the subsidiary companies, consequently they are now all considered to be inactive subsidiaries.

Our reporting currency and functional currency is the United States dollar (“US Dollar”) and the accompanying condensed consolidated financial statements have been expressed in US Dollars.

These condensed consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. For the nine month period ended September 30, 2016, the Company recognized a net loss of $115,602 as a result of general administrative expenses and foreign exchange losses. At September 30, 2016, the Company had a working capital deficiency of $2,364,679. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

September 30, 2016

(Unaudited)

(Expressed in U.S. Dollars)

2. Summary of Significant Accounting Policies

Basis of presentation

The Company is in the process of transacting a business opportunity and has minimal operating levels.

The Company’s fiscal year end is December 31. The accompanying condensed interim consolidated financial statements of Arvana Inc. for the nine months ended September 30, 2016 and 2015, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”)

for financial information with the instructions to Form 10-Q and Regulation S-X. Results are not

necessarily indicative of results which may be achieved in the future. Although they are unaudited, in the opinion of management, they include all adjustments, consisting only of normal recurring items,

necessary for a fair presentation. Results are not necessarily indicative of results which may be achieved in the future. The condensed consolidated interim financial statements and notes appearing in this report should be read in conjunction with our consolidated audited financial statements and related notes thereto,

together with Management’s Discussion and Analysis of Financial Condition and Results of Operations,

contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission (“SEC”) on April 14, 2016.

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

September 30, 2016

(Unaudited)

(Expressed in U.S. Dollars)

2. Summary of Significant Accounting Policies (continued)

Financial instruments (continued)

The estimated fair values of the Company's financial instruments as of September 30, 2016 and December

31, 2015 follows:

September 30,

December 31,

2016

2015

Carrying

Fair

Carrying

Fair

Amount

Value

Amount

Value

Cash

$10,456

$10,456

$53

$53

Accounts payable and accrued liabilities

1,069,084

1,069,084

1,018,963

1,018,963

Convertible loan

50,000

50,000

-

-

Loans payable to stockholders

631,084

631,084

619,671

619,671

Loans payable to related party

30,042

30,042

28,941

28,941

Loans payable

147,624

147,624

147,225

147,225

Amounts due to related parties

447,301

447,301

434,330

434,330

The following table presents information about the assets that are measured at fair value on a recurring basis as of September 30, 2016, and indicates the fair value hierarchy of the valuation techniques the

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

10,456

$

10,456

$

—

$

—

The fair value of cash is determined through market, observable and corroborated sources.

Arvana Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2016

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

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updates

(ASU) 2014-15 requiring an entity’s management to evaluate whether there are conditions or events,

considered in aggregate, that raise substantial doubt about entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). The amendments to (ASU) 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is in the process of evaluating the prospective impact that (ASU) 2014-15 will have on its consolidated balance sheet.

Arvana Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2016

(Unaudited)

(Expressed in U.S. Dollars)

3. Amounts Due to Related Parties and Loans Payable to Stockholders

From February, 2007, until September 30, 2016, the Company received a number of loans from stockholders, related parties and unrelated third parties.  As of September 30, 2016, the Company had received loans of $631,084 (Euro 225,000; CAD$ 72,300; $323,107) (December 31, 2015 - $619,671:

Euro 225,000; CAD$ 72,300; $323,107) from stockholders, loans of $30,042 (CAD$ 27,600; $9,000)

(December 31, 2015 – $28,941: CAD$ 27,600; $9,000) from a related party and loans of $147,624

(CAD$ 10,000; $140,000) (December 31, 2015 – $147,225: CAD$10,000; $140,000) from unrelated third parties. All of the loans bear interest at 6% per annum.  The loans were made in 3 different currencies, Euros, Canadian Dollars and US Dollars.  All amounts reflected on these consolidated financial statements are expressed in US Dollars.  Repayment of the loans is due on closing of any future financing arrangement by the Company. The balance of accrued interest of $372,900 and $330,536 is included in accounts payable and accrued expenses at September 30, 2016, and December 31, 2015,

respectively.  Interest expense recognized on these loans was $12,132 and $36,409 for the three and nine months ended September 30, 2016, respectively, compared to $12,084 and $36,151 for the three and nine months ended September 30, 2015, respectively. The Company also received a convertible loan of

$50,000 from CaiE Food Partnership Ltd. as per Note 7 below.

At September 30, 2016, and December 31, 2015, the Company had amounts due to related parties of

$447,301 and $434,330, respectively.  This amount includes $136,100 at September 30, 2016, and

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

At September 30, 2016 and December 31, 2015, there were no stock options outstanding.  No options were granted, exercised or expired during the nine month period ended September 30, 2016 or the year ended December 31, 2015.

5. Segmented Information

The Company has no reportable segments.

Arvana Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2016

(Unaudited)

(Expressed in U.S. Dollars)

6. Related Party Transactions

Other than amounts payable to related parties as disclosed below and in Note 3, the Company also incurred consulting fees of $7,438 (2015 - $6,394) paid to a company controlled by our chief executive officer during the nine months ended September 30, 2016.

Our former chief executive officer and former director entered into a consulting arrangement on a month to month basis that provided for a monthly fee of CAD$5,000. These amounts have been accrued and are currently unpaid. This consulting arrangement ended on May 24, 2013. As of September 30, 2016, our former chief executive officer was owed $64,808 (CAD$83,710) for services rendered as an officer,

compared to $63,821 (CAD$83,710) as at December 31, 2015. The amounts owing for past services have been included in the total payable of $169,339 as of September 30, 2016 and $159,979 as of December

31, 2015 detailed below.

Our former chief financial officer and former director had entered into a consulting agreement on a month to month basis that provides for a monthly fee of $2,000. These amounts have been accrued and are currently unpaid. This consulting arrangement ended on June 14, 2013. As of September 30, 2016 and

December 31, 2015 our former chief financial officer was owed $58,870 for services rendered as an officer.

Our former chief executive officer and former director entered into a debt assignment agreement effective

January 1, 2012, with a corporation with a former director in common and thereby assigned $154,583

(CAD$202,759) of unpaid amounts payable.

Our former chief executive officer and former director entered into a debt assignment agreement effective

January 1, 2012, with an unrelated third party and thereby assigned $53,357 of unpaid amounts payable and $100,000 of unpaid loans.

Our former chief executive officer and former director is owed $169,339 for unsecured non-interest bearing amounts due on demand from the Company as of September 30, 2016, compared to $159,979 as of December 31, 2015.

Our former chief executive officer and former director is owed $30,042 for unsecured amounts bearing

6% interest due on demand loaned to the Company as of September 30, 2016, compared to $28,941 as of

December 31, 2015.

Our other former officers are owed a total of $82,992 for their prior services rendered as officers as at

September 30, 2016, compared to $79,381 as of December 31, 2015.

A director of the Company is owed $60,000 as of September 30, 2016 and December 31, 2015, for

services rendered as a director during 2007. Two former directors of the Company are owed $76,100 as of

September 30, 2016 and December 31, 2015 for services rendered as directors during 2007.

Arvana Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2016

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

Company enter into debt settlement agreements with certain of its existing creditors (see Note 8),

whereby the Company will issue shares of its common stock in order to settle certain historical debt. It is anticipated that the shares will be issued at a deemed value of $0.50 per share pursuant to the debt settlement agreements. Concurrently, the Company will increase the number of its authorized common shares, elect a new Board of Directors and change its name to reflect the new business.

The MOU further provides that CaiE lend the Company $50,000 on a convertible basis prior to the consummation of the transaction. The terms and conditions of the conversion of this loan have not been agreed, though the intention of each party is that the conversion be effected at the same price as that of

Debt Settlement Agreements discussed above. CaiE has loaned the Company $50,000 as of the filing date of this report, which has been accounted for as a liability as at September 30, 2016, but will be reassessed for a beneficial conversion feature once the terms of the loan have been finalized.

8. Subsequent Events

On October 25, 2016, the Company entered into a Settlement Agreement and Release dated effective

September 30, 2016, in connection with satisfying a debt in the amount of $74,450, comprised of a loan and accrued interest, in exchange for 148,900 shares of the Company’s common stock pursuant to the exemptions from registration provided under Section 4(2) and Regulation S of the Securities Act of 1933,

as amended (“Securities Act”). No commissions or fees were paid in connection with this offering.

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

Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three and nine months ended September 30, 2016 and

September 30, 2015.

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

Results of Operations

During the nine months ended September 30, 2016, the Company (i) entered into a non-binding MOU with CaiE; and (ii) satisfied continuous public disclosure requirements.

Our operations for the three and nine months ended September 30, 2016 and 2015 are summarized below.

Three months

Three months

Nine months

Nine months

Ended

Ended

Ended

Ended

September 30,

September 30,

September 30,

September 30,

2016

2015

2016

2015

Expenses:

General and administration

($3,976)

($2,926)

($12,510)

($9,302)

Professional fees

(3,380)

(5,066)

(12,257)

(13,052)

Interest

(12,132)

(12,084)

(36,409)

(36,151)

Foreign exchange gain (loss)

278

47,581

(54,426)

144,616

Net income (loss) and

comprehensive income (loss) for

the period

($19,210)

$27,505

($115,602)

$86,111

Net Income (Losses)

Net loss for the three months ended September 30, 2016 was $19,210 as compared to net income of

$27,505 for the three months ended September 30, 2015. The recognition of a net loss over the three month period ended September 30, 2016, compared to the three month period ended September 30, 2015,

can be attributed to a decrease in foreign exchange gain, relative consistency in general and administrative expenses, professional fees, and interest expense over the comparable three month periods.

Net loss for the nine months ended September 30, 2016 was $115,602 as compared to net income of

$86,111 for the nine months ended September 30, 2015. The transition to net losses over the nine month period ended September 30, 2016, can be primarily attributed to the loss on foreign exchange in the current nine month period as compared to a foreign exchange gain in the comparable nine month period.

The loss on foreign exchange in the current nine month period is due to an increase in the value of foreign currencies against the US dollar, which increase has negatively impacted the cost of those expenses that are payable in foreign currencies.

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

The Company had current and total assets of $10,456 as of September 30, 2016, consisting solely of cash and a working capital deficit of $2,364,679, as compared to current and total assets of $53, consisting solely of cash and a working capital deficit of $2,249,077 as of December 31, 2015. Net stockholders'

deficiency in the Company was $2,364,679 at September 30, 2016, as compared to a net stockholder’s deficiency in the Company of $2,249,077 at December 31, 2015.

Cash Used in Operating Activities

Net cash flow used in operating activities for the nine month period ended September 30, 2016 was

$39,597 as compared to $9,711 for the nine month period ended September 30, 2015, which differences reflect the comparative changes in unrealized foreign exchange and changes in working capital in the current period. Net cash flow used in operating activities in the prior period can also be primarily attributed to general and administrative expenses, and changes in working capital.  General and administrative expenses include but are not limited to, personnel costs, accounting fees and consulting expenses while changes in working capital include accounts payable and amounts due to related parties.

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

Cash Flows from Financing Activities

Cash flow provided by financing activities for the three months ended September 30, 2016, increased to

$50,000 as compared to $10,000 for the nine months ended September 30, 2016. The increase in cash flow provided from financing activities over the comparative nine month periods can be attributed to a convertible loan received from CaiE.

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

The Company had no lines of credit or other bank financing arrangements as of September 30, 2016.

The Company had no commitments for future capital expenditures that were material at September 30,

2016.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off-Balance Sheet Arrangements

As of September 30, 2016, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

Going Concern

Management of the Company has expressed an opinion as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $23,528,847 since inception and  negative cash flows from  operating activities  as of September 30, 2016.  The Company’s ability to continue as a going concern is subject to the ability of the Company to obtain funding from outside sources.  Management’s plan to address the Company’s ability to continue as a going concern includes obtaining funding from the private placement of equity or through debt financing.  Management believes that it will be able to obtain funding to allow the Company to remain a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful.

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

Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of

September 30, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized,

and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2016, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date:  November 16, 2016

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