Form 10-K
period 2016-12-31
ARVANA INC
filed 2017-04-07
CIK 1113313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016.

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

12b-2 of the Exchange Act. Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☑    No ☐

The  aggregate  market  value  of  the  registrant’s  common  stock,  $0.001  par  value  (the  only  class  of  voting  stock),  held  by  non-

affiliates  (1,019,405  shares)  was  $468,926  based  on  the average  of  the bid  and  ask  price  ($0.46)  for  the common  stock  on  April

6, 2017.

At  April  7,  2017,  the  number  of  shares  outstanding  of  the  registrant’s  common  stock,  $0.001  par  value  (the  only  class  of  voting stock), was 1,034,030.

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

23

Matters

Item 13.

Certain Relationships and Related Transactions, and Director Independence

24

Item 14.

Principal Accountant Fees and Services

25

PART IV

Item 15.

Exhibits, Financial Statement Schedules

26

Item 16.

Form 10-K Summary

26

Signatures

27

PART I

ITEM 1

BUSINESS

As used herein the terms “Company,” “we,” “our,” and “us” refer to Arvana Inc., its subsidiaries, and its predecessor, unless context indicates otherwise.

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

Overview

The Company was incorporated in the State of Nevada on June 16, 1977 as “Turinco, Inc.” to engage in any legal undertaking. On July 24, 2006, the shareholders approved a change of the Company’s name from “Turinco, Inc.” to Arvana Inc. to reflect the acquisition of Arvana Networks, Inc. and the decision to operate a telecommunications business. We discontinued efforts related to our telecommunications business as of December 31, 2009. We have since been in the process of seeking out other business opportunities.

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

The MOU further provides that CaiE lend the Company fifty thousand dollars ($50,000) on a convertible basis prior to the consummation of the transaction. The anticipated transaction will require the Company to convert existing debt into shares of its common stock, increase the number of authorized common shares, elect a new Board of Directors and change its name to reflect the new business. CaiE had loaned the Company $67,800 as of the filing date of this report and the Company is working with CaiE to finalize a definitive transaction.

In the event that the Company does not complete the acquisition of CaiE, its intention will be to identify and evaluate alternative business opportunities that might be a good match for the Company. We will not be able to develop any identified business opportunities without additional financing. Our Board of

Directors and management are actively pursuing financing in order to maintain operations but are not evaluating other potential opportunities pending the anticipated transaction with CaiE.

Selection of a Business

Should the Company not acquire CaiE, we will not restrict our consideration to any particular business or industry segment, and might consider, among others, finance, brokerage, insurance, transportation,

communications, research and development, biotechnology, service, natural resources, manufacturing or high-technology. Management recognizes that the Company’s inadequate financial resources limit the scope and number of suitable business venture candidates that might otherwise be available.

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

368(a)(1) of the Internal Revenue Code of 1986, as amended (“Code”). However, in order to obtain tax-

free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity, which result is a significant dilution in the equity of existing shareholders.

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

Research and Development

During the years ended December 31, 2016 and 2015, the Company spent no amounts on research and development activities.

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

QUARTER

HIGH BID

LOW BID

ENDED

December 31, 2016

$

0.55

$

0.23

September 30, 2016

$

0.40

$

0.23

June 30, 2016

$

0.51

$

0.29

March 31, 2016

$

0.65

$

0.20

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

Common Stock

As of December 31, 2016, there were 60 shareholders of record holding a total of 1,034,030 shares of fully paid and non-assessable common stock of the 5,000,000 shares of common stock, par value $0.001,

authorized. The board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held in broker

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

Warrants

As of December 31, 2016, the Company had no outstanding warrants to purchase shares of its common stock.

Stock Options

As of December 31, 2016, the Company had no outstanding stock options to purchase shares of its common stock.

Convertible Securities

As of December 31, 2016, the Company had one convertible loan outstanding in the principal amount of

$50,000 that has accrued 10% interest since May 18, 2016, due November 17, 2017, principal and interest is convertible into shares of the Company’s common stock at the option of the holder.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company had no securities authorized for issuance under any equity compensation plan as of

December 31, 2016.

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

The Company had not repurchased any shares of its common stock during the year ended December 31,

2016.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2016, there were no sales of the Company’s securities other than as reported on Form 8-K.

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

Results of Operations

During the year ended December 31, 2016, the Company (i) sought out prospective business opportunities; (ii) entered into an MOU with Caie; and (ii) satisfied continuous public disclosure requirements.

Our operations for the years ended December 31, 2016 and 2015 are summarized below.

2016

2015

Operating Expenses:

General and Administration

$    (15,441)

$    (11,890)

Professional fees

$    (24,558)

$    (24,552)

Loss from operations

$    (39,999)

$    (36,442)

Interest expense

$    (56,946)

$    (48,089)

Foreign exchange gain (loss)

$      (5,789)

$    177,181

Gain on settlement of debt

$      40,203

$

-

Net Income (Loss) for the Year

$    (62,531)

$      92,650

Net Income

Net loss for year ended December 31, 2016, was $62,531 as compared to net income of $92,650 for the year ended December 31, 2015. The transition to net loss over the twelve month period ended December

31, 2016, can be primarily attributed to the loss on foreign exchange in 2016 as compared to a foreign exchange gain in 2015. The loss on foreign exchange in 2016 is due to an increase in the value of foreign currencies against the US dollar, which increase has negatively impacted the cost of those expenses that are payable in foreign currencies.

We did not generate revenue during this period and expect to continue to incur losses over the next twelve months at a rate comparable to the current annual period presented here or until such time as we are able to conclude the acquisition or development of a new business opportunity that produces net income.

Capital Expenditures

The Company expended no amounts on capital expenditures for the year ended December 31, 2016.

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

The Company had current and total assets of $6,045 as of December 31, 2016, consisting solely of cash and a working capital deficit of $2,252,361, as compared to current and total assets of $53, consisting solely of cash and a working capital deficit of $2,249,077 as of December 31, 2015. Net stockholders'

deficit in the Company was $2,252,361 at December 31, 2016, as compared to a net stockholder’s deficit in the Company of $2,249,077 at December 31, 2015.

Cash Used in Operating Activities

Net cash flow used in operating activities for the year ended December 31, 2016, was $44,008 as compared to $11,823 for the year ended December 31, 2015, which differences reflect the comparative changes in unrealized foreign exchange, general and administrative expenses and changes in working capital in the current year. Net cash flow used in operating activities in the prior year can also be primarily attributed to changes in unrealized foreign exchange, administrative expenses and changes in working capital.  General and administrative expenses include but are not limited to, personnel costs,

accounting fees, consulting expenses, accounts payable and accrued expenses while changes in working capital include accounts payable and amounts due to related parties.

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

Cash Flows from Financing Activities

Net cash flow provided by financing activities for the year ended December 31, 2016, increased to

$50,000 as compared to $10,000 for the year ended December 31, 2015. The increase in cash flow provided from financing activities over the prior year can be attributed to a convertible loan received from

CaiE.

We expect to continue to use cash flow provided by financing activities to procure sufficient funds to maintain operations, acquire CaiE and alternatively, in the event that our shareholders do not approve the acquisition of CaiE, to seek out suitable business opportunities.

The Company’s current assets are insufficient to conduct its plan of operation over the next twelve (12)

months as it will need at least $25,000 to maintain operations. The Company secured a convertible loan in the amount of $50,000 in 2016 and has received an additional $17,800 from CaiE as of the date of this report to maintain operations. However, the Company has no commitments or arrangements for the funding necessary to complete the prospective acquisition of CaiE though it does expect that funding will become available. The Company’s shareholders or CaiE remain the most likely sources of new funding in the form of loans or equity placements though none have made any commitment for future investment as of the date of this report. The Company’s inability to obtain sufficient funding to maintain operations would have a material adverse affect on its ability to acquire CaiE.

The Company does not intend to pay cash dividends in the foreseeable future.

The Company had no lines of credit or other bank financing arrangements as of December 31, 2016.

The Company had no commitments for future capital expenditures that were material at December 31,

2016.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off-Balance Sheet Arrangements

As of December 31, 2016, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition,

revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Future Financings

We anticipate continuing to rely on debt or equity sales of our shares of common stock in order to continue to fund our business operations. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our plan of operations.

Critical Accounting Policies

In Note 2 to the audited consolidated financial statements for the years ended December 31, 2016 and

2015, included in our Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position.  The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the

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

Going Concern

The Company’s auditors have expressed an opinion as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $23,475,776 since inception and  negative cash flows from  operating activities  as of December 31, 2016.  The Company’s ability to continue as a going concern is subject to the ability of the Company to obtain funding from outside sources.  Management’s plan to address the Company’s ability to continue as a going concern includes obtaining funding from the private placement of equity or through debt financing.  Management believes that it will be able to obtain funding to allow the Company to remain a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful.

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited consolidated financial statements for the year ended December 31, 2016, as set forth below,

are included with this Annual Report on Form 10-K. Our audited consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States and are expressed in U.S. dollars.

PAGE

Auditors’ Report

F-1

Consolidated Balance Sheets, December 31, 2016 and 2015

F-2

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31,

F-3

2016 and 2015

Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015

F-4

Consolidated Statements of Changes in Stockholders’ Deficiency for the years ended December 31, 2016 and

F-5

2015

Notes to Consolidated Financial Statements

F-6

To the Shareholders and Directors of

Arvana Inc.

We have audited the accompanying consolidated financial statements of Arvana Inc. (the “Company”), which comprise the consolidated balance sheets as ofDecember 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficiency, and cash flows for the years ended December 31, 2016, and 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arvana Inc. as ofDecember 31, 2016 and 2015, and the results of its operations and its cash flows for the years ended December 31, 2016, and 2015 in conformity with accounting principles generally accepted in the United States of America.

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

                                                                                                            /s/ DAVIDSON & COMPANY LLP

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Professional Accountants

April 7, 2017

Arvana Inc. and Subsidiaries

Consolidated Balance Sheets

(Expressed in US Dollars)

December 31,

December 31,

2016

2015

ASSETS

Current assets:

Cash

$

6,045

$

53

Total assets

$

6,045

$

53

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities

Accounts payable and accrued liabilities

$

955,632

$

1,018,963

Convertible loan (net of discount of $14,583 and $Nil

respectively (Note 8)

35,417

-

Loans payable to stockholders (Note 3)

564,399

619,671

Loans payable to related party (Note 3)

129,556

28,941

Loans payable (Note 3)

47,448

147,225

Amounts due to related parties (Note 3)

525,954

434,330

Total current liabilities

2,258,406

2,249,130

Stockholders' deficiency

Common stock, $0.001 par value 5,000,000 authorized,

1,034,030 shares issued and outstanding at

December 31, 2016 (885,130 at December 31, 2015 (Note 4)

1,034

885

Additional paid-in capital

21,225,717

21,166,619

Deficit

(23,475,776)

(23,413,245)

(2,249,025)

(2,245,741)

Less: Treasury stock – 2,085 common shares at

December 31, 2016 and 2015, respectively

(3,336)

(3,336)

Total stockholders’ deficiency

(2,252,361)

(2,249,077)

$

6,045

$

53

The accompanying notes are an integral part of these consolidated financial statements.

Arvana Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Expressed in US Dollars)

For the years ended

December 31,

2016

2015

Operating expenses

General and administrative

$

15,441      $

11,890

Professional fees

24,558

24,552

Total operating expenses

39,999

36,442

Loss from operations

(39,999)

(36,442)

Interest expense

(56,946)

(48,089)

Foreign exchange gain (loss)

(5,789)

177,181

Gain on settlement of debt

40,203

-

Net income (loss) and comprehensive

income (loss)

$

(62,531)     $

92,650

Per common share information – basic and

diluted:

Weighted average shares outstanding

912,794

885,130

Net income (loss) per common share –

basic and diluted

$

(0.07)      $

0.10

The accompanying notes are an integral part of these consolidated financial statements.

Arvana Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

For the years ended

December 31,

2016

2015

Cash flows from operating activities

Net income (loss)

$

(62,531)

$

92,650

Items not involving cash:

Unrealized foreign exchange (gain) loss

6,900

(178,103)

Gain on settlement of debt

(40,203)

-

Amortization of discount on loan

10,417

-

Changes in non-cash working capital:

Accounts payable and accrued liabilities

34,587

71,893

Amounts due to related parties

6,822

1,737

Net cash used in operations

(44,008)

(11,823)

Cash flows from investing activities

Net cash used in investing activities

-

-

Cash flows from financing activities

Proceeds of loans payable stockholders

-

10,000

Proceeds of convertible loan (Note 8)

50,000

-

Net cash provided by financing activities

50,000

10,000

Increase (decrease) in cash

5,992

(1,823)

Cash , beginning of year

53

1,876

Cash, end of year

$

6,045

$

53

Supplementary information

Cash paid for interest

$

-

$

-

Cash paid for income taxes paid

$

-

$

-

Shares issued for loan payable

$

34,247

$

-

Discount on convertible notes from beneficial

conversion feature

$

25,000

$

-

There were no non-cash investing or financing transactions for the years ended December 31, 2016 and

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

92,650

Balance December

31, 2015

885,130

885

21,166,619

(23,413,245)

(2,085)

(3,336)

(2,249,077)

Debt settlement

148,900

149

34,098

34,247

Discount on

convertible notes

from beneficial

conversion feature

25,000

25,000

Net income for the

year ended

December 31, 2016

(62,531)

(62,531)

Balance December

31, 2016

1,034,030     $

1,034     $

21,225,717

$

(23,475,776)

(2,085)     $

(3,336)     $

(2,252,361)

The accompanying notes are an integral part of these consolidated financial statements.

Arvana Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2016 and 2015

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

These  consolidated  financial  statements  for  the  year  ended  December  31,  2016,  include  the  accounts  of the  Company  and  its  subsidiary  Arvana  Networks  Inc.  (including  its  wholly-owned  subsidiaries,  Arvana

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

December  31,  2016,  the  Company  recognized  net  loss  from  operations  of  $62,531.  At  December  31,

2016,  the  Company  had  a  working  capital  deficiency  of  $2,252,361.  These  conditions  raise  substantial doubt about the Company’s ability to continue as a going concern.

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

For the Years Ended December 31, 2016 and 2015

(Expressed in U.S. Dollars)

2. Summary of Significant Accounting Policies

a) Basis of presentation

The  Company  is  in  the  process  of  evaluating  business  opportunities  and  has  minimal  operating  levels.

The  Company’s  fiscal  year  end  is  December  31.  The  accompanying  consolidated  financial  statements  of

Arvana  Inc.  for  the  years  ended  December  31,  2016  and  2015,  have  been  prepared  in  accordance  with accounting  principles  generally  accepted  in  the  United  States  (“US  GAAP”)  for  financial  information with  the  instructions  to  Form  10-K  and  Regulation  S-K.  Results  are  not  necessarily  indicative  of  results which may be achieved in the future.

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

For the Years Ended December 31, 2016 and 2015

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

The estimated fair values of the Company's financial instruments as of December 31, 2016 and December

31, 2015 follows:

December 31,

December 31,

2016

2015

Carrying

Fair

Carrying

Fair

Amount

Value

Amount

Value

Cash

$6,045

$6,045

$53

$53

Accounts payable and accrued liabilities

955,632

955,632

1,018,963

1,018,963

Convertible loan

35,417

35,417

-

-

Loans payable to stockholders

564,399

564,399

619,671

619,671

Loans payable to related party

129,556

129,556

28,941

28,941

Loans payable

47,448

47,448

147,225

147,225

Amounts due to related parties

525,954

525,954

434,330

434,330

The  following  table  presents  information  about  the  assets  that  are  measured  at  fair  value  on  a  recurring basis  as  of  December  31,  2016,  and  indicates  the  fair  value  hierarchy  of  the  valuation  techniques  the

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

6,045

$

6,045

$

—

$

—

The fair value of cash is determined through market, observable and corroborated sources.

Arvana Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2016 and 2015

(Expressed in U.S. Dollars)

2. Summary of Significant Accounting Policies (continued)

h) Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash.

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

k) Beneficial conversion feature

From time  to  time,  the Company may issue  convertible  notes  that  may have  conversion  prices  that  create

an   embedded   beneficial   conversion   feature.   A   beneficial   conversion   feature   exists   on   the   date   a

convertible  note  is  issued  when  the  fair  value  of  the  underlying  common  stock  to  which  the  note  is convertible  into  is  in  excess  of  the  remaining  unallocated  proceeds  of  the  note  after  first  considering  the allocation  of  a  portion  of  the  note  proceeds  to  the  fair  value  of  any  attached  equity  instruments,  if  any related  equity  instruments  were  granted  with  the  debt.  The  intrinsic  value  of  the  beneficial  conversion feature  is recorded  as  a  debt  discount  with  a corresponding amount  to  additional  paid in  capital.  The debt discount is amortized to interest expense over the life of the note using the effective interest method.

l) Earnings (loss) per share

Basic  earnings  (loss)  per  share  are  computed  using  the  weighted  average  number  of  common  shares outstanding  during  the  year.  Diluted  earnings  (loss)  per  share  are  computed  using  the  weighted  average number  of  common  shares  and  potentially  dilutive  common  stock  equivalents,  including  stock  options and warrants. There were no outstanding stock options or warrants as at December 31, 2016 and 2015.

Arvana Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2016 and 2015

(Expressed in U.S. Dollars)

2. Summary of Significant Accounting Policies (continued)

m) Recent accounting pronouncements

In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update

2016-01,  Financial  Instruments—Overall  (Subtopic 825-10):  Recognition  and  Measurement  of  Financial

Assets  and  Financial  Liabilities.  The  update  requires  several  changes  with  respect  to  recognition  and measurement  as  well  as  disclosure  requirements  with  respect  to  financial  instruments).  The  amendments to  (ASU)  2016-01  are  effective  for  the  annual  period  ending  after  December  15,  2017,  and  for  annual periods  and  interim  periods  thereafter.  Early  application  is  permitted.  The  Company  is  in  the  process  of evaluating the prospective impact that (ASU) 2016-01 will have on its balance sheet.

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

Company  beginning  January  1,  2019.  The  Company  is  currently  assessing  the  impact  adoption  of  this standard  will  have  on  its  consolidated  results  of  operations,  financial  condition,  cash  flows,  and  financial statement disclosures

In  March 2016,  the Financial  Accounting Standards Board  (FASB) issued Accounting Standards Updates

ASU  2016-9,  Compensation—Stock Compensation  (Topic  718): Improvements  to  Employee  Share-Based

Payment  Accounting,  requiring  certain  changes  to  recognition  and  measurement  as  well  as  disclosure  of

Share-Based  Payments.  The  standard  will  become  effective  for  the  Company beginning  January 1,  2017.

The  Company  is  currently  assessing  the  impact  adoption  of  this  standard  will  have  on  its  consolidated results of operations, financial condition, cash flows, and financial statement disclosures.

In  June  2016,  the  Financial  Accounting  Standards  Board  (FASB)  issued  Accounting  Standards  Updates

ASU  2016-13,  Financial  Instruments—Credit  Losses  (Topic  326):  Measurement  of  Credit  Losses  on

Financial Instruments, requiring certain changes to the recognition and measurement as well as disclosure of  incurred  and  expected  credit  losses.  The  standard  will  become  effective  for  the  Company  beginning

January 1, 2020. The Company is currently assessing the impact adoption of this standard will  have on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.

In  November  2016,  the  Financial  Accounting  Standards  Board  (FASB)  issued  Accounting  Standards

Updates ASU 2016-18, requiring that restricted cash and restricted cash equivalents be included with cash and  cash  equivalents  when  reconciling  the  beginning-of-period  and  end-of-  period  total  cash  amounts shown  on  the  statement  of  cash  flows.  Consequently,  transfers  between  cash  and  restricted  cash  will  not be  presented  as  a  separate  line  item  in  the  operating,  investing  or  financing  sections  of  the  cash  flow statement.  The  amendments  are  effective  for  public  business  entities  for  fiscal  years  beginning  after

December  15,  2017,  and  interim  periods  within  those  fiscal  years.  The  Company  considers  that  ASU

2016-18 will have a limited impact on the presentation of the statement of cash flows.

Arvana Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2016 and 2015

(Expressed in U.S. Dollars)

3. Amounts Due to Related Parties and Loans Payable to Stockholders

From   February,   2007,   until   December   31,   2016,   the   Company   received   a   number   of   loans   from

stockholders,  related  parties  and  unrelated  third  parties.    As  of  December  31,  2016,  the  Company  had

received  loans  of  $564,399  (Euro  225,000;  CAD$  72,300;  $273,107)  (December  31,  2015  -  $619,671:

Euro  225,000; CAD$  72,300;  $323,107)  from stockholders, loans  of  $129,556  (CAD$  27,600;  $109,000)

(December 31,  2015 – $28,941: CAD$ 27,600;  $9,000)  from a  related party and loans of $47,742 (CAD$

10,000;  $40,000)  (December  31,  2015  –  $147,225:  CAD$10,000;  $140,000)  from  unrelated  third  parties.

All  of  the  loans  bear  interest  at  6%  per  annum.   The  loans  were  made  in  3  different  currencies,  Euros,

Canadian  Dollars  and  US  Dollars.   All  amounts  reflected  on  these  consolidated  financial  statements  are

expressed  in  US  Dollars.   Repayment  of  the  loans  is  due  on  closing  of  any  future  financing  arrangement by  the  Company.  The  balance  of  accrued  interest  of  $349,186  and  $330,536  is  included  in  accounts

payable  and  accrued  expenses  at  December  31,  2016,  and  December  31,  2015,  respectively.    Interest

expense  recognized  on  these  loans  was  $46,530  for  the  year  ended  December  31,  2016,  compared  to

$48,089  for  the  year  ended  December  31,  2015,  respectively.  The  Company  also  received  a  convertible loan  of  $50,000  from  CaiE  Food  Partnership  Ltd.  as  per  Note  8.  This  loan  bears  interest  of  10%  and  is convertible  into  common  shares  of  the  Company  at  a  price  of  $0.20  per  share.  This  loan  matures  on

November 17, 2017.

At  December  31,  2016,  and  December  31,  2015,  the  Company  had  amounts  due  to  related  parties  of

$525,954  and  $434,330,  respectively.     This  amount  includes  $136,100  at  December  31,  2016,   and

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

4. Stock Options

The Company’s 2006 Stock Option Plan expired on June 4, 2016.

At  December  31,  2016  and  December  31,  2015,  there  were  no  stock  options  outstanding.   No  options

were granted, exercised or expired during the year ended December 31, 2016 or the year ended December

31, 2015.

5. Common Stock

At  December  31,  2016  and  December  31,  2015,  the  Company  had  issued  148,900  shares  and  nil  shares respectively.

Shares  issued during the  year ended December 31, 2016  were valued at  $0.23  a share in exchange  for  the extinguishment  of  debt  in the  amount of  $74,450, resulting in  a  gain  on settlement  of debt  of  $40,203,  an amount comprised of principal and accrued interest on a loan from 2008.

6. Segmented Information

The Company has no reportable segments.

Arvana Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2016 and 2015

(Expressed in U.S. Dollars)

7. Deferred Income Taxes

Income  tax  benefits  attributable  to  losses  from  operations  in  the  United  States  of  America  was  $Nil  for

the  years  ended  December  31,  2016  and  2015,  and  differed  from  the  amounts  computed  by applying  the

United States of America federal income tax rate of 34 percent to pretax losses from operations as a result of the following:

2016

2015

Income (loss) for the year before income taxes

$

(62,531)   $

92,650

Computed expected tax benefit

$

(21,260)   $

31,501

Non-deductible expenses

1,968

(60,242)

Change in valuation allowance

19,292

28,741

Income tax expense

$

-    $

-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2016 and 2015 are presented below:

2016

2015

Deferred tax assets:

Net operating loss carry forwards - US

$

836,227  $

816,935

Valuation allowance

(836,227)

(816,935)

Net deferred tax asset

$

-  $

-

The  valuation  allowance  for  deferred  tax  assets  as  of  December  31,  2016,  and  2015,  was  $836,227  and

$816,935,   respectively.   In   assessing   the   realizability   of   deferred   tax   assets,   management   considers

whether  it  is  more  likely  than  not  that  some  portion  or  all  of  the  deferred  tax  assets  will  not  be  realized.

The  ultimate  realization  of  deferred  tax  assets  is  dependent  upon  the  generation  of  future  taxable  income during the periods in which those temporary differences become deductible.

Management  considers  the  scheduled  reversal  of  deferred  tax  liabilities,  projected  future  taxable  income,

and tax planning strategies in assessing the realizability of deferred tax assets.  In order  to fully realize the deferred  tax  asset  attributable  to  net  operating  loss  carryforwards,  the  Company  will  need  to  generate future  taxable  income  of  approximately $2,450,000  (2015  -  $2,400,000)  prior  to  the  expiration  of  the  net operating loss carry-forwards.

Arvana Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2016 and 2015

(Expressed in U.S. Dollars)

8. Related Party Transactions

Other  than  amounts  payable  to  related  parties  as  disclosed  below  and  in  Note  3,  the  Company  also incurred  consulting  fees  of  $9,631  (2015  -  $7,894)  paid  to  a  company  controlled  by  our  chief  executive officer during the year ended December 31, 2016.

Our  former  chief  executive  officer  and  former  director  entered  into  a  consulting  arrangement  on  a  month to month  basis that  provided for  a monthly fee of CAD$5,000.  These amounts have been accrued and are currently  unpaid.  This  consulting  arrangement  ended  on  May  24,  2013.  As  of  December  31,  2016,  our

former  chief  executive  officer  was  owed  $62,347  (CAD$83,710)  for  services  rendered  as  an  officer,

compared to $60,480  (CAD$83,710) as at December 31, 2015. The amounts owing for  past services have been included in the total payable of $249,585 as of December 31, 2016 and $159,979 as of December 31,

2015 detailed below.

Our former chief financial officer and former director had entered into a consulting agreement on a month to  month  basis  that  provides  for  a  monthly  fee  of  $2,000.  These  amounts  have  been  accrued  and  are currently  unpaid.  This  consulting  arrangement  ended  on  June  14,  2013.  As  of  December  31,  2016  and

December  31,  2015  our  former  chief  financial  officer  was  owed  $58,870  for  services  rendered  as  an officer.

Our former chief executive officer and former director entered into a debt assignment agreement effective

January  1,  2012,  with  a  corporation  with  a  former  director  in  common  and  thereby  assigned  $151,015

(CAD$202,759) of unpaid amounts payable.

Our former chief executive officer and former director entered into a debt assignment agreement effective

January  1,  2012,  with  an  unrelated  third  party  and  thereby  assigned  $53,357  of  unpaid  amounts  payable and $100,000 of unpaid loans.

Our  former  chief  executive  officer  and  former  director  is  owed  $249,585  for  unsecured  non-interest bearing amounts due on demand loaned to the Company as of December 31, 2016, compared to $159,979 as of December 31, 2015.

Our  former  chief  executive  officer  and  former  director  is  owed  $129,556  for  unsecured  amounts  bearing

6%  interest  due  on  demand loaned  to  the  Company as  of December  31,  2016,  compared  to  $28,941  as  of

December 31, 2015.

Our  former  chief  executive  officer  and  former  director  entered  into  a  debt  assignment  agreement  to assume $100,000 in unpaid loans and $83,357 in unpaid amounts payable from a third party.

Our  other  former  officers  are  owed  a  total  of  $81,399  for  their  prior  services  rendered  as  officers  as  at

December 31, 2016, compared to $79,381 as of December 31, 2015.

A  director  of  the  Company  is  owed  $60,000  as  of  December  31,  2016  and  December  31,  2015,  for

services rendered as a director during 2007. Two former directors of the Company are owed $76,100 as of

December 31, 2016 and December 31, 2015 for services rendered as directors during 2007.

Arvana Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2016 and 2015

(Expressed in U.S. Dollars)

9. Convertible Loan

On  May  18,  2016,  the  Company  entered  into  a  Convertible  Promissory  Note  (“Convertible  Note”)

agreement  pursuant  to  which  the  Company  received  $50,000  (2015  -  $Nil)  from  CaiE  Food  Partnership

Ltd. (“CaiE”). The $50,000 Convertible Note is convertible into common stock, in whole or in part, at any time  and  from time  to time  before  maturity at  the  option  of  the  holder  at  a  fixed  price  of  $0.20  per  share.

Due  to  the  conversion  price  being  lower  than  the  closing  share  price  on  the  grant  date,  a  beneficial conversion  feature  resulted  from  this  issuance.  The  Convertible  Note  accrues  interest  at  a  rate  equal  to

10% per year.  During the year ended December 31, 2016 and 2015, $10,417 and $Nil of the discount was amortized,  respectively.  As  at  December  31,  2016  and  2015,  the  balance  of  the  Convertible  Note  was

$35,417 and $Nil respectively.

10. Subsequent Events

The  Company  evaluated  its  December  31,  2016,  financial  statements  for  subsequent  events  through  the date  the  financial  statements  were  issued.  The  Company  is  not  aware  of  any  subsequent  events  which would require recognition or disclosure in the financial statements except as provided below:

On  March  24,  2017,  the  Company received  an  additional  loan  from  CaiE  in  the  amount  of  $17,800  with terms and conditions of this loan to be finalized at a later date.

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

15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2016.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated

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

The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief

Financial Officer in connection with his review of our financial statements as of December 31, 2016.

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

Changes in internal control over financial reporting

During the year ended December 31, 2016, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

9B.

OTHER INFORMATION

Not applicable.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of the

Company:

Name

Age

Position

Sir John Baring

70

Chairman of the Board of Directors

Ruairidh Campbell

53

Chief Executive Officer, Chief Financial Officer,

Principal Accounting Officer and Director

Shawn Teigen

44

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

Business Experience:

Mr. Campbell brings to his position management skills with a legal and business background encompassing over 20 years of consultancy experience. He is a member of the California State Bar

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

Other Public Company Directorships in the Last Five Years:

Over the last five years Mr. Teigen served as a director of Infrastructure Developments Corp., a public company involved in product distribution from April 2010 to September 2013.

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

The functions of our audit committee are effectively served by our Board of Directors.

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

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended December 31, 2016 all such applicable filing requirements were met.

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

Executive compensation paid to a company controlled by our current chief executive officer and chief financial officer for the periods ended December 31, 2016, and December 31, 2015, were $9,731 and

$7,894 respectively.

During the year ended December 31, 2016 the Company incurred director’s fees of $1,600 (2015 -

$1,600).

Table

The following table provides summary information for 2016 and 2015 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and the chief financial officer and (ii) any other employee to receive compensation in excess of $100,000.

Summary Compensation Table

Name and

Year     Salary     Bonus

Stock

Option

Non-Equity

Change in Pension

All Other

Total

Principal

Awards      Awards

Incentive Plan

Value and

Compensation

Position

($)

($)

Compensation

Nonqualified

($)

($)

($)

Deferred

($)

($)

Compensation

($)

Ruairidh

2016

-

-

-

-

-

-

9,731

9,731

Campbell

CEO, CFO,

2015

-

-

-

-

-

-

7,894

7,894

PAO, and

Director

Outstanding Equity Awards as of December 31, 2016

There were no outstanding equity awards as of December 31, 2016 for our named executive officer.

No share purchase options were granted to our named executive officer during our fiscal year ended

December 31, 2016.

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

December 31, 2016:

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially (1) as at December 31, 2016, by: (i) each of our directors, (ii) each of our executive officers, (iii) our executive officers and directors as a group, and (iv) each beneficial shareholder known to us to own more than 5% of our outstanding common stock. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Name and Address

Number of Common

Percentage of

Title of Class

of Beneficial Owner

Shares

Common Shares(1)

Directors and Officers

Common Stock

Ruairidh Campbell, CEO, CFO, PAO and director

299 S. Main Street, 13th Floor,

-

-

Salt Lake City, Utah  84111

Common Stock

Shawn Teigen, director

299 S. Main Street, 13th Floor,

-

-

Salt Lake City, Utah  84111

Common Stock

Sir John Baring, director

299 S. Main Street, 13th Floor,

14,625

1.4%

Salt Lake City, Utah  84111

Common Stock

All Directors and Executive

14,625

1.4%

Officers as a Group (3 persons)

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

December 31, 2016. The percentage calculations are based on the aggregate of 1,034,030 shares issued and outstanding as at

December 31, 2016.

Change of Control

The acquisition of CaiE as a wholly owned subsidiary would result in a change in control of the

Company. We are not aware of any other arrangement that might result in a change in control in the future.

Equity Compensation Plan Information as at December 31, 2016

Number of securities

Number of securities

remaining available

to be issued upon

for future issuance

Plan Category

exercise of outstanding

Exercise price

under equity

options.

compensation plans

Equity compensation plan approved

-0-

N/A

150,000

by security holders

Equity compensation plans not

approved by security holders

N/A

N/A

N/A

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND

DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse,

parents, children, siblings, and in−laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year or in any presently proposed transaction which, in either case, has or will materially affect us.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth information regarding the amount billed to us by our independent auditor,

Davidson & Company, LLP, for our fiscal years ended December 31, 2016 and 2015:

Years ended December 31

2016

2015

Audit Fees:

$10,000

$10,000

Audit Related Fees:

$ 4,590

$ 4,590

Tax Fees:

$

-

$

-

All Other Fees:

$

-

$

-

Total:

$14,590

$14,590

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

Consolidated financial Statements of the Company for the years ended December 31, 2016 and 2015:

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

Chief Financial Officer, and Principal

Accounting Officer

Date:  April 7, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     /s/ Sir John Baring

Sir John Baring

Director

Date:  April 7, 2017

By:     /s/ Ruairidh Campbell

Ruairidh Campbell

Director

Date:  April 7, 2017

By:     /s/ Shawn Teigen

Shawn Teigen

Director

Date:  April 7, 2017

EXHIBIT INDEX

Regulation

S-K Number    Exhibit

2.1

Agreement and Plan of Reorganization between the Company, Arvana Networks, Inc.

and the Shareholders of Arvana Networks, Inc. dated August 18, 2005(1)

3.1

Articles of Incorporation(2)

3.2

Bylaws, as amended(2)

3.3

Amendment to Articles of Incorporation  (3)

10.1

2006 Stock Option Plan, dated June 5, 2006(4)

14.1

Code of Ethics  (5)

31

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule

13a-14(a) of the Exchange Act  (6)

32

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule

13a-14(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002  (6)

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

Exhibit 31

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,

AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ruairidh Campbell certify that:

1. I have reviewed this report on Form 10-K of Arvana Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)

for the registrant and have:

a)    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)    Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)    Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)    Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)    All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: April 7, 2017

/s/ Ruairidh Campbell

Ruairidh Campbell

Chief Executive Officer and Chief Financial Officer

Exhibit 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the report on Form 10-K of Arvana Inc. for the annual period ended December 31,

2016, as filed with the Securities and Exchange Commission on the date hereof, I, Ruairidh Campbell, do hereby certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of

2002, that, to the best of my knowledge and belief:

(1)  This report fully complies with the requirements of section 13(a) or 15(d) of the Securities

Exchange Act of 1934; and

(2)  The information contained in this report fairly represents, in all material respects, the financial condition of the registrant at the end of the period covered by this report and results of operations of the registrant for the period covered by this report.

Date: April 7, 2017

/s/ Ruairidh Campbell

Ruairidh Campbell

Chief Executive Officer and Chief Financial Officer

This certification accompanies this report pursuant to §906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the registrant for the purposes of §18 of the Securities Exchange Act of 1934, as amended. This certification shall not be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the

Securities Exchange Act of 1934, as amended (whether made before or after the date of this report),

irrespective of any general incorporation language contained in such filing.

A signed original of this written statement required by §906 has been provided to the registrant and will be retained by the registrant and furnished to the Securities and Exchange Commission or its staff upon request.