Form 10-Q
period 2017-03-31
ARVANA INC
filed 2017-05-15
CIK 1113313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)



☑   Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the

quarterly period ended March 31, 2017.

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

Exchange Act). Yes ☑    No ☐

Indicate  the  number  of  shares  outstanding  of  each  of  the  registrant’s  classes  of  common  stock,  as  of  the latest  practicable  date.  The  number  of  shares  outstanding  of  the  registrant’s  common  stock,  $0.001  par value (the only class of voting stock), at May 15, 2017, was 1,034,030.

TABLE OF CONTENTS

PART I

Item1.

Financial Statements

3

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of  Operations     14

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

19

Item 4.

Controls and Procedures

19

PART II

Item 1.

Legal Proceedings

20

Item 1A.

Risk Factors

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

Arvana Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

March 31

December 31

2017

2016

ASSETS

Current assets:

Cash

$

18,339    $

6,045

Total assets

$

18,339    $

6,045

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities

Accounts payable and accrued liabilities

$

979,350    $

955,632

Convertible loan (net of discount of $10,416 and $14,583

respectively (Note 8)

39,584

35,417

Loans payable to stockholders (Note 3)

585,976

564,399

Loans payable to related party (Note 3)

129,736

129,556

Loans payable (Note 3)

47,513

47,448

Amounts due to related parties (Note 3)

529,804

525,954

Total current liabilities

2,311,963

2,258,406

Stockholders' deficiency

Common stock, $0.001 par value 5,000,000 authorized,

1,034,030 shares issued and outstanding at

March 31, 2017 and December 31, 2016, respectively

(Note 4)

1,034

1,034

Additional paid-in capital

21,225,717

21,225,717

Deficit

(23,517,039)

(23,475,776)

(2,290,288)

(2,249,025)

Less: Treasury stock – 2,085 common shares at

March 31, 2017 and December 31, 2016, respectively

(3,336)

(3,336)

Total stockholders’ deficiency

(2,293,624)

(2,252,361)

$

18,339    $

6,045

The accompanying notes are an integral part of these condensed consolidated financial statements.

Arvana Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

Three Months Ended

March 31,

2017

2016

Operating expenses

General and administrative

2,576

2,569

Professional fees

5,381

1,775

Total operating expenses

$

7,957     $

4,344

Loss from operations

(7,957)

(4,344)

Interest expense

(16,598)

(12,195)

Foreign exchange loss

(16,708)

(66,903)

Net loss and comprehensive loss

$

(41,263)     $

(83,442)

Per common share information - basic and diluted:

Weighted average shares outstanding

1,034,030

885,130

Net loss per common shares – basic and diluted

$

(0.04)

(0.09)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Arvana Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Three Months Ended

March 31,

2017

2016

Cash flows from operating activities

Net loss

$

(41,263)

$

(83,442)

Item not involving cash:

Unrealized foreign exchange

13,397

65,972

Accretion

4,167

-

Changes in non-cash working capital:

Accounts payable and accrued liabilities

16,247

16,993

Amounts due to related parties

1,946

454

Net cash used in operations

(5,506)

(23)

Cash flows from investing activities

Net cash used in investing activities

-

-

Cash flows from financing activities

Loans corresponding to MOU (Note 7)

17,800

20,000

Net cash provided by financing activities

17,800

20,000

Increase in cash

12,294

19,977

Cash , beginning of period

6,045

53

Cash, end of period

$

18,339

$

20,030

Supplementary information

Cash paid for interest

$

-

$

-

Cash paid for income taxes

$

-

$

-

There were no non-cash investing or financing transactions for the three month periods ended March 31,

2017 and 2016.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Arvana Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2017

(Unaudited)

1. Nature of Business and Ability to Continue as a Going Concern

Arvana Inc. (“our”, “we”,”us” and the “Company”) was incorporated under the laws of the State of

Nevada as Turinco, Inc. on September 16, 1977. On July 24, 2006, the shareholders approved a change of the Company’s name from Turinco, Inc. to Arvana Inc.

These condensed consolidated financial statements for the three month period ended March 31, 2017,

include the accounts of the Company and its subsidiary Arvana Networks Inc. (including its wholly-

owned subsidiaries, Arvana Participaçōes S.A. and Arvana Comunicações do Brasil S. A. The Company

has ceased all operations in its subsidiary companies, and has written-off or disposed of all assets in the subsidiary companies, consequently they are now all considered to be inactive subsidiaries.

Our reporting currency and functional currency is the United States dollar (“US Dollar”) and the accompanying condensed consolidated financial statements have been expressed in US Dollars.

These condensed consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. For the three month period ended March 31, 2017, the Company recognized a net loss of $41,263 as a result of general administrative expenses, interest expenses and foreign exchange losses. At March 31, 2017, the

Company had a working capital deficiency of $2,293,624. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

March 31, 2017

(Unaudited)

2. Summary of Significant Accounting Policies

Basis of presentation

The Company is in the process of transacting a business opportunity and has minimal operating levels.

The Company’s fiscal year end is December 31. The accompanying condensed interim consolidated financial statements of Arvana Inc. for the three months ended March 31, 2017 and 2016, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”)

for financial information with the instructions to Form 10-Q and Regulation S-X. Results are not

necessarily indicative of results which may be achieved in the future. Although they are unaudited, in the opinion of management, they include all adjustments, consisting only of normal recurring items,

necessary for a fair presentation. Results are not necessarily indicative of results which may be achieved in the future. The condensed consolidated interim financial statements and notes appearing in this report should be read in conjunction with our consolidated audited financial statements and related notes thereto,

together with Management’s Discussion and Analysis of Financial Condition and Results of Operations,

contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission (“SEC”) on April 7, 2017.

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

March 31, 2017

(Unaudited)

2. Summary of Significant Accounting Policies (continued)

Financial instruments (continued)

The estimated fair values of the Company's  financial instruments as of March 31, 2017 and December 31,

2016 follows:

March 31,

December 31,

2017

2016

Carrying

Fair

Carrying

Fair

Amount

Value

Amount

Value

Cash

$18,339

$18,339

$6,045

$6,045

Accounts payable and accrued liabilities

979,350

979,350

955,632

955,632

Convertible loan

39,584

39,584

35,417

35,417

Loans payable to stockholders

585,976

585,976

564,399

564,399

Loans payable to related party

129,736

129,736

129,556

129,556

Loans payable

47,513

47,513

47,448

47,448

Amounts due to related parties

529,804

529,804

525,954

525,954

The following table presents information about the assets that are measured at fair value on a recurring basis as of March 31, 2017, and indicates the fair value hierarchy of the valuation techniques the

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

2017

(Level 1)

(Level 2)

(Level 3)

Assets:

Cash

$

18,339

$

18,339

$

—

$

—

The fair value of cash is determined through market, observable and corroborated sources.

Arvana Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2017

(Unaudited)

2. Summary of Significant Accounting Policies (continued)

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

Arvana Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2017

(Unaudited)

3. Amounts Due to Related Parties and Loans Payable to Stockholders

From February,  2007,  until March  31,  2017,  the Company received a number  of loans from stockholders,

related  parties  and  unrelated  third  parties.   As  of  March  31,  2017,  the  Company  had  received  loans  of

$585,976  (Euro  225,000;  CAD$  72,300;  $273,107)  (December  31,  2016  -  $564,399:  Euro  225,000;

CAD$ 72,300; $273,107) from stockholders, loans of $129,736 (CAD$ 27,600; $109,000) (December 31,

2016  –  $129,556:  CAD$  27,600;  $109,000)  from  a  related  party  and  loans  of  $47,513  (CAD$  10,000;

$40,000)  (December  31,  2016  –  $47,448:  CAD$10,000;  $40,000)  from  unrelated  third  parties.  All  of  the

loans  bear  interest  at  6%  per  annum.   The  loans  were  made  in  3  different  currencies,  Euros,  Canadian

Dollars and US Dollars.  All amounts reflected on these consolidated financial statements are expressed in

US  Dollars.    Repayment  of  the  loans  is  due  on  closing  of  any  future  financing  arrangement  by  the

Company.  The  balance  of accrued  interest  of  $371,365 and  $349,186  is  included in  accounts  payable  and

accrued  expenses  at  March  31,  2017,  and  December  31,  2016,  respectively.   Interest  expense  recognized

on  these  loans  was  $16,598  for  the  three  months  ended  March  31,  2017,  compared  to  $12,195  for  the three  months  ended  March  31,  2016,  respectively.  The  Company  also  received  a  convertible  loan  of

$50,000   from  CaiE   Food  Partnership   Ltd.   as   per  Note   8.   This   loan  bears  interest   of  10%  and   is

convertible  into  common  shares  of  the  Company  at  a  price  of  $0.20  per  share.  This  loan  matures  on

November   17,   2017.   The   Company  also   received   an   additional   loan   of   $17,800   from   CaiE   Food

Partnership Ltd. with terms and conditions of this loan to be finalized at a later date.

At March 31, 2017, and December 31, 2016, the Company had amounts due to related parties of $529,804 and $525,954, respectively.  This amount includes $136,100 at March 31, 2017, and December 31, 2016,

payable to two former directors and a current director for services rendered during 2007. This amount is to be paid part in cash and part in stock at a future date with the number of common shares determined by the fair value of the shares on the settlement date. The amounts owing bear no interest, are unsecured, and have no fixed terms of repayment.

4. Common stock

During  the  three  months  ended  March  31,  2017  and  year  ended  December  31,  2016,  the  Company  had issued nil shares and 148,900 shares respectively.

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

Arvana Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2017

(Unaudited)

6. Related Party Transactions

Other  than  amounts  payable  to  related  parties  as  disclosed  below  and  in  Note  3,  the  Company  also incurred  consulting  fees  of  $1,981  (2016  -  $275)  paid  to  a  company  controlled  by  our  chief  executive officer during the three months ended March 31, 2017.

Our  former  chief  executive  officer  and  former  director  entered  into  a  consulting  arrangement  on  a  month to month  basis that  provided for  a monthly fee of CAD$5,000.  These amounts have been accrued and are currently unpaid. This consulting arrangement ended on May 24, 2013. As of March 31, 2017, our former chief executive officer was  owed $62,891 (CAD$83,710)  for services rendered as an officer,  compared to

$62,347  (CAD$83,710)  as  at  December  31,  2016.  The  amounts  owing  for  past  services  have  been included  in  the  total  payable  of  $252,846  as  of  March  31,  2017  and  $249,585  as  of  December  31,  2016

detailed below.

Our former chief financial officer and former director had entered into a consulting agreement on a month to  month  basis  that  provides  for  a  monthly  fee  of  $2,000.  These  amounts  have  been  accrued  and  are currently  unpaid.  This  consulting  arrangement  ended  on  June  14,  2013.  As  of  March  31,  2017  and

December  31,  2016  our  former  chief  financial  officer  was  owed  $58,870  for  services  rendered  as  an officer.

Our  former  chief  executive  officer  and  former  director  is  owed  $252,846  for  unsecured  non-interest bearing  amounts  due  on  demand  loaned  to  the  Company as  of  March  31,  2017,  compared  to  $249,585  as of December 31, 2016.

Our  former  chief  executive  officer  and  former  director  is  owed  $129,736  for  unsecured  amounts  bearing

6%  interest  due  on  demand  loaned  to  the  Company  as  of  March  31,  2017,  compared  to  $129,556  as  of

December 31, 2016.

Our  former  chief  executive  officer  and  former  director  entered  into  a  debt  assignment  agreement  during the  year  ended  December  31,  2016  to  assume  $100,000  in  unpaid  loans  and  $83,357  in  unpaid  amounts payable from a third party.

Our  other  former  officers  are  owed  a  total  of  $81,988  for  their  prior  services  rendered  as  officers  as  at

March 31, 2017, compared to $81,399 as of December 31, 2016.

A  director  of  the  Company  is  owed  $60,000  as  of  March  31,  2017  and  December  31,  2016,  for  services rendered  as  a  director  during 2007.  Two  former  directors  of the  Company are  owed  $76,100  as  of March

31, 2017 and December 31, 2016 for services rendered as directors during 2007.

Arvana Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2017

(Unaudited)

7. Convertible Loan

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

10%  per  year.    During  the  three  months  ended  March  31,  2017  and  year  ended  December  31,  2016,

$4,167 and $10,417 of the discount was amortized, respectively.  As  at March 31, 2017 and December 31,

2016, the balance of the Convertible Note was $39,584 and $35,417 respectively.

On  March  24,  2017,  the  Company obtained  an  additional  loan  from  CaiE  in  the  amount  of  $17,800.  The terms and conditions of this loan have not been finalized.

8. Subsequent Events

The  Company evaluated  its  March  31,  2017,  financial  statements  for  subsequent  events  through  the  date the  financial  statements  were  issued.  The  Company  is  not  aware  of  any  subsequent  events  which  would require recognition or disclosure in the financial statements.

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

Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three months ended March 31, 2017 and March 31, 2016.

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

Results of Operations

During the three months ended March 31, 2017, the Company (i) obtained an additional loan from CaiE;

and (ii) satisfied continuous public disclosure requirements.

Our operations for the three months ended March 31, 2017 and 2016 are summarized below.

Three months

Three months

Ended

Ended

March 31, 2017     March 31, 2016

Expenses:

General and administration

($2,576)

($2,569)

Professional fees

(5,381)

(1,775)

Interest

(16,598)

(12,195)

Foreign exchange loss

(16,708)

(66,903)

Net loss and comprehensive loss

for the period

($41,263)

($83,442)

Net Losses

Net loss for the three months ended March 31, 2017 was $41,263 as compared to net loss of $83,442 for the three months ended March 31, 2016. The decrease of net loss over the three month period ended

March 31, 2017, compared to the three month period ended March 31, 2016, can be attributed to a decrease in foreign exchange loss, offset by an increase in professional fees over the comparable three month periods. The loss on foreign exchange is due to an increase in the value of foreign currencies against the US dollar, which increase has negatively impacted the cost of those expenses that are payable in foreign currencies.

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

2017.

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

The Company had current and total assets of $18,339 as of March 31, 2017, consisting solely of cash and a working capital deficit of $2,293,624, as compared to current and total assets of $6,045, consisting solely of cash and a working capital deficit of $2,252,361 as of December 31, 2016. Net stockholders'

deficiency in the Company was $2,293,624 at March 31, 2017, as compared to a net stockholder’s deficiency in the Company of $2,252,361 at December 31, 2016.

Cash Used in Operating Activities

Net cash flow used in operating activities for the three month period ended March 31, 2017 was $5,506 as compared to $23 for the three month period ended March 31, 2016. Changes in net cash used in operating activities in the current three month period can be attributed primarily to a number of items that are book expense items which do not affect the total amount relative to actual cash used such as unrealized foreign exchange and accretion of convertible debt. Balance sheet accounts that actually affect cash, but are not income statement related items that are added or deducted to arrive at net cash used in operating activities,

include accounts payable and amounts due to related parties.

We expect to continue to use net cash flow in operating activities over the next twelve months or until such time as the Company can generate sufficient revenue to offset operating expenses.

Cash Used in Investing Activities

We do expect to use net cash flow in investing activities in connection with the prospective acquisition of

CaiE. However, until such time as such transaction is concluded, we do not expect to use net cash flows in investing activities.

Cash Flows from Financing Activities

Cash flow provided by financing activities for the three months ended March 31, 2017, was $17,800 as compared to $20,000 for the three months ended March 31, 2016. The cash flows provided from financing activities over the comparative three month periods can be attributed to loans received from

CaiE.

We expect to continue to use cash flow provided by financing activities to maintain operations, acquire

CaiE and alternatively, in the event that our shareholders do not approve the acquisition of CaiE, to seek out suitable business opportunities.

The Company’s current assets are insufficient to conduct its plan of operation over the next twelve (12)

months as it will need at least $25,000 to maintain operations. The Company secured a convertible loan in the amount of $50,000 in 2016 and has received an additional $17,800 in 2017 from CaiE to maintain operations. However, the Company has no commitments or arrangements for the funding necessary to complete the prospective acquisition of CaiE though it does expect that funding will become available.

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

The Company had no lines of credit or other bank financing arrangements as of March 31, 2017.

The Company had no commitments for future capital expenditures that were material at March 31, 2017.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off-Balance Sheet Arrangements

As of March 31, 2017, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition,

revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

Going Concern

Management of the Company has expressed an opinion as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $23,517,039 since  inception and negative cash flows from  operating activities  as of March 31, 2017.  The Company’s ability to continue as a going concern is subject to the ability of the Company to obtain funding from outside sources.  Management’s plan to address the Company’s ability to continue as a going concern includes obtaining funding from the private placement of equity or through debt financing.  Management believes that it will be able to obtain funding to allow the Company to remain a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful.

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

Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March

31, 2017. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2017, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date:  May 15, 2017

INDEX TO EXHIBITS

Regulation

S-K

Exhibit

Number

2.1

Agreement and Plan of Reorganization between the Company, Arvana Networks, Inc. and the Shareholders of Arvana Networks, Inc. dated August 18, 2005(1)

3.1

Articles of Incorporation(2)

3.2

Bylaws, as amended(2)

3.3

Amendment to Articles of Incorporation  (3)

14.1

Code of Ethics  (4)

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-

14(a) of the Exchange Act  (5)

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-

14(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002  (5)

101.INS

XBRL Instance Document(6)

101.PRE

XBRL Taxonomy Extension Presentation Linkbase(6)

101.LAB

XBRL Taxonomy Extension Label Linkbase(6)

101.DEF

XBRL Taxonomy Extension Label Linkbase(6)

101.CAL

XBRL Taxonomy Extension Label Linkbase(6)

101.SCH

XB RL Taxonomy Extension Label Linkbase(6)

(1)    Previously filed with the SEC as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2005.

(2)    Previously filed with the SEC as exhibits to the Company’s registration statement on Form 10- SB filed with the SEC on May 24, 2000.

(3)    Previously filed with the SEC as an exhibit to the Company’s registration statement on Form 8-K filed with the SEC on October 12, 2010.

(4)    Previously filed with the SEC as an exhibit to the Company’s Annual Report on Form 10-KSB filed with the SEC on April 16, 2007.

(5)    Filed as exhibits to this Periodic Report on Form 10-Q.

(6)    Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not

“filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the

Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the

Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

1