Form 10-Q
period 2017-06-30
ARVANA INC
filed 2017-08-14
CIK 1113313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2017.

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒  No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s common stock, $0.001 par value (the only class of voting stock), at August 14, 2017, was 1,034,030.

1

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

Arvana Inc.
Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS

Current assets:
Cash	$12,984	$6,045

Total assets	$12,984	$6,045

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$1,019,155	$955,632
Convertible loan (net of discount of $6,249 and $14,583 respectively (Note 7)	43,751	35,417
Loans payable to stockholders (Note 3)	585,659	564,399
Loans payable to related party (Note 3)	130,269	129,556
Loans payable (Note 3)	65,506	47,448
Amounts due to related parties (Note 3)	537,419	525,954
Total current liabilities	2,381,759	2,258,406

Stockholders' deficiency
Common stock, $0.001 par value 5,000,000 authorized, 1,034,030 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively (Note 4)	1,034	1,034
Additional paid-in capital	21,225,717	21,225,717
Deficit	(23,592,190)	(23,475,776)
	(2,365,439)	(2,249,025)
Less: Treasury stock – 2,085 common shares at June 30, 2017 and December 31, 2016, respectively	(3,336)	(3,336)
Total stockholders’ deficiency	(2,368,775)	(2,252,361)

	$12,984	$6,045

The accompanying notes are an integral part of these condensed consolidated financial statements.

Arvana Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating expenses
General and administrative	$2,804	$5,965	$5,380	$8,534
Professional fees	4,000	7,102	9,381	8,877
Total operating expenses	6,804	13,067	14,761	17,411

Loss from operations	(6,804)	(13,067)	(14,761)	(17,411)

Interest expense	(16,872)	(12,082)	(33,470)	(24,277)
Foreign exchange gain (loss)	(51,475)	12,199	(68,183)	(54,704)

Net loss and comprehensive loss	$(75,151)	$(12,950)	$(116,414)	$(96,392)

Per common share information – basic and diluted:
Weighted average shares outstanding	885,130	885,130	885,130	885,130

Net loss per common share – basic and diluted	$(0.08)	$(0.01)	$(0.13)	$(0.11)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Arvana Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016

Cash flows from operating activities
Net loss	$(116,414)	$(96,392)

Item not involving cash:
Unrealized foreign exchange	67,101	54,361
Accretion	8,334	—
Changes in non-cash working capital:
Accounts payable and accrued liabilities	26,210	15,773
Amounts due to related parties	3,908	911
Net cash used in operations	(10,861)	(25,347)

Cash flows from investing activities
Net cash used in investing activities	—	—

Cash flows from financing activities
Loans corresponding to MOU (Note 7)	17,800	50,000
Net cash provided by financing activities	17,800	50,000

Increase in cash	6,939	24,653
Cash, beginning of period	6,045	53
Cash, end of period	$12,984	$24,706

Supplementary information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

There were no non-cash investing or financing transactions for the six month periods ended June 30, 2017 and 2016.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Arvana Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2017

(Unaudited)

1. Nature of Business and Ability to Continue as a Going Concern

Arvana Inc. (“our”, “we”,”us” and the “Company”) was incorporated under the laws of the State of Nevada as Turinco, Inc. on September 16, 1977. On July 24, 2006, the shareholders approved a change of the Company’s name from Turinco, Inc. to Arvana Inc.

These condensed consolidated financial statements for the six month period ended June 30, 2017, include the accounts of the Company and its subsidiary Arvana Networks Inc. (including its wholly-owned subsidiaries, Arvana Participaçōes S.A. and Arvana Comunicações do Brasil S. A. The Company has ceased all operations in its subsidiary companies, and has written-off or disposed of all assets in the subsidiary companies, consequently they are now all considered to be inactive subsidiaries.

Our reporting currency and functional currency is the United States dollar (“US Dollar”) and the accompanying condensed consolidated financial statements have been expressed in US Dollars.

These condensed consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. For the six month period ended June 30, 2017, the Company recognized a net loss of $116,414 as a result of general administrative expenses, interest expenses and foreign exchange losses. At June 30, 2017, the Company had a working capital deficiency of $2,368,775. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

June 30, 2017

(Unaudited)

2. Summary of Significant Accounting Policies

Basis of presentation

The Company is in the process of transacting a business opportunity and has minimal operating levels. The Company’s fiscal year end is December 31. The accompanying condensed interim consolidated financial statements of Arvana Inc. for the six months ended June 30, 2017 and 2016, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for financial information with the instructions to Form 10-Q and Regulation S-X. Results are not necessarily indicative of results which may be achieved in the future. Although they are unaudited, in the opinion of management, they include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Results are not necessarily indicative of results which may be achieved in the future. The condensed consolidated interim financial statements and notes appearing in this report should be read in conjunction with our consolidated audited financial statements and related notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission (“SEC”) on April 7, 2017.

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

Arvana Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2017

(Unaudited)

2. Summary of Significant Accounting Policies (continued)

Financial instruments (continued)

The estimated fair values of the Company's financial instruments as of June 30, 2017 and December 31, 2016 follows:

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash	$12,984	$12,984	$6,045	$6,045
Accounts payable and accrued liabilities	1,019,155	1,019,155	955,632	955,632
Convertible loan	43,751	43,751	35,417	35,417
Loans payable to stockholders	585,659	585,659	564,399	564,399
Loans payable to related party	130,269	130,269	129,556	129,556
Loans payable	65,506	65,506	47,448	47,448
Amount due to related parties	537,419	537,419	525,954	525,954

The following table presents information about the assets that are measured at fair value on a recurring basis as of June 30, 2017, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	June 30, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$12,984	$12,984	$—	$—

The fair value of cash is determined through market, observable and corroborated sources.

Arvana Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2017

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

Arvana Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2017

(Unaudited)

2. Summary of Significant Accounting Policies (continued)

Recent accounting pronouncements (continued)

In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updates ASU 2017-07, requiring certain changes to the presentation of the expenses related to postretirement benefits accounted for under Topic 715. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently assessing the impact adoption of this standard will have on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.

3. Amounts Due to Related Parties and Loans Payable to Stockholders

From February, 2007, until June 30, 2017, the Company received a number of loans from stockholders, related parties and unrelated third parties. As of June 30, 2017, the Company had received loans of $585,659 (Euro 225,000; CAD$ 72,300; $273,107) (December 31, 2016 - $564,399: Euro 225,000; CAD$ 72,300; $273,107) from stockholders, loans of $130,269 (CAD$ 27,600; $109,000) (December 31, 2016 – $129,556: CAD$ 27,600; $109,000) from a related party and loans of $65,506 (CAD$ 10,000; $40,000) (December 31, 2016 – $47,448: CAD$10,000; $40,000) from unrelated third parties. All of the loans bear interest at 6% per annum. The loans were made in 3 different currencies, Euros, Canadian Dollars and US Dollars. All amounts reflected on these consolidated financial statements are expressed in US Dollars. Repayment of the loans is due on closing of any future financing arrangement by the Company. The balance of accrued interest of $390,287 and $349,186 is included in accounts payable and accrued expenses at June 30, 2017, and December 31, 2016, respectively. Interest expense recognized on these loans was $16,872 and $33,470 for the three and six months ended June 30, 2017, respectively, compared to $12,082 and $24,277 for the three and six months ended June 30, 2016, respectively. The Company also received a convertible loan of $50,000 from CaiE Food Partnership Ltd. as per Note 7. This loan bears interest of 10% and is convertible into common shares of the Company at a price of $0.20 per share. This loan matures on November 17, 2017. The Company also received an additional loan of $17,800 from CaiE Food Partnership Ltd. with terms and conditions of this loan to be finalized at a later date.

At June 30, 2017, and December 31, 2016, the Company had amounts due to related parties of $537,419 and $525,954, respectively. This amount includes $136,100 at June 30, 2017, and December 31, 2016, payable to two former directors and a current director for services rendered during 2007. This amount is to be paid part in cash and part in stock at a future date with the number of common shares determined by the fair value of the shares on the settlement date. The amounts owing bear no interest, are unsecured, and have no fixed terms of repayment.

Arvana Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2017

(Unaudited)

4. Common stock

During the six months ended June 30, 2017 and year ended December 31, 2016, the Company had issued nil shares and 148,900 shares respectively.

Shares issued during the year ended December 31, 2016 were valued at $0.23 a share in exchange for the extinguishment of debt in the amount of $74,450, resulting in a gain on settlement of debt of $40,203, an amount comprised of principal and accrued interest on a loan from 2008.

5. Segmented Information

The Company has no reportable segments.

6. Related Party Transactions

Other than amounts payable to related parties as disclosed below and in Note 3, the Company also incurred consulting fees of $4,481 (2016 - $5,588) paid to a company controlled by our chief executive officer during the six months ended June 30, 2017.

Our former chief executive officer and former director entered into a consulting arrangement on a month to month basis that provided for a monthly fee of CAD$5,000. These amounts have been accrued and are currently unpaid. This consulting arrangement ended on May 24, 2013. As of June 30, 2017, our former chief executive officer was owed $64,507 (CAD$83,710) for services rendered as an officer, compared to $62,347 (CAD$83,710) as at December 31, 2016. The amounts owing for past services have been included in the total payable of $258,714 as of June 30, 2017 and $249,585 as of December 31, 2016.

Our former chief financial officer and former director had entered into a consulting agreement on a month to month basis that provides for a monthly fee of $2,000. These amounts have been accrued and are currently unpaid. This consulting arrangement ended on June 14, 2013. As of June 30, 2017 and December 31, 2016 our former chief financial officer was owed $58,870 for services rendered.

Our former chief executive officer and former director is owed $258,714 for unsecured non-interest bearing amounts due on demand loaned to the Company as of June 30, 2017, compared to $249,585 as of December 31, 2016.

Our former chief executive officer and former director is owed $130,269 for unsecured amounts bearing 6% interest due on demand loaned to the Company as of June 30, 2017, compared to $129,556 as of December 31, 2016.

Our former chief executive officer and former director entered into a debt assignment agreement during the year ended December 31, 2016 to assume $100,000 in unpaid loans and $83,357 in unpaid amounts payable from a third party.

Our other former officers are owed a total of $83,734 for their prior services rendered as officers as at June 30, 2017, compared to $81,399 as of December 31, 2016.

A director of the Company is owed $60,000 as of June 30, 2017 and December 31, 2016, for services rendered as a director during 2007. Two former directors of the Company are owed $76,100 as of June 30, 2017 and December 31, 2016 for services rendered as directors during 2007.

Arvana Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2017

(Unaudited)

7. Convertible Loan

On May 18, 2016, the Company entered into a Convertible Promissory Note (“Convertible Note”) agreement pursuant to which the Company received $50,000 (2015 - $Nil) from CaiE Food Partnership Ltd. (“CaiE”). The $50,000 Convertible Note is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at a fixed price of $0.20 per share. Due to the conversion price being lower than the closing share price on the grant date, a beneficial conversion feature resulted from this issuance. The Convertible Note accrues interest at a rate equal to 10% per year. During the six months ended June 30, 2017 and year ended December 31, 2016, $8,334 and $10,417 of the discount was amortized, respectively. As at June 30, 2017 and December 31, 2016, the balance of the Convertible Note was $43,751 and $35,417 respectively.

On March 24, 2017, the Company obtained an additional loan from CaiE in the amount of $17,800. The terms and conditions of this loan have not been finalized.

8. Subsequent Events

The Company evaluated its June 30, 2017, financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements except as follows:

On August 11, 2017, the Company received an advance of $10,000 from CaiE Food Partnership Ltd. The terms and conditions of the advance are to be determined.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three and six months ended June 30, 2017 and June 30, 2016.

Overview

On March 17, 2016, the Company entered into a non-binding Memorandum of Understanding (“MOU”) with CaiE Food Partnership Ltd. (“CaiE”) for the purpose of acquiring CaiE as a wholly owned subsidiary. CaiE is in the business of manufacturing and distributing fresh Dim Sum food products from a facility in Sparks Nevada. The MOU anticipates that the Company will issue, subject to shareholder approval, a fully diluted sixty-seven percent (67%) interest in its common stock in exchange for CaiE. The MOU further provides that CaiE lend the Company fifty thousand dollars ($50,000) on a convertible basis prior to the consummation of the transaction. The anticipated transaction will require the Company to convert existing debt into shares of its common stock, increase the number of authorized common shares, elect a new Board of Directors and change its name to reflect the new business. CaiE had loaned the Company $77,800 as of the filing date of this report and the Company is working with CaiE to finalize a definitive transaction.

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

Results of Operations

During the six months ended June 30, 2017, the Company (i) obtained an additional loan from CaiE; and (ii) satisfied continuous public disclosure requirements.

Our operations for the three and six months ended June 30, 2017 and 2016 are summarized below.

	Three months Ended June 30, 2017	Three months Ended June 30, 2016	Six months Ended June 30, 2017	Six months Ended June 30, 2016
Expenses:
General and administration	($2,804)	($5,965)	($5,380)	($8,534)
Professional fees	(4,000)	(7,102)	(9,381)	(8,877)
Interest	(16,872)	(12,082)	(33,470)	(24,277)
Foreign exchange gain (loss)	(51,475)	12,199	(68,183)	(54,704)
Net income (loss) and comprehensive income (loss) for the period	($75,151)	($12,950)	($116,414)	($96,392)

Net Losses

Net loss for the three months ended June 30, 2017, was $75,151 as compared to net loss of $12,950 for the three months ended June 30, 2016. The increase of net losses over the three month period ended June 30, 2017, compared to the three month period ended June 30, 2016, can be attributed to an increase in foreign exchange loss, and an increase in interest expense as a result of accretion on the convertible loan, which are offset by a decrease in general and administrative expenses and professional fees over the comparable three month periods. The loss on foreign exchange is due to an increase in the value of foreign currencies against the US dollar, which increase has negatively impacted the cost of those expenses that are payable in foreign currencies.

Net loss for the six months ended June 30, 2017 was $116,414 as compared to net loss of $96,392 for the six months ended June 30, 2016. The increase of net loss over the six month period ended June 30, 2017, compared to the six month period ended June 30, 2016, can be attributed to an increase in foreign exchange loss, and an increase in interest expense as a result of accretion on the convertible loan, which are offset by a decrease in general and administrative expenses over the comparable six month periods. The loss on foreign exchange is due to an increase in the value of foreign currencies against the US dollar, which increase has negatively impacted the cost of those expenses that are payable in foreign currencies.

We did not generate revenue during this period and expect to continue to incur losses over the next twelve months at a rate comparable to the prior annual period presented here or until such time as we are able to conclude the acquisition or development of a new business opportunity that produces net income.

Capital Expenditures

The Company expended no amounts on capital expenditures for the six month period ended June 30, 2017.

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

The Company had current and total assets of $12,984 as of June 30, 2017, consisting solely of cash and a working capital deficit of $2,368,775, as compared to current and total assets of $6,045, consisting solely of cash and a working capital deficit of $2,252,361 as of December 31, 2016. Net stockholders' deficiency in the Company was $2,368,775 at June 30, 2017, as compared to a net stockholder’s deficiency in the Company of $2,252,361 at December 31, 2016.

Cash Used in Operating Activities

Net cash flow used in operating activities for the six month period ended June 30, 2017 was $10,861 as compared to $25,347 for the six month period ended June 30, 2016. Changes in net cash used in operating activities in the current six month period can be attributed primarily to a number of items that are book expense items which do not affect the total amount relative to actual cash used such as unrealized foreign exchange and accretion of convertible debt. Balance sheet accounts that actually affect cash, but are not income statement related items that are added or deducted to arrive at net cash used in operating activities, include accounts payable and amounts due to related parties.

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

Cash Flows from Financing Activities

Cash flow provided by financing activities for the six months ended June 30, 2017, was $17,800 as compared to $50,000 for the six months ended June 30, 2016. The cash flows provided from financing activities over the comparative six month periods can be attributed to loans received from CaiE.

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

The Company had no lines of credit or other bank financing arrangements as of June 30, 2017.

The Company had no commitments for future capital expenditures that were material at June 30, 2017.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off-Balance Sheet Arrangements

As of June 30, 2017, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

Going Concern

Management of the Company has expressed an opinion as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $23,592,190 since inception and negative cash flows from operating activities as of June 30, 2017. The Company’s ability to continue as a going concern is subject to the ability of the Company to obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes obtaining funding from the private placement of equity or through debt financing. Management believes that it will be able to obtain funding to allow the Company to remain a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful.

Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this current report, with the exception of historical facts, are forward-looking statements. Forward-looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

•	our anticipated financial performance and business plan;
•	the sufficiency of existing capital resources;
•	our ability to raise capital to fund cash requirements for future operations;
•	uncertainties related to the Company’s future business prospects;
•	the volatility of the stock market and;
•	general economic conditions.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the acting chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2017. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2017, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ARVANA INC.

By:	/s/ Ruairidh Campbell
Ruairidh Campbell, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Date:	August 14, 2017

INDEX TO EXHIBITS

Regulation S-K Number	Exhibit
2.1	Agreement and Plan of Reorganization between the Company, Arvana Networks, Inc. and the Shareholders of Arvana Networks, Inc. dated August 18, 2005(1)
3.1	Articles of Incorporation(2)
3.2	Bylaws, as amended(2)
3.3	Amendment to Articles of Incorporation (3)
14.1	Code of Ethics (4)
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (5)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)
101.INS	XBRL Instance Document(6)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase(6)
101.LAB	XBRL Taxonomy Extension Label Linkbase(6)
101.DEF	XBRL Taxonomy Extension Label Linkbase(6)
101.CAL	XBRL Taxonomy Extension Label Linkbase(6)
101.SCH	XBRL Taxonomy Extension Label Linkbase(6)

(1)	Previously filed with the SEC as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2005.
(2)	Previously filed with the SEC as exhibits to the Company’s registration statement on Form 10- SB filed with the SEC on May 24, 2000.
(3)	Previously filed with the SEC as an exhibit to the Company’s registration statement on Form 8-K filed with the SEC on October 12, 2010.
(4)	Previously filed with the SEC as an exhibit to the Company’s Annual Report on Form 10-KSB filed with the SEC on April 16, 2007.
(5)	Filed as exhibits to this Periodic Report on Form 10-Q.
(6)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

