Form 10-K
period 2017-12-31
ARVANA INC
filed 2018-04-16
CIK 1113313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _to _

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

Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerate filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check number if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☒  No ☐

The aggregate market value of the registrant’s common stock, $0.001 par value (the only class of voting stock), held by non-affiliates (1,019,405 shares) was $382,277 based on the average of the bid and ask price ($0.375) for the common stock on April 13, 2018.

At April 13, 2018, the number of shares outstanding of the registrant’s common stock, $0.001 par value (the only class of voting stock), was 1,034,030.

1

PART I

ITEM 1. BUSINESS

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

Overview

The Company was incorporated in the State of Nevada on June 16, 1977 as “Turinco, Inc.” to engage in any legal undertaking. On July 24, 2006, the shareholders approved a change of the Company’s name from “Turinco, Inc.” to Arvana Inc. to reflect the acquisition of Arvana Networks, Inc. and the decision to operate a telecommunications business. We discontinued efforts related to our telecommunications business as of December 31, 2009. We have since been in the process of seeking other business opportunities.

Our office is located at 299 S. Main Street, 13th Floor, Salt Lake City, Utah 84111, and our telephone number is (801) 232-7395. Our registered agent is JAD Communications LLC., 5209 West Gowan Road, Las Vegas, Nevada 89130.

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

The MOU anticipates that the Company will issue, subject to shareholder approval, a fully diluted sixty-seven percent (67%) interest in its common stock in exchange for CaiE. The MOU further provides that CaiE lend the Company fifty thousand dollars ($50,000) on a convertible basis prior to the consummation of the transaction. The anticipated transaction will require the Company to convert existing debt into shares of its common stock, increase the number of authorized common shares, elect a new Board of Directors and change its name to reflect the new business. CaiE has loaned the Company $87,800 as of the filing date of this report.

In the event that the Company does not complete the acquisition of CaiE, its intention will be to identify and evaluate alternative business opportunities that might be a good match for the Company. We will not be able to develop any identified business opportunities without additional financing. Our Board of Directors is actively pursuing financing to maintain operations..

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

We will not acquire or merge with any company for which audited financial statements cannot be obtained. Nonetheless, it may be anticipated that any opportunity in which we determine to participate would present certain risks to our shareholders. Risks might include the track record of management’s effectiveness, failures to establish a consistent market for products or services, development stage, or to realize profits. Many more of these risks may not be adequately identified prior to the selection of a specific opportunity, and our shareholders must, therefore, depend on the ability of management to identify and evaluate such risks as such become evident.

Acquisition of Business

We may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another entity or may purchase the stock or assets of an existing business. On the consummation of any given transaction it is possible that present management and shareholders would no longer control the Company. Further, management may, resign and be replaced by new officers and directors without a vote of the Company’s shareholders. Securities issued in any reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of any transaction, the Company may agree to register securities either at the time the transaction is consummated, or at a specified time thereafter. The issuance of a substantial additional securities and their potential sale into any trading market could have a depressive effect on our stock price.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction would find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called “tax-free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (“Code”). However, in order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity.

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

Employees

The Company currently has one part time employee. Ruairidh Campbell, our chief executive officer, chief financial officer and one of our directors who manages the Company. The Company looks to Mr. Campbell for his entrepreneurial skills and talents. Management uses consultants, attorneys and accountants as necessary and does not plan to engage any full-time employees in the near future.

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

Research and Development

During the years ended December 31, 2017 and 2016, the Company spent no amounts on research and development activities.

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

ITEM 2. PROPERTIES

The Company maintains its office at 299 S. Main Street, 13th Floor, Salt Lake City, Utah 84111. We pay monthly rent of $69 on a month to month basis for the use of this office. We do not believe that we will need to maintain a larger office at any time in the foreseeable future in order to maintain operations.

ITEM 3. LEGAL PROCEEDINGS

We are not party to any legal proceedings and to our knowledge no such proceedings are threatened or contemplated.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are quoted on the Pink Current Information under the symbol “AVNI”, a service maintained by the OTC Market Group, Inc. Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions.

The following table indicates the high and low bid prices of our common shares during the periods indicated:

QUARTER ENDED	HIGH BID	LOW BID
December 31, 2017	$0.55	$0.55
September 30, 2017	$0.55	$0.55
June 30, 2017	$0.55	$0.36
March 31, 2017	$0.55	$0.36
December 31, 2016	$0.55	$0.23
September 30, 2016	$0.40	$0.23
June 30, 2016	$0.51	$0.29
March 31, 2016	$0.65	$0.20

The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Capital Stock

The following is a summary of the material terms of the Company’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of December 31, 2017, there were 60 shareholders of record holding a total of 1,034,030 shares of fully paid and non-assessable common stock of the 5,000,000 shares of common stock, par value $0.001, authorized. The board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Warrants

As of December 31, 2017, the Company had no outstanding warrants to purchase shares of its common stock.

Stock Options

As of December 31, 2017, the Company had no outstanding stock options to purchase shares of its common stock.

Convertible Securities

As of December 31, 2017, the Company has a convertible loan in the principal amount of $50,000.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company had no securities authorized for issuance under any equity compensation plan as of December 31, 2017.

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

The Company had not repurchased any shares of its common stock during the year ended December 31, 2017.

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

Recent Sales of Unregistered Securities

None.

Trading Information

The Company’s transfer agent is:

ISSUER DIRECT CORPORATION

500 Perimeter Park Drive Suite D

Morrisville NC 27560

919-481-4000

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

Results of Operations

During the year ended December 31, 2017, the Company satisfied continuous public disclosure requirements.

Our operations for the years ended December 31, 2017 and 2016 are summarized below.

	2017	2016
Operating Expenses:
General and Administration	(11,708)	(15,441)
Professional fees	(27,281)	(24,558)
Loss from operations	(38,989)	(39,999)
Interest expense	(65,553)	(56,946)
Foreign exchange loss	(120,372)	(5,789)
Gain on settlement of debt	—	40,203
Net Loss for the Year	$(224,914)	$(62,531)

Net Losses

Net loss for year ended December 31, 2017, was $224,914 as compared to a net loss of $62,531 for the year ended December 31, 2016. The increase to net loss over the twelve month period ended December 31, 2017, can be primarily attributed to the loss on foreign exchange due to an increase in the value of foreign currencies against the US dollar, which increase negatively impacted the cost of expenses payable in foreign currencies.

We did not generate revenue during this period and expect to continue to incur losses over the next twelve months at a rate comparable to the current annual period presented here or until such time as we are able to conclude the acquisition or development of a new business opportunity that produces net income.

Capital Expenditures

The Company expended no amounts on capital expenditures for the year ended December 31, 2017.

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

The Company had assets of $4,730 as of December 31, 2017, consisting solely of cash and a working capital deficit of $2,477,275, as compared to assets of $6,045, consisting solely of cash and a working capital deficit of $2,252,361 as of December 31, 2016. Net stockholders' deficit in the Company was $2,477,275 at December 31, 2017, as compared to a net stockholder’s deficit in the Company of $2,252,361 at December 31, 2016.

Cash Used in Operating Activities

Net cash used in operating activities for the twelve month period ended December 31, 2017, was $29,115 as compared to net cash used in operating activities of $44,008 for the twelve month period ended December 31, 2016. Net cash used in operating activities in the current period can be attributed primarily to a number of items that are book expense items which do not affect the total amount relative to actual cash used including unrealized foreign exchange loss, gain on the settlement of debt and amortization of the discount on a convertible loan. Balance sheet accounts that actually affect cash, but are not income statement related items that are added or deducted to arrive at net cash used in operating activities, include amounts payable and amounts due to related parties.

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

Cash Flows from Financing Activities

Net cash flow provided by financing activities for the year ended December 31, 2017, decreased to $27,800 as compared to $50,000 for the year ended December 31, 2016. The decrease in cash flow provided from financing activities over the prior year can be attributed to a decrease in CaiE loans received over the current period in comparison to CaiE loans received in the prior period.

We expect to continue to use cash flow provided by financing activities to maintain operations and acquire CaiE. In the event the prospective acquisition of CaiE is not completed, the Company will seek to identify an alternative business opportunity.

The Company’s current assets are insufficient to conduct its plan of operation over the next twelve (12) months as it will need at least $25,000 to maintain operations. The Company secured a convertible loan of $50,000 in 2016,an additional loan of $27,800 in 2017 and an additional loan of $10,000 subsequent to period end to maintain operations. However, the Company has no commitments or arrangements for the funding necessary to complete the prospective acquisition of CaiE. The Company’s shareholders or CaiE remain the most likely sources of new funding in the form of loans or equity placements though none have made any commitment for future investment as of the date of this report. The Company’s inability to obtain sufficient funding to maintain operations would have a material adverse affect on its ability to acquire CaiE.

The Company does not intend to pay cash dividends in the foreseeable future.

The Company had no lines of credit or other bank financing arrangements as of December 31, 2017.

The Company had no commitments for future capital expenditures that were material at December 31, 2017.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off-Balance Sheet Arrangements

As of December 31, 2017, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Future Financings

We anticipate continuing to rely on debt or equity sales of our shares of common stock in order to continue to fund our business operations. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our plan of operations.

Critical Accounting Policies

In Note 2 to the audited consolidated financial statements for the years ended December 31, 2017 and 2016, included in our Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States.

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

Going Concern

The Company’s auditors have expressed an opinion as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $23,700,690 since inception and negative cash flows from operating activities as of December 31, 2017. The Company’s ability to continue as a going concern is subject to the ability of the Company to obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes obtaining funding from the private placement of equity or through debt financing. Management believes that it will be able to obtain funding to allow the Company to remain a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited consolidated financial statements for the year ended December 31, 2017, as set forth below, are included with this Annual Report on Form 10-K. Our audited consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States and are expressed in U.S. dollars.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Arvana Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Arvana Inc. as of December 31, 2017 and 2016 and the related consolidated statements of operations and comprehensive loss, stockholders' deficiency and cash flows for the years ended December 31, 2017 and 2016. The Company’s management is responsible for these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company generated negative cash flows from operating activities during the past year. The Company has an accumulated deficit of $23,700,690 as at December 31, 2017. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DAVIDSON & COMPANY”

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Accountants

April 13, 2018

Arvana Inc. and Subsidiaries
Consolidated Balance Sheets

(Expressed in US Dollars)

	December 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash	$4,730	$6,045
Total assets	$4,730	$6,045

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$1,075,409	$955,632
Convertible loan (net of discount of $nil and $14,583 respectively (Note 9)	50,000	35,417
Loans payable to stockholders (Note 3)	600,651	564,399
Loans payable to related party (Note 3)	131,000	129,556
Loans payable (Note 3)	75,813	47,448
Amounts due to related parties (Note 3)	549,132	525,954
Total current liabilities	2,482,005	2,258,406

Stockholders' deficiency
Common stock, $0.001 par value 5,000,000 authorized,1,034,030 shares issued and outstanding at December 31, 2017 and 2016, respectively	1,034	1,034
Additional paid-in capital	21,225,717	21,225,717
Deficit	(23,700,690)	(23,475,776)
	(2,473,939)	(2,249,025)
Less: Treasury stock – 2,085 common shares at December 31, 2017 and 2016, respectively	(3,336)	(3,336)
Total stockholders’ deficiency	(2,477,275)	(2,252,361)
	$4,730	$6,045

The accompanying notes are an integral part of these consolidated financial statements.

Arvana Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in US Dollars)

	For the years ended
	December 31,
	2017	2016
Operating expenses
General and administrative	$11,708	$15,441
Professional fees	27,281	24,558
Total operating expenses	38,989	39,999

Loss from operations	(38,989)	(39,999)

Interest expense	(65,553)	(56,946)
Foreign exchange loss	(120,372)	(5,789)
Gain on settlement of debt (Note 5)	—	40,203

Net loss and comprehensive loss	$(224,914)	$(62,531)

Per common share information – basic and diluted:
Weighted average shares outstanding	1,034,030	912,794
Net loss per common share – basic and diluted	$(0.22)	$(0.07)

The accompanying notes are an integral part of these consolidated financial statements.

Arvana Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

	For the years ended
	December 31,
	2017	2016
Operating activities
Net loss	$(224,914)	$(62,531)

Items not involving cash:
Unrealized foreign exchange loss	118,486	6,900
Gain on settlement of debt	—	(40,203)
Amortization of discount on convertible loan	14,583	10,417
Changes in non-cash working capital:
Accounts payable and accrued liabilities	54,870	34,587
Amounts due to related parties	7,860	6,822
Net cash used in operations	(29,115)	(44,008)

Investing activities
Net cash used in investing activities	—	—

Financing activities
Proceeds of loans payable	27,800	—
Proceeds of convertible loan (Note 9)	—	50,000
Net cash provided by financing activities	27,800	50,000

Increase (decrease) in cash	(1,315)	5,992
Cash, beginning of year	6,045	53
Cash, end of year	$4,730	$6,045

Supplementary information:
Cash paid for interest	$—	$—
Cash paid for income taxes paid	$—	$—
Shares issued for loan payable	$—	$34,247
Discount on convertible notes from beneficial conversion feature	$—	$25,000

The accompanying notes are an integral part of these consolidated financial statements.

Arvana Inc. and Subsidiaries
Consolidated Statements of Stockholders' Deficiency
(Expressed in US Dollars)

	Common Shares				Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Deficit	Shares	Amount	Total Stockholders’ Deficiency
Balance, December 31, 2015	885,130	$885	$21,166,619	$(23,413,245)	(2,085)	$(3,336)	$(2,249,077)
Debt settlement	148,900	149	34,098				34,247
Discount on convertible notes from beneficial conversion feature			25,000				25,000
Net loss for the year ended December 31, 2016				(62,531)			(62,531)
Balance, December 31, 2016	1,034,030	1,034	21,225,717	(23,475,776)	(2,085)	(3,336)	(2,252,361)
Net loss for the year ended December 31, 2017				(224,914)			(224,914)
Balance, December 31, 2017	1,034,030	$1,034	$21,225,717	$(23,700,690)	(2,085)	$(3,336)	$(2,477,275)

The accompanying notes are an integral part of these consolidated financial statements.

Arvana Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

(Expressed in U.S. Dollars)

1. Nature of Business and Ability to Continue as a Going Concern

Arvana Inc. (“our”, “we”, “us” and the “Company”) was incorporated under the laws of the State of Nevada as Turinco, Inc. on September 16, 1977, with authorized common stock of 2,500 shares with a par value of $0.25. On October 16, 1998, the authorized capital stock was increased to 100,000,000 common shares with a par value of $0.001 and a forward common stock split of eight shares for each outstanding share. In 2005, we completed another forward common stock split of nine shares for each outstanding share. On July 24, 2006, the shareholders approved a change of the Company’s name from Turinco, Inc. to Arvana Inc. On September 30, 2010, the authorized capital stock was decreased to 5,000,000 common shares with a par value of $0.001 in combination with a reverse split of one share for every twenty shares outstanding.

These consolidated financial statements for the year ended December 31, 2017, include the accounts of the Company and its subsidiary Arvana Networks Inc. (including its wholly-owned subsidiaries, Arvana Participaçōes S.A. (“Arvana Par”) and Arvana Comunicações do Brasil S. A. (“Arvana Com”)). The Company has ceased all operations in its subsidiary companies, and has written-off or disposed of all assets in the subsidiary companies, consequently same are all considered to be inactive subsidiaries.

The reporting currency and functional currency of the Company and its subsidiaries is the United States dollar (“US Dollar”) and the accompanying consolidated financial statements have been expressed in US Dollars.

These consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. For the year ended December 31, 2017, the Company recognized net loss from operations of $224,914. At December 31, 2017, the Company had a working capital deficiency of $2,477,275. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

For the Years Ended December 31, 2017 and 2016

(Expressed in U.S. Dollars)

2. Summary of Significant Accounting Policies

a) Basis of presentation

The Company is in the process of evaluating business opportunities and has minimal operating expenses. Our fiscal year end is December 31. The accompanying consolidated financial statements of Arvana Inc. for the years ended December 31, 2017 and 2016, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for financial information with the instructions to Form 10-K and Regulation S-K. Results are not necessarily indicative of results which may be achieved in the future.

b) Basis of consolidation

Included in the financial statements are the accounts of the Company, its wholly-owned inactive subsidiaries: Arvana Networks, Arvana Par, and Arvana Com. All inter-company transactions and balances have been eliminated.

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

e) Comprehensive income (loss)

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

For the Years Ended December 31, 2017 and 2016

(Expressed in U.S. Dollars)

2. Summary of Significant Accounting Policies (continued)

g) Financial instruments

The Company uses the following methods and assumptions to estimate the fair value of each class of financial instruments for which it is practicable to estimate such values:

Cash - the carrying amount approximates fair value because the amounts consist of cash held at a bank.

Accounts payable and accrued liabilities, convertible loan, loans payable and amounts due to related parties - the carrying amount approximates fair value due to the short-term nature of the obligations.

The estimated fair values of the Company's financial instruments as of December 31, 2017 and December 31, 2016 follows:

	December 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash	$4,730	$4,730	$6,045	$6,045
Accounts payable and accrued liabilities	1,075,409	1,075,409	955,632	955,632
Convertible loan	50,000	50,000	35,417	35,417
Loans payable to stockholders	600,651	600,651	564,399	564,399
Loans payable to related party	131,000	131,000	129,556	129,556
Loans payable	75,813	75,813	47,448	47,448
Amounts due to related parties	$549,132	$549,132	$525,954	$525,954

The following table presents information about the assets that are measured at fair value on a recurring basis as of December 31, 2017, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	December 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$4,730	$4,730	$—	$—

The fair value of cash is determined through market, observable and corroborated sources.

Arvana Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

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

j) Stock-based compensation

The Company accounts for all stock-based payments to employees and non-employees under ASC 718 “Stock Compensation,” using the fair value method. Under the fair value method, stock-based payments are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measurable. The cost of stock-based payments to non-employees that are fully vested and non-forfeitable at the grant date is measured and recognized at that date.

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

l) Earnings (loss) per share

Basic earnings (loss) per share are computed using the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share are computed using the weighted average number of common shares and potentially dilutive common stock equivalents, including stock options and warrants. There were no outstanding stock options or warrants as at December 31, 2017 and 2016.

Arvana Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

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

In November 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updates ASU 2016-18, requiring that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of- period total cash amounts shown on the statement of cash flows. Consequently, transfers between cash and restricted cash will not be presented as a separate line item in the operating, investing or financing sections of the cash flow statement. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company considers that ASU 2016 -18 will have a limited impact on the presentation of the statement of cash flows.

Arvana Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

(Expressed in U.S. Dollars)

3. Loans Payable

As of December 31, 2017, the Company had received loans of $600,651 (Euro 225,000; CAD$ 72,300; $273,107) (December 31, 2016 - $564,399: Euro 225,000; CAD$ 72,300; $273,107) from stockholders, loans of $131,000 (CAD$ 27,600; $109,000) (December 31, 2016 – $129,556: CAD$ 27,600; $109,000) from a related party and loans of $75,813 (CAD$ 10,000; $67,800) (December 31, 2016 – $47,742: CAD$ 10,000; $40,000) from unrelated third parties. All of the loans bear interest at 6% per annum except for $27,800 in loans to unrelated third parties which bears interest at 10% per annum. The loans were made in 3 different currencies, Euros, Canadian Dollars and US Dollars. All amounts reflected on these consolidated financial statements are expressed in US Dollars. Repayment of the loans is due on closing of any future financing arrangement by the Company. The balance of accrued interest of $425,405 and $349,186 is included in accounts payable and accrued expenses at December 31, 2017, and December 31, 2016, respectively. Interest expense recognized on these loans was $60,553 for the year ended December 31, 2017, compared to $46,530 for the year ended December 31, 2016, respectively. Interest expense includes $14,583 in accretion of the discount on the convertible debt during the year ended December 31, 2017, compared to $10,417 for the year ended December 31, 2016. The Company also received a convertible loan of $50,000 from CaiE Food Partnership Ltd. (“CaiE”) as per Note 9. This loan bears interest of 10% and is convertible into common shares of the Company at a price of $0.20 per share. This loan matured on March 31, 2018 pursuant to an amending agreement dated November 17, 2017. Interest expense recognized on the CaiE loan was $5,000 for the year ended December 31, 2017, compared to $3,383 for the year ended December 31, 2016.

4. Stock Options

The Company’s 2006 Stock Option Plan expired on June 4, 2016.

At December 31, 2017 and December 31, 2016, there were no stock options outstanding. No options were granted, exercised or expired during the year ended December 31, 2017 or the year ended December 31, 2016.

5. Common Stock

During the years ended December 31, 2017 and December 31, 2016, the Company issued nil shares and 148,900 shares respectively.

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

Arvana Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

(Expressed in U.S. Dollars)

7. Deferred Income Taxes

Income tax benefits attributable to losses from operations in the United States of America was $Nil for the years ended December 31, 2017 and 2016, and differed from the amounts computed by applying the United States of America federal income tax rate of 34 percent to pretax losses from operations as a result of the following:

	2017	2016
Loss for the year before income taxes	$(224,914)	$(62,531)
Computed expected tax benefit	$(76,471)	$(21,260)
Non-deductible expenses	40,926	1,968
Change in tax rates	319,734	—
True up of prior-year provision to statutory tax returns	530,084	—
Change in valuation allowance	(814,273)	19,292
Income tax expense	$—	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2017 and 2016 are presented below:

	2017	2016
Deferred tax assets (tax rate: 21 percent):
Net operating loss carry forwards - US	$21,954	$836,227
Valuation allowance	(21,954)	(836,227)
Net deferred tax asset	$—	$—

The valuation allowance for deferred tax assets as of December 31, 2017, and 2016, was $871,772 and $836,227, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in assessing the realizability of deferred tax assets. In order to fully realize the deferred tax asset attributable to net operating loss carryforwards, the Company will need to generate future taxable income of approximately $100,000 (2016 - $2,450,000) prior to the expiration of the net operating loss carry-forwards.

Arvana Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

(Expressed in U.S. Dollars)

8. Related Party Transactions and Amounts Due to Related Parties

At December 31, 2017, and December 31, 2016, the Company had amounts due to related parties of $549,132 and $525,954, respectively. This amount includes $136,100 at December 31, 2017, and December 31, 2016, payable to two former directors and a current director for services rendered during 2007. This amount is to be paid part in cash and part in stock at a future date with the number of common shares determined by the fair value of the shares on the settlement date. The amounts owing bear no interest, are unsecured, and have no fixed terms of repayment.

The Company incurred consulting fees of $8,981 (2016 - $9,631) paid to a company controlled by our chief executive officer during the year ended December 31, 2017.

Our former chief executive officer and former director entered into a consulting arrangement on a month to month basis that provided for a monthly fee of CAD$5,000. These amounts have been accrued and are currently unpaid. This consulting arrangement ended on May 24, 2013. As of December 31, 2017, our former chief executive officer was owed $268,029 and $249,585 as of December 31, 2016 which are unsecured non-interest bearing amounts due on demand.

Our former chief financial officer and former director had entered into a consulting agreement on a month to month basis that provides for a monthly fee of $2,000. These amounts have been accrued and are currently unpaid. This consulting arrangement ended on June 14, 2013. As of December 31, 2017 and December 31, 2016 our former chief financial officer was owed $58,870 for services rendered as an officer.

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

Our former chief executive officer and former director is owed $131,000 for unsecured amounts bearing 6% interest due on demand loaned to the Company as of December 31, 2017, compared to $129,556 as of December 31, 2016.

Our former chief executive officer and former director entered into a debt assignment agreement effective December 31, 2016, to assume $100,000 in unpaid loans and $83,357 in unpaid amounts payable from a third party.

Our other former officers are owed a total of $86,133 for their prior services rendered as officers as at December 31, 2017, compared to $81,399 as of December 31, 2016.

A director of the Company is owed $60,000 as of December 31, 2017 and December 31, 2016, for services rendered as a director during 2007. Two former directors of the Company are owed $76,100 as of December 31, 2017 and December 31, 2016 for services rendered as directors during 2007.

Arvana Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

(Expressed in U.S. Dollars)

9. Convertible Loan

On May 18, 2016, the Company entered into a Convertible Promissory Note (“Convertible Note”) agreement pursuant to which the Company received $50,000 from CaiE. The $50,000 Convertible Note is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at a fixed price of $0.20 per share. Due to the conversion price being lower than the closing share price on the issuance date, a beneficial conversion feature was recognized as a discount against the convertible note. The Convertible Note accrues interest at a rate equal to 10% per year. During the year ended December 31, 2017 and 2016, $14,583 and $10,417 of the discount was amortized as interest expense, respectively. Interest expense recognized on this loan was $5,000 for the year ended December 31, 2017, compared to $3,383 for the year ended December 31, 2016, respectively. As at December 31, 2017 and 2016, the balance of the Convertible Note was $50,000 and $35,417 respectively. On November 17, 2017 the Company entered into an amending agreement to extend the maturity date to March 31, 2018, all other terms remained unchanged.

10. Subsequent Events

The Company evaluated its December 31, 2017, financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements except as provided below:

On March 31, 2018, the Company entered into an amending agreement to extend the maturity date of the Convertible Note to March 31, 2019. All other terms remained unchanged.

On April 12, 2018, the Company received an additional loan from CaiE in the amount of $10,000 with terms and conditions of this loan to be finalized at a later date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2017. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Management's Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the chief executive officer and the chief financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets.
•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors.
•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013), to determine whether there existed material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. The assessment identified a material weakness in internal control over financial reporting. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

The matter involving internal control over financial reporting that our management considers to be a material weakness is:

•	Failure to segregate the duties of chief executive officer and chief financial officer, which failure could result in inadequate implementation and review of financial reporting control procedures.

The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with his review of our financial statements as of December 31, 2017.

Management believes that the material weakness set forth above did not have an effect on our financial results. However, management believes that the failure to segregate the duties of chief executive officer and chief financial officer could result in ineffective oversight of the monitoring of internal controls over financial reporting, which weakness could result in a material misstatement in our financial statements in future periods.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and enhance our internal controls over financial reporting, the Company plans to take the following measures, as soon as is practicable, subject to the availability of capital and personnel resources:

•	Bifurcate the position of chief executive officer and chief financial officer into two separate positions.

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

Changes in internal control over financial reporting

During the year ended December 31, 2017, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of the Company:

Name	Age	Position
Sir John Baring	71	Chairman of the Board of Directors
Ruairidh Campbell	54	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director
Shawn Teigen	45	Director

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

Other Public Company Directorships in the Last Five Years:

Over the past five years Mr. Campbell has been the chief executive officer, chief financial officer, principal accounting officer and a director for Allied Resources, Inc., a public company involved in oil and gas exploration and production from June 1998 to present and for Park Vida Group, Inc., a public company involved in a real estate development in the Dominican Republic from December 1999 to January 2015.

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

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended December 31, 2017 all such applicable filing requirements were met.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The objective of the Company’s compensation program is to provide an incentive to our chief executive officer and chief financial officer for services rendered. The compensation program for our sole executive officer is comprised of a consulting fee paid to a related party based on services rendered in connection with maintaining our disclosure obligations with the Commission. We utilize this form of compensation as it is adequate to retain and motivate our executive officer at this stage of our development. Nonetheless, when we develop or acquire an existing business opportunity our intention in respect to executive compensation would be to compensate Company executives in accordance with compensatory packages typical of other development stage companies. We do not expect to rely on any specific formula to determine compensation. Future compensation arrangements for Company executives will most likely include salaries, stock awards and stock options.

Executive compensation paid to a company controlled by our current chief executive officer and chief financial officer for the periods ended December 31, 2017, and December 31, 2016, were $8,981 and $9,731 respectively.

During the year ended December 31, 2017, the Company incurred director’s fees of $1,600 (2016 - $1,600).

Table

The following table provides summary information for 2017 and 2016 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and the chief financial officer and (ii) any other employee to receive compensation in excess of $100,000.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Ruairidh Campbell	2017	—	—	—	—	—	—	8,981	8,981
CEO, CFO, PAO, and Director(1)	2016	—	—	—	—	—	—	9,731	9,731

(1)	Mr. Campbell was appointed CEO and director on May 24, 2013 and CFO and PAO on June 25, 2013.

Outstanding Equity Awards as of December 31, 2017

There were no outstanding equity awards as of December 31, 2017 for our named executive officer.

No share purchase options were granted to our named executive officer during our fiscal year ended December 31, 2017.

Long-Term Incentive Plans

We do not have any long-term incentive plans, pension plans, or similar compensatory plans for our directors or executive officers.

Change of Control Agreements

We are not party to any change of control agreements with any of our directors or executive officers.

Compensation of Directors

The following table summarizes the compensation of our Company directors for the year ended December 31, 2017:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Sir John Baring	800	—	—	—	—	—	800
Shawn Teigen	800	—	—	—	—	—	800
Ruairidh Campbell	—	—	—	—	—	—	—

Employment Agreements

There are no employment agreements with the named executive officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially (1) as of April 12, 2017, by: (i) each of our directors, (ii) each of our executive officers, (iii) our executive officers and directors as a group, and (iv) each beneficial shareholder known to us to own more than 5% of our outstanding common stock. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Common Shares	Percentage of Common Shares(1)
Directors and Officers
Common Stock	Ruairidh Campbell, CEO, CFO, PAO and director 299 S. Main Street, 13th Floor, Salt Lake City, Utah 84111	—	—
Common Stock	Shawn Teigen, director 299 S. Main Street, 13th Floor, Salt Lake City, Utah 84111	—	—
Common Stock	Sir John Baring, director 299 S. Main Street, 13th Floor, Salt Lake City, Utah 84111	14,625	1.4%
Common Stock	All Directors and Executive Officers as a Group (3 persons)	14,625	1.4%

(1) Under Commission Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 31, 2017. The percentage calculations are based on the aggregate of 1,034,030 shares issued and outstanding as at December 31, 2017.

Change of Control

The acquisition of CaiE as a wholly owned subsidiary would result in a change in control of the Company. We are not aware of any other arrangement that might result in a change in control in the future.

Equity Compensation Plan Information as at December 31, 2017

The Company’s 2006 Stock Option Plan expired on June 4, 2016.

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

Director Independence

Our common stock trades in the OTC Markets Pink Sheets.  As such, we are not currently subject to corporate governance standards of listed companies, which require, among other things, that the majority of the board of directors be independent.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth information regarding the amount billed to us by our independent auditor, Davidson & Company, LLP, for our fiscal years ended December 31, 2017 and 2016:

	Years ended December 31
	2017	2016
Audit Fees:	$11,200	$10,000
Audit Related Fees:	$4,590	$4,590
Tax Fees:	$—	$—
All Other Fees:	$—	$—
Total:	$15,810	$14,590

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

Consolidated financial Statements of the Company for the years ended December 31, 2017 and 2016:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Income

Consolidated Statement of Stockholders’ Deficiency

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 25 of this Form 10-K, and are incorporated herein by this reference.

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

Arvana Inc.

By:	/s/ Ruairidh Campbell
Ruairidh Campbell, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director

Date:	April 13, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John Baring
Sir John Baring
Director

Date:	April 13, 2018

By:	/s/ Ruairidh Campbell
Ruairidh Campbell
Director

Date:	April 13, 2018
By:	/s/ Shawn Teige
Shawn Teigen
Director

Date:	April 13, 2018

EXHIBIT INDEX

Regulation S-K Number	Exhibit
2.1	Agreement and Plan of Reorganization between the Company, Arvana Networks, Inc. and the Shareholders of Arvana Networks, Inc. dated August 18, 2005(1)
3.1	Articles of Incorporation(2)
3.2	Bylaws, as amended(2)
3.3	Amendment to Articles of Incorporation (3)
10.1	2006 Stock Option Plan, dated June 5, 2006(4)
14.1	Code of Ethics (5)
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (6)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(6)
101.INS	XBRL Instance Document(7)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase(7)
101.LAB	XBRL Taxonomy Extension Label Linkbase(7)
101.DEF	XBRL Taxonomy Extension Label Linkbase(7)
101.CAL	XBRL Taxonomy Extension Label Linkbase(7)
101.SCH	XB RL Taxonomy Extension Label Linkbase(7)

(1)	Previously filed with the SEC as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2005.
(2)	Previously filed with the SEC as an exhibit to the Company’s registration statement on Form 10- SB filed with the SEC on May 24, 2000.
(3)	Previously filed with the SEC as an exhibit to the Company’s registration statement on Form 8-K filed with the SEC on October 12, 2010.
(4)	Previously filed with the SEC as an exhibit to the Company’s Quarterly Report on Form 8-K filed with the SEC on June 7, 2006.
(5)	Previously filed with the SEC as an exhibit to the Company’s Annual Report on Form 10-KSB filed with the SEC on April 16, 2007.
(6)	Filed as an exhibit to this Annual Report on Form 10-K.
(7)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

