Form 10-Q
period 2018-06-30
ARVANA INC
filed 2018-08-15
CIK 1113313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15D of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 2018.

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

Yes☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.001 par value (the only class of voting stock), at August 14, 2018, was 1,034,030.

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

Arvana Inc.

Condensed COnsolidated Balance Sheets

	June 30,	December 31,
	2018	2017
ASSETS

Current assets:
Cash	$652	$4,730
Total assets	$652	$4,730

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	$1,070,626	$1,075,409
Convertible loan (net of discount of $nil and $14,583 respectively (Note 8)	50,000	50,000
Loans payable to stockholders (Note 3)	590,290	600,651
Loans payable to related party (Note 3)	129,959	131,000
Loans payable (Note 3)	85,556	75,813
Amounts due to related parties (Note 7)	541,927	549,132
Total current liabilities	2,468,358	2,482,005

Stockholders' deficiency
Common stock, $0.001 par value 5,000,000 authorized, 1,034,030 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	1,034	1,034
Additional paid-in capital	21,225,717	21,225,717
Deficit	(23,691,121)	(23,700,690)
	(2,464,370)	(2,473,939)
Less: Treasury stock – 2,085 common shares at June 30, 2018 and December 31, 2017, respectively	(3,336)	(3,336)
Total stockholders’ deficiency	(2,467,706)	(2,477,275)
	$652	$4,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

Arvana Inc.

Condensed Consolidated statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Operating expenses
General and administrative	3,343	2,804	6,884	5,380
Professional fees	6,675	4,000	10,213	9,381
Total operating expenses	$10,018	$6,804	$17,097	$14,761
Loss from operations	(10,018)	(6,804)	(17,097)	(14,761)

Interest expense	(12,771)	(16,872)	(25,784)	(33,470)
Foreign exchange gain (loss)	48,268	(51,475)	52,450	(68,183)

Net income (loss) and comprehensive income (loss)	$25,479	$(75,151)	$9,569	$(116,414)
Per common share information - basic and diluted: Weighted average shares outstanding	1,034,030	885,130	1,034,030	885,130
Net income (loss) per common shares – basic and diluted	$0.02	$(0.08)	$0.01	$(0.13)

The accompanying notes are an integral part of these condensed consolidated financial statements.

 Arvana Inc,

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities
Net income (loss)	$9,569	$(116,414)

Item not involving cash:
Unrealized foreign exchange	28,669	67,101
Accretion	—	8,334
Changes in non-cash working capital:
Accounts payable and accrued liabilities	(34,007)	26,210
Amounts due to related parties	(18,309)	3,908
Net cash used in operations	(14,078)	(10,861)

Cash flows from investing activities
Net cash used in investing activities	—	—

Cash flows from financing activities
Proceeds of loans payable	10,000	17,800
Net cash provided by financing activities	10,000	17,800

Change in cash	(4,078)	6,939
Cash, beginning of period	4,730	6,045
Cash, end of period	$652	$12,984

Supplementary information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

There were no non-cash investing or financing transactions for the six month periods ended June 30, 2018 and 2017.

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

These condensed consolidated financial statements for the six month period ended June 30, 2018 include the accounts of the Company and its subsidiary Arvana Networks Inc. (including its wholly-owned subsidiaries, Arvana Participaçōes S.A. and Arvana Comunicações do Brasil S. A. The Company has ceased all operations in its subsidiary companies, and has written-off or disposed of all assets in the subsidiary companies, consequently they are all considered to be inactive subsidiaries.

The reporting currency and functional currency of the Company and its subsidiaries is the United States dollar (“US Dollar”) and the accompanying consolidated financial statements have been expressed in US Dollars.

These condensed consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and the settlement of liabilities in the normal course of business. For the six month period ended June 30, 2018, the Company recognized net income of $9,569 as a result of general administrative expenses, professional fees, interest expenses and foreign exchange. At June 30, 2018, the Company had a working capital deficiency of $2,467,706. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

2. Summary of Significant Accounting Policies

Basis of presentation

The Company is in the process of transacting a business opportunity and has minimal operating levels. The Company’s fiscal year end is December 31. The accompanying condensed interim consolidated financial statements of Arvana Inc. for the six months ended June 30, 2018 and 2017, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for financial information with the instructions to Form 10-Q and Regulation S-X. Results are not necessarily indicative of results which may be achieved in the future. Although they are unaudited, in the opinion of management, they include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Results are not necessarily indicative of results which may be achieved in the future. The condensed consolidated interim financial statements and notes appearing in this report should be read in conjunction with our consolidated audited financial statements and related notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission (“SEC”) on April 16, 2018.

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

2. Summary of Significant Accounting Policies (continued)

Financial instruments (continued)

The estimated fair values of the Company's financial instruments as of June 30, 2018 and December 31, 2017 follows:

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash	$652	$652	$4,730	$4,730
Accounts payable and accrued liabilities	1,070,626	1,070,626	1,075,409	1,075,409
Convertible loan	50,000	50,000	50,000	50,000
Loans payable to stockholders	590,290	590,290	600,651	600,651
Loans payable to related party	129,959	129,959	131,000	131,000
Loans payable	85,556	85,556	75,813	75,813
Amounts due to realated parties	$541,927	$541,927	$549,132	$549,132

The following table presents information about the assets that are measured at fair value on a recurring basis as of June 30, 2018 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset:

	June 30, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$652	$652	$—	$—

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

3. Loans Payable

As of June 30, 2018, the Company had received loans of $590,290 (Euro 225,000; CAD$ 72,300; $273,107) (December 31, 2017 - $600,651: Euro 225,000; CAD$ 72,300; $273,107) from stockholders, loans of $129,959 (CAD$ 27,600; $109,000) (December 31, 2017 – $131,000: CAD$ 27,600; $109,000) from a related party and loans of $85,556 (CAD$ 10,000; $77,800) (December 31, 2017 – $75,813: CAD$ 10,000; $67,800) from unrelated third parties. All of the loans bear interest at 6% per annum except for $37,800 in loans to unrelated third parties which bears interest at 10% per annum. The loans were made in 3 different currencies, Euros, Canadian Dollars and US Dollars. All amounts reflected on these consolidated financial statements are expressed in US Dollars. Repayment of the loans is due on closing of any future financing arrangement by the Company. The balance of accrued interest of $444,182 and $425,405 is included in accounts payable and accrued liabilities at June 30, 2018, and December 31, 2017, respectively. Interest expense recognized on these loans was $12,771 for the three months ended June 30, 2018, compared to $16,872 for the three months ended June 30, 2017, respectively. Interest expense includes $nil in accretion of the discount on the convertible debt during the three months ended June 30, 2018, compared to $4,167 for the three months ended June 30, 2017. Interest expense recognized on these loans was $25,784 for the six months ended June 30, 2018, compared to $33,470 for the six months ended June 30, 2017, respectively. Interest expense includes $nil in accretion of the discount on the convertible debt during the six months ended June 30, 2018, compared to $8,334 for the six months ended June 30, 2017. The Company also received a convertible loan of $50,000 from CaiE Food Partnership Ltd. (“CaiE”) as per Note 8. This loan bears interest of 10% and is convertible into common shares of the Company at a price of $0.20 per share. This loan matured on March 31, 2018 pursuant to an amending agreement dated November 17, 2017. On March 31, 2018, the Company entered into an amending agreement to extend the maturity date of the convertible loan to March 31, 2019. All other terms remained unchanged. Interest expense recognized on the convertible loan was $1,250 for the three months ended June 30, 2018, compared to $1,250 for the three months ended June 30, 2017. Interest expense recognized on the convertible loan was $2,500 for the six months ended June 30, 2018, compared to $2,500 for the six months ended June 30, 2017.

4. Stock Options

The Company’s 2006 Stock Option Plan expired on June 4, 2016.

At June 30, 2018 and December 31, 2017, there were no stock options outstanding. No options were granted, exercised or expired during the period ended June 30, 2018 and during the year ended December 31, 2017.

5. Common stock

During the six months ended June 30, 2018 and year ended December 31, 2017, the Company had issued nil shares respectively.

6. Segmented Information

The Company has no reportable segments.

7. Related Party Transactions and Amounts Due to Related Parties

At June 30, 2018, and December 31, 2017, the Company had amounts due to related parties of $541,927 and $549,132, respectively. This amount includes $136,100 at June 30, 2018, and December 31, 2017, payable to two former directors and a current director for services rendered during 2007. This amount is to be paid part in cash and part in stock at a future date with the number of common shares determined by the fair value of the shares on the settlement date. The amounts owing bear no interest, are unsecured, and have no fixed terms of repayment.

The Company incurred consulting fees of $6,013 (2017 - $4,481) paid to a company controlled by our chief executive officer during the six months ended June 30, 2018.

Our former chief executive officer and former director entered into a consulting arrangement on a month to month basis that provided for a monthly fee of CAD$5,000. These amounts have been accrued and are currently unpaid. This consulting arrangement ended on May 24, 2013. As of June 30, 2018, our former chief executive officer was owed $264,236 and $268,029 as of December 31, 2017 which are unsecured non-interest bearing amounts due on demand.

Our former chief financial officer and former director entered into a consulting agreement on a month to month basis that provided for a monthly fee of $2,000. These amounts have been accrued and are currently unpaid. This consulting arrangement ended on June 14, 2013. As of June 30, 2018, and December 31, 2017, our former chief financial officer was owed $58,870 for services rendered as an officer.

Our former chief executive officer and former director entered into a debt assignment agreement effective January 1, 2012, with a corporation with a former director in common and thereby assigned $153,975 (CAD$202,759) of unpaid amounts payable.

Our former chief executive officer and former director entered into a debt assignment agreement effective January 1, 2012, with an unrelated third party and thereby assigned $53,357 of unpaid amounts payable and $100,000 of unpaid loans.

Our former chief executive officer and former director is owed $129,959 for unsecured amounts bearing 6% interest due on demand loaned to the Company as of June 30, 2018, compared to $131,000 as of December 31, 2017.

Our former chief executive officer and former director entered into a debt assignment agreement effective December 31, 2016, to assume $100,000 in unpaid loans and $83,357 in unpaid amounts payable from a third party.

Our other former officers are owed a total of $82,721 for their prior services rendered as officers as at June 30, 2018, compared to $86,133 as of December 31, 2017.

A director of the Company is owed $60,000 as of June 30, 2018 and December 31, 2017, for services rendered as a director during 2007. Two former directors of the Company are owed $76,100 as of June 30, 2018 and December 31, 2017 for services rendered as directors during 2007.

8. Convertible Loan

On May 18, 2016, the Company issued a Convertible Promissory Note (“Convertible Note”) pursuant to which the Company received $50,000 from CaiE. The $50,000 Convertible Note is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at a fixed price of $0.20 per share. Due to the conversion price being lower than the closing share price on the issuance date, a beneficial conversion feature was recognized as a discount against the convertible note. The Convertible Note accrues interest at a rate equal to 10% per year. During the three months ended June 30, 2018 and 2017, $nil and $4,167 of the discount was amortized as interest expense, respectively. During the six months ended June 30, 2018 and 2017, $nil and $8,334 of the discount was amortized as interest expense, respectively. Interest expense recognized on this loan was $1,250 for the three months ended June 30, 2018, compared to $1,250 for the three months ended June 30, 2017, respectively. Interest expense recognized on this loan was $2,500 for the six months ended June 30, 2018, compared to $2,500 for the six months ended June 30, 2017, respectively. As at June 30, 2018 and December 31, 2017, the balance of the Convertible Note was $50,000. On November 17, 2017, the Company entered into an amending agreement to extend the maturity date to March 31, 2018, all other terms remained unchanged. On March 31, 2018, the Company entered into an amending agreement to extend the maturity date of the Convertible Note to March 31, 2019. All other terms remained unchanged.

9. Subsequent Events

The Company evaluated its June 30, 2018, financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in its financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the six months ended June 30, 2018 and June 30, 2017.

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

Results of Operations

During the three and six months ended June 30, 2018, the Company sought additional funding to maintain operations and satisfy continuous public disclosure requirements.

Our operations for the three and six months ended June 30, 2018 and 2017 are summarized below.

	Three months Ended June 30, 2018	Three months Ended June 30, 2017	Six months Ended June 30, 2018	Six months Ended June 30, 2017
Expenses:
General and administration	($3,343)	($2,804)	($6,884)	($5,380)
Professional fees	(6,675)	(4,000)	(10,213)	(9,381)
Interest	(12,771)	(16,872)	(25,784)	(33,470)
Foreign exchange gain (loss)	48,268	(51,475)	52,450	(68,183)
Net income (loss) and comprehensive income (loss) for the period	$25,479	($75,151)	$9,569	($116,414)

Net Losses

Net income for the three months ended June 30, 2018, was $25,479 as compared to a net loss of $75,151 for the three months ended June 30, 2017. The transition from net losses to net income over the three-month period ended June 30, 2018, when compared to the three-month period ended June 30, 2017, can be primarily attributed to the foreign exchange gain, offset by small increases in general administrative expenses and professional fees over the comparable three-month periods. The gain on foreign exchange is due to a decrease in the value of foreign currencies against the US dollar, the decrease of which positively impacted the cost of those expenses that are payable in foreign currencies.

Net income for the six months ended June 30, 2018 was $9,569 as compared to a net loss of $116,414 for the six months ended June 30, 2017. The transition from net losses to net income over the six month period ended June 30, 2018, when compared to the six-month period ended June 30, 2017, can likewise primarily be attributed to the foreign exchange gain, offset by small increases in general administrative expenses and professional fees over the comparable six month periods. The gain on foreign exchange is due to a decrease in the value of foreign currencies against the US dollar, the decrease of which positively impacted the cost of those expenses that are payable in foreign currencies.

We did not generate revenue during this period and expect to incur losses over the next twelve months at until such time as we are able to conclude the acquisition or development of a new business opportunity that produces net income.

Capital Expenditures

The Company expended no amounts on capital expenditures for the six-month period ended June 30, 2018.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carry-forward and start- up costs that will offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years.

Liquidity and Capital Resources

Since inception, the Company has experienced significant changes in liquidity, capital resources, and stockholders’ deficiency. As of June 30, 2018, the Company had a working capital deficit of $2,467,706.

Total assets and current assets as of June 30, 2018, were $652 which consisted solely of cash.

Total liabilities and current liabilities as of June 30, 2018, were $2,468,358 which consisted of accounts payable., the convertible loan, loans payable to related parties and amounts due to related parties.

Net stockholders' deficit in the Company was $2,467,706 at June 30, 2018.

Cash Used in Operating Activities

Net cash flow used in operating activities for the six-month period ended June 30, 2018 was $14,078 as compared to $10,861 for the six-month period ended June 30, 2017. Changes in net cash used in operating activities in the current six-month period can be attributed primarily to a number of items that are book expense items which do not affect the total amount relative to actual cash used such as unrealized foreign exchange and accretion of convertible debt. Balance sheet accounts that actually affect cash, but are not income statement related items that are added or deducted to arrive at net cash used in operating activities, include accounts payable and amounts due to related parties.

We expect to continue to use net cash flow in operating activities over the next twelve months or until such time as the Company can generate sufficient revenue to offset operating expenses.

Cash Used in Investing Activities

We expect to use net cash flow in investing activities in connection with the prospective acquisition of CaiE. However, until such time a transaction is concluded, we are without and do not expect to use net cash flows in investing activities.

Cash Flows from Financing Activities

Cash flow provided by financing activities for the six months ended June 30, 2018, was $10,000 as compared to $17,800 for the six months ended June 30, 2017. The cash flows provided from financing activities in both comparative six-month periods can be attributed to loans from CaiE.

We expect to continue to use cash flow provided by financing activities to maintain operations and acquire CaiE. In the event the prospective acquisition of CaiE is not completed, the Company will seek to identify an alternative business opportunity.

The Company’s current assets are insufficient to conduct its plan of operation over the next twelve (12) months as it will need at least $50,000 to maintain operations and acquire CaiE. The Company secured a convertible loan of $50,000 in 2016, an additional loan of $27,800 in 2017, and an additional loan of $10,000 in the period ended June 30, 2018 to maintain operations from CaiE. However, the Company has no commitments or arrangements for the funding necessary to complete the prospective acquisition of CaiE. The Company’s shareholders or CaiE remain the most likely sources of new funding in the form of loans or equity placements though none have made any commitment for future investment. The Company’s inability to obtain sufficient funding to maintain operations would have a material adverse effect on its ability to acquire CaiE.

The Company does not intend to pay cash dividends in the foreseeable future.

The Company had no lines of credit or other bank financing arrangements as of June 30, 2018.

The Company had no commitments for future capital expenditures that were material at June 30, 2018.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off-Balance Sheet Arrangements

As of June 30, 2018, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Future Financings

We anticipate continuing to rely on debt or equity sales of our shares of common stock in order to continue to fund our business operations. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund operations.

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

Going Concern

Management of the Company has expressed an opinion as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $23,691,121 since inception and negative cash flows from operating activities as of June 30, 2018. The Company’s ability to continue as a going concern is subject to the ability of the Company to obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes obtaining funding from the private placement of equity or through debt financing. Management believes that it will be able to obtain funding to allow the Company to remain a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the acting chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2018. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2018, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings

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

ARVANA INC.

By:	/s/ Ruairidh Campbell
Ruairidh Campbell, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Date:	August 14, 2018

INDEX TO EXHIBITS

Regulation S-K Number	Exhibit
2.1	Agreement and Plan of Reorganization between the Company, Arvana Networks, Inc. and the Shareholders of Arvana Networks, Inc. dated August 18, 2005(1)
3.1	Articles of Incorporation(2)
3.2	Bylaws, as amended(2)
3.3	Amendment to Articles of Incorporation (3)
10.1	2006 Stock Option Plan, dated June 5, 2006(4)
14.1	Code of Ethics (5)
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (6)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(6)
101.INS	XBRL Instance Document(7)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase(7)
101.LAB	XBRL Taxonomy Extension Label Linkbase(7)
101.DEF	XBRL Taxonomy Extension Label Linkbase(7)
101.CAL	XBRL Taxonomy Extension Label Linkbase(7)
101.SCH	XB RL Taxonomy Extension Label Linkbase(7)

(1)	Previously filed with the SEC as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2005.
(2)	Previously filed with the SEC as exhibits to the Company’s registration statement on Form 10- SB filed with the SEC on May 24, 2000.
(3)	Previously filed with the SEC as an exhibit to the Company’s registration statement on Form 8-K filed with the SEC on October 12, 2010.
(4)	Previously filed with the SEC as an exhibit to the Company’s Annual Report on Form 10-KSB filed with the SEC on April 16, 2007.
(5)	Filed as exhibits to this Periodic Report on Form 10-Q.
(6)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

