Form 10-K
period 2018-12-31
ARVANA INC
filed 2019-04-15
CIK 1113313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __ to __.

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

Securities registered under Section 12(g) of the Act: common stock (title of class), $0.001 par value.

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

Large accelerated filer ☐	Accelrated filer ☐
Non-accelreated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check number if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☒  No ☐

The aggregate market value of the registrant’s common stock, $0.001 par value (the only class of voting stock), held by non-affiliates (1,019,405 shares) was $519,897 based on the average of the bid and ask price ($0.51) for the common stock on April 15, 2019.

At April 15, 2019, the number of shares outstanding of the registrant’s common stock, $0.001 par value (the only class of voting stock), was 1,034,030.

1

PART I

ITEM 1 BUSINESS

As used herein the terms “Company,” “we,” “our,” and “us” refer to Arvana Inc., its previously held subsidiaries, and its predecessor, unless context indicates otherwise.

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

Overview

The Company was incorporated in the State of Nevada on June 16, 1977, as “Turinco, Inc.” to engage in any legal undertaking. On July 24, 2006, the Company’s name was changed from Turinco, Inc. to Arvana Inc. to reflect the acquisition of Arvana Networks, Inc., a telecommunications business. We discontinued efforts related to our telecommunications business as of December 31, 2009. We have since been in the process of seeking other business opportunities.

Our office is located at 299 S. Main Street, 13th Floor, Salt Lake City, Utah 84111, and our telephone number is (801) 232-7395. Our registered agent is JAD Communications LLC., 5209 West Gowan Road, Las Vegas, Nevada 89130.

The Company currently is traded on the OTC Markets Group, Inc.’s Pink Sheets Current Information over the counter market platform under the symbol “AVNI.”

Company

On March 17, 2016, the Company entered into a non-binding Memorandum of Understanding (“MOU”) with CaiE Food Partnership Ltd. (“CaiE”) for the purpose of acquiring CaiE as a wholly-owned subsidiary. CaiE is in the business of manufacturing and distributing fresh Dim Sum food products from a facility based in Sparks, Nevada.

The MOU anticipates that the Company will issue a fully diluted sixty-seven percent (67%) interest in its common stock to acquire CaiE. The MOU further provides that CaiE lend the Company fifty thousand dollars ($50,000) on a convertible basis prior to the consummation of the transaction. The anticipated transaction will require the Company to convert existing debt into shares of its common stock, increase the number of authorized common shares, elect a new board of directors and change its name to reflect the new business. Due to delays in obtaining CaiE’s business and financial information, the terms of the MOU are likely to change in the event the parties determine to move forward with the transaction. The delays have caused CaiE to make additional loans to the Company. CaiE has loaned the Company $113,400 as of the filing date of this report.

In the event that the Company does not complete the acquisition of CaiE, its intention will be to identify and evaluate alternative business opportunities that might be a good match for the Company. We will not be able to develop any business opportunities without additional financing. Management is actively pursuing financing to maintain operations.

Selection of a Business

Should the Company not acquire CaiE, it will not restrict consideration to any particular business or industry segment, and could consider opportunities in finance, brokerage, insurance, transportation, communications, research and development, biotechnology, service, natural resources, manufacturing or high-technology. Management recognizes that the Company’s inadequate financial resources limit the scope and number of business venture candidates that might otherwise be available.

The decision to participate in a specific business opportunity will be made upon management’s analysis of the quality of management and personnel (if any), the prospects for new products or marketing concepts, the merit of technological changes and other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. We also understand that the historical operations of a specific venture may not necessarily be indicative of the potential for future operations due to any changes in management, marketing, operations, products and services, or other changes.

We will not acquire or merge with any company for which audited financial statements cannot be obtained. Further, we understand that any new opportunity would present risks to our shareholders. Risks could include the effectiveness of management, the success of marketing of products or services, and whether the opportunity has realized net income from operations. Many more risks may not be adequately identified prior to the selection of a specific opportunity, and our shareholders must, therefore, depend on the ability of management to identify and evaluate such risks.

Acquisition of Business

We may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another entity or may purchase the stock or assets of an existing business. On the consummation of any given transaction, it is likely that present management and shareholders would no longer control the Company. Further, management may resign and be replaced by new officers and directors without a vote of the Company’s shareholders. Securities issued in any reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of any transaction, the Company may agree to register securities either at the time the transaction is consummated, or at a specified time thereafter. The issuance of additional securities and potential sale into our trading market could have a depressive effect on our stock price.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction would find it desirable to avoid the creation of a taxable event and thereby structure an acquisition in a so called “tax-free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (“Code”). However, in order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business or business opportunity to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity. Any merger or acquisition effected by the Company can be expected to have a substantial dilutive effect on the percentage of shares held by the Company’s present shareholders.

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

Governmental and Environmental Regulation

General

The Company cannot at this time anticipate the government regulations, if any, to which the Company may be subject following a merger or acquisition. However, we can be certain that the conduct of any business subjects us to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management would endeavor to ascertain the effects of such government regulation on a prospective business opportunity. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation.The Company believes that it is currently in compliance in all material respects with all laws, rules, regulations and requirements that affect its business. Further, we believe that compliance with such applicable laws, rules, regulations and requirements does not impose a material impediment on our ability to conduct business.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are quoted on the Pink Sheet Current Information under the symbol “AVNI”, a service maintained by the OTC Market Group, Inc. Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions.

Capital Stock

The following is a summary of the material terms of the Company’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of December 31, 2018, there were 60 shareholders of record holding a total of 1,034,030 shares of fully paid and non-assessable common stock of the 5,000,000 shares of common stock, par value $0.001, authorized. The board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Warrants

As of December 31, 2018, the Company had no outstanding warrants to purchase shares of its common stock.

Stock Options

As of December 31, 2018, the Company had no outstanding stock options to purchase shares of its common stock

Convertible Securities

As of December 31, 2018, the Company has convertible loans in the principal amount of $107,800.

Securities Authorized for Issuance Under Equity Compensation Plans.

The Company had no securities authorized for issuance under any equity compensation plan as of December 31, 2018.

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

The Company had not repurchased any shares of its common stock during the year ended December 31, 2018.

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

Discussion and Analysis

The Company’s plan of operation over the next twelve months is to acquire CaiE as a wholly-owned subsidiary on those terms to be provided within definitive agreements and thereafter to focus on CaiE’s business model. We will require a minimum of $50,000 in funding over the next 12 months to maintain operations and acquire CaiE. On completing the acquisition of CaiE, the Company will need additional capital to grow CaiE’s business. The amount of funding that may be required for this purpose is not determinable at this time.

Should the Company not complete the anticipated transaction with CaiE then it will seek to identify an alternative business opportunity for which purpose it will require a minimum of $25,000 in funding over the next 12 months. The Company will need additional funding to complete any alternative transaction that might be identified within this time frame.

We anticipate that the required prospective funding in the near term will be in the form of convertible debt financing from CaiE. Should the Company not complete the anticipated transaction with CaiE, then requisite funding may come from the sale of our common shares or unsecured shareholder loans. The Company does not have alternative financing arranged and is not certain that it will be able to realize funding from the sale of its equity or that shareholders will continue to provide loans. We will require continued financial support from our shareholders and creditors until the Company is able to generate sufficient cash flow to maintain operations. There is substantial doubt that the Company will be able to maintain operations unless it completes the acquisition of CaiE.

Results of Operations

During the year ended December 31, 2018, the Company satisfied continuous public disclosure requirements and continued to finance its operations with convertible loans from CaiE.

Our operations for the years ended December 31, 2018 and 2017 are summarized in the following table.

	2018	2017
Operating Expenses:
General and administration	(12,055)	(11,708)
Professional fees	(29,819)	(27,281)
Loss from Operations	(41,874)	(38,989)
Interest expense	(63,948)	(65,553)
Foreign exchange gain (loss)	85,095	(120,372)
Gain on sale of subsidiaries	114,237	—
Net Income (Loss) for the Year	$93,510	$(224,914)

Net Income (Losses)

Net income for the year ended December 31, 2018 was $93,510, as compared to a net loss of $224,914 for the year ended December 31, 2017. The transition from net loss to net income over the twelve month period ended December 31, 2018, is attributed to the gain on sale of its foreign subsidiaries to a creditor, and gain on foreign exchange due to a decrease in the value of foreign currencies against the US dollar, the decrease of which positively impacted the cost of expenses payable in foreign currencies.

The Company did not generate revenue during this period and expects to incur losses over the next twelve months or until such time as it concludes the acquisition of CaiE or the development of a new business opportunity.

Capital Expenditures

The Company expended no amounts on capital expenditures for the year ended December 31, 2018.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years.

Liquidity and Capital Resources

Since inception, the Company has experienced significant changes in liquidity, capital resources, and stockholders’ deficit.

The Company had assets of $815 as of December 31, 2018, that consisted solely of cash and a working capital deficit of $2,325,965, as compared to assets of $4,730, that consisted solely of cash and a working capital deficit of $2,477,275 as of December 31, 2017. Net stockholders' deficiency in the Company was $2,325,965 at December 31, 2018, as compared to a net stockholders' deficiency in the Company of $2,477,275 at December 31, 2017.

Cash Used in Operating Activities

Net cash used in operating activities for the twelve month period ended December 31, 2018 was $33,871 as compared to net cash used in operating activities of $29,115 for the twelve month period ended December 31, 2017. Net cash used in operating activities in the current period can be attributed primarily to a number of items that are book expense items which do not affect the total amount relative to actual cash used such as unrealized foreign exchange loss, amortization of discount on convertible loan, and gain on sale of subsidiaries. Balance sheet accounts that actually affect cash, but are not income statement related items that are added or deducted to arrive at net cash used in operating activities, include accounts payable and accrued liabilities, and amounts due to related parties.

We expect to continue to use net cash in operating activities over the next twelve months or until such time as the Company can generate sufficient revenue to transition to providing net cash flow from operations.

Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2018 increased to $44 as compared to $nil for the year ended December 31, 2017. The increase in net cash used in investing activities over the prior year can be attributed to the sale of the Company’s foreign subsidiaries to one of its creditors.

We expect to use net cash in investing activities in connection with the prospective acquisition of CaiE. Until the transaction is concluded, we do not expect to use net cash in investing activities.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2018 increased to $30,000, as compared to $27,800 for the year ended December 31, 2017. The increase in net cash provided from financing activities over the prior year can be attributed to an increase in CaiE loans received over the current period, in comparison to CaiE loans received in the prior period.

We expect to continue to use net cash provided by financing activities to maintain operations and acquire CaiE. In the event the prospective acquisition of CaiE is not completed, the Company will seek to identify an alternative business opportunity.

The Company’s current assets are insufficient to conduct its plan of operation over the next twelve (12) months as it will need at least $50,000 to maintain operations and acquire CaiE. The Company secured a convertible loan of $50,000 in 2016, and additional convertible loans totaling $57,800 in 2017 and 2018 from CaiE. Subequent to year end, the Company received an additional loan of $5,600. Despite the CaiE loans, the Company has no commitments or arrangements for the funding necessary to complete the acquisition of CaiE. The Company’s shareholders or CaiE are the most likely sources of funding, though none have made any commitment for future investment. The Company’s inability to obtain sufficient funding to maintain operations would have a material adverse effect on its ability to acquire CaiE.

The Company does not intend to pay cash dividends in the foreseeable future.

The Company had no lines of credit or other bank financing arrangements as of December 31, 2018.

The Company had no commitments for future capital expenditures at December 31, 2018.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off-Balance Sheet Arrangements

As of December 31, 2018, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Future Financings

We anticipate continuing to rely on debt or equity sales of our shares of common stock in order to continue to fund our business operations. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our plan of operations.

Critical Accounting Policies

In Note 2 to the audited financial statements for the years ended December 31, 2018 and 2017, included in our Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that accounting principles utilized by it conform to accounting principles generally accepted in the United States.

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

Going Concern

As at December 31, 2018, the Company has an accumulated deficit of $23,607,180 and negative cash flows from operating activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is subject to the ability of the Company to obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes obtaining funding from the private placement of equity or through debt financing. Management believes that it will be able to obtain funding to allow the Company to remain a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful.

Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this current report, with the exception of historical facts, are forward-looking statements. Forward-looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

·	our anticipated financial performance and business plan;
·	the sufficiency of existing capital resources;
·	our ability to raise capital to fund cash requirements for future operations;
·	uncertainties related to the Company’s future business prospects;
·	the volatility of the stock market; and
·	general economic conditions.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the year ended December 31, 2018, as set forth below, are included with this Annual Report on Form 10-K. Our audited financial statements are prepared on the basis of accounting principles generally accepted in the United States and are expressed in U.S. dollars.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of

Arvana Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Arvana Inc. (the “Company”), as of December 31, 2018 and 2017, and the related statements of operations and comprehensive income (loss), stockholders’ deficiency, and cash flows for the years ended December 31, 2018 and 2017, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Arvana Inc. as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years ended December 31, 2018 and 2017 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2005.

“DAVIDSON & COMPANY LLP”

/s/ Davidson & Company LLP

Vancouver, Canada	Chartered Professional Accountants
April 15, 2019

Arvana Inc.
Balance Sheets

(Expressed in US Dollars)

	December 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash	$815	$4,730
Total assets	$815	$4,730
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	$1,012,714	$1,075,409
Convertible loans (net of discount of $45,059 and $nil, respectively (Note 9)	62,741	50,000
Loans payable to stockholders (Note 3)	583,593	600,651
Loans payable to related party (Note 3)	129,231	131,000
Loans payable (Note 3)	47,330	75,813
Amounts due to related parties (Note 8)	491,171	549,132
Total current liabilities	2,326,780	2,482,005

Stockholders' deficiency
Common stock, $0.001 par value 5,000,000 authorized, 1,034,030 shares issued and outstanding at December 31, 2018 and 2017, respectively	1,034	1,034
Additional paid-in capital	21,283,517	21,225,717
Deficit	(23,607,180)	(23,700,690)
	(2,322,629)	(2,473,939)
Less: Treasury stock – 2,085 common shares at December 31, 2018 and 2017, respectively	(3,336)	(3,336)
Total stockholders’ deficiency	(2,325,965)	(2,477,275)
	$815	$4,730

The accompanying notes are an integral part of these financial statements.

Arvana Inc.
Statements of Operations and Comprehensive Income (Loss)
(Expressed in US Dollars)

	For the years ended
	December 31,
	2018	2017
Operating expenses
General and administrative	$12,055	$11,708
Professional fees	29,819	27,281
Total operating expenses	41,874	38,989
Loss from operations	(41,874)	(38,989)

Interest expense (Notes 3 and 9)	(63,948)	(65,553)
Foreign exchange gain (loss)	85,095	(120,372)
Gain on sale of subsidiaries (Note 10)	114,237	—
Net income (loss) and comprehensive income (loss)	$93,510	$(224,914)

Per common share information – basic and diluted:
Weighted average shares outstanding	1,034,030	1,034,030
Net income (loss) per common share – basic and diluted	$0.09	$(0.22)

The accompanying notes are an integral part of these financial statements.

Arvana Inc.
Statements of Cash Flows
(Expressed in US Dollars)

	For the years ended
	December 31,
	2018	2017
Operating activities
Net income (loss)	$93,510	$(224,914)
Items not involving cash:
Interest expense	51,207	—
Foreign exchange (gain) loss	(85,095)	118,486
Gain on sale of subsidiaries	(114,237)	—
Amortization of discount on convertible loan	12,741	14,583
Changes in non-cash working capital:
Accounts payable and accrued liabilities	(2,368)	54,870
Amounts due to related parties	10,371	7,860
Net cash used in operations	(33,871)	(29,115)
Investing activities
Cash disposed on sale of subsidiaries	(44)	—
Net cash used in investing activities	(44)	—
Financing activities
Proceeds of loans payable (Note 9)	—	27,800
Proceeds of convertible loan (Note 9)	30,000	—
Net cash provided by financing activities	30,000	27,800
Increase (decrease) in cash	(3,915)	(1,315)
Cash, beginning of year	4,730	6,045
Cash, end of year	$815	$4,730

Supplementary information:
Cash paid for interest	$—	$—
Cash paid for income taxes paid	$—	$—
Accounts payable and accrued liabilities settled as consideration for the sale of subsidiaries	$23,206	$—
Discount on convertible notes from beneficial conversion feature	$57,800	$—

The accompanying notes are an integral part of these financial statements.

Arvana Inc.
Statements of Stockholders' Deficiency
(Expressed in US Dollars)

	Common Shares				Treasury
	Shares	Amount	Additional Paid-in Capital	Deficit	Shares	Amount	Total Stockholders’ Deficiency
Balance, December 31, 2015	885,130	$885	$21,166,619	$(23,413,245)	(2,085)	$(3,336)	$(2,249,077)
Debt settlement	148,900	149	34,098				34,247
Discount on convertible notes from beneficial conversion feature			25,000				25,000
Net loss for the year ended December 31, 2016				(62,531)			(62,531)
Balance, December 31, 2016	1,034,030	1,034	21,225,717	(23,475,776)	(2,085)	(3,336)	(2,252,361)
Net loss for the year ended December 31, 2017				(224,914)			(224,914)
Balance, December 31, 2017	1,034,030	1,034	21,225,717	(23,700,690)	(2,085)	(3,336)	(2,477,275)
Discount on convertible notes from beneficial conversion feature			57,800				57,800
Net income for the year ended December 31, 2018				93,510			93,510
Balance, December 31, 2018	1,034,030	$1,034	$21,283,517	$(23,607,180)	(2,085)	$(3,336)	$(2,325,965)

The accompanying notes are an integral part of these financial statements.

Arvana Inc.
Notes to Financial Statements
For the Years Ended December 31, 2018 and 2017
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

On March 17, 2016, the Company entered into a non-binding Memorandum of Understanding (“MOU”) with CaiE Food Partnership Ltd. (“CaiE”) for the purpose of acquiring CaiE as a wholly-owned subsidiary. CaiE is in the business of manufacturing and distributing fresh Dim Sum food products from a facility based in Sparks, Nevada. In the event that the Company does not complete the acquisition of CaiE, its intention will be to identify and evaluate alternative business opportunities that might be a good match for the Company.

The reporting currency and functional currency of the Company is the United States dollar (“US Dollar”) and the accompanying financial statements have been expressed in US Dollars.

These financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. For the year ended December 31, 2018, the Company recognized net income of $93,510, as a result of a gain on sale of subsidiaries (Note 10). At December 31, 2018, the Company had a working capital deficiency of $2,325,965. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company will require continued financial support from its stockholders and creditors until it is able to generate sufficient cash flow from operations on a sustained basis. There is substantial doubt that the Company will be successful at achieving these objectives. Failure to obtain the ongoing support of its shareholders and creditors may make the going concern basis of accounting inappropriate, in which case the Company’s assets and liabilities would need to be recognized at their liquidation values. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might arise from this uncertainty.

Arvana Inc.
Notes to Financial Statements
For the Years Ended December 31, 2018 and 2017
(Expressed in U.S. Dollars)

2. Summary of Significant Accounting Policies

a) Basis of presentation

The Company is in the process of evaluating CaiE as a business opportunity and has minimal operating expenses. Our fiscal year end is December 31. The accompanying financial statements of Arvana Inc. for the years ended December 31, 2018 and 2017 have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for financial information with the instructions to Form 10-K and Regulation S-K. Results are not necessarily indicative of results which may be achieved in the future.

b) Estimates

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

d) Comprehensive income (loss)

The Company considers comprehensive income (loss) as a change in equity (net assets) of a business entity during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

e) Cash equivalents

The Company considers all highly-liquid investments, with terms to maturity of three months or less when acquired, to be cash equivalents. The Company did not have any cash equivalents as at December 31, 2018.

Arvana Inc.
Notes to Financial Statements
For the Years Ended December 31, 2018 and 2017
(Expressed in U.S. Dollars)

2. Summary of Significant Accounting Policies (continued)

f) Financial instruments

The Company uses the following methods and assumptions to estimate the fair value of each class of financial instruments for which it is practicable to estimate such values:

Cash - the carrying amount approximates fair value because the amounts consist of cash held at a bank.

Accounts payable and accrued liabilities, convertible loans, loans payable and amounts due to related parties - the carrying amount approximates fair value due to the short-term nature of the obligations.

The estimated fair values of the Company's financial instruments as of December 31, 2018 and December 31, 2017 follows:

	December 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash	$815	$815	$4,730	$4,730
Accounts payable and accrued liabilities	1,012,714	1,012,714	1,075,409	1,075,409
Convertible loans	62,741	62,741	50,000	50,000
Loans payable to stockholders	583,593	583,593	600,651	600,651
Loans payable to related party	129,231	129,231	131,000	131,000
Loans payable	47,330	47,330	75,813	75,813
Amounts due to related parties	$491,171	$491,171	$549,132	$549,132

The following table presents information about the assets that are measured at fair value on a recurring basis as of December 31, 2018, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	December 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$815	$815	$—	$—

The fair value of cash is determined through market, observable and corroborated sources.

Arvana Inc.
Notes to Financial Statements
For the Years Ended December 31, 2018 and 2017
(Expressed in U.S. Dollars)

2. Summary of Significant Accounting Policies (continued)

g) Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash. The Company maintains cash in bank accounts that, at times, may exceed federally-insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

h) Income taxes

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

i) Stock-based compensation

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

j) Beneficial conversion feature

From time-to-time, the Company may issue convertible notes that may have conversion prices that create an embedded beneficial conversion feature. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of any attached equity instruments, if any related equity instruments were granted with the debt. The intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the life of the note using the effective interest method.

k) Earnings (loss) per share

Basic earnings (loss) per share are computed using the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share are computed using the weighted average number of common shares and potentially dilutive common stock equivalents, including stock options and warrants. There were no outstanding stock options or warrants as at December 31, 2018 and 2017.

Arvana Inc.
Notes to Financial Statements
For the Years Ended December 31, 2018 and 2017
(Expressed in U.S. Dollars)

2. Summary of Significant Accounting Policies (continued)

l) Recent accounting pronouncements

New and amended standards adopted by the Company

There were no new and amended standards adopted by the Company during the year which had a material impact on the Company’s audited financial statements except the following:

In November 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updates ASU 2016-18, requiring that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of- period total cash amounts shown on the statement of cash flows. Consequently, transfers between cash and restricted cash is not presented as a separate line item in the operating, investing or financing sections of the cash flow statement. The amendments were effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company considers that ASU 2016-18 has had no impact on the presentation of the statement of cash flows.

New standards and interpretations not yet adopted by the Company

Several new standards and amendments to standards and interpretations are effective for annual periods beginning after the closing date of this report and have not been applied in preparing these audited financial statements:

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-02, Leases (Topic 842). In July 2018 and December 2018, FASB issued Accounting Standards Update 2018-11, and 2018-20, respectively. These standards require the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. The standards require lessors to classify leases as either sales-type, finance or operating. A sales-type lease occurs if the lessor transfers all the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing lease. If the lessor does not convey risks and rewards or control, which results in an operating lease. These standards will become effective for the Company beginning January 1, 2019. The Company believes there will be no material impact upon the adoption of these standards on its results of operations, financial condition, cash flows, and financial statement disclosures.

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updates ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, requiring certain changes to the recognition and measurement as well as disclosure of incurred and expected credit losses. The standard will become effective for the Company beginning January 1, 2020. In November 2018, the FASB issued ASU 2018-19 to clarify certain aspects of the new current expected credit losses impairment model in ASU 2016-13. ASU 2018-19 points out that operating lease receivables are within the scope of ASC 842 rather than ASC 326. The Company is currently assessing the impact that the adoption of this standard will have on its results of operations, financial condition, cash flows, and financial statement disclosures.

Arvana Inc.
Notes to Financial Statements
For the Years Ended December 31, 2018 and 2017
(Expressed in U.S. Dollars)

2. Summary of Significant Accounting Policies (continued)

l) Recent accounting pronouncements (continued)

New standards and interpretations not yet adopted (continued)

In July 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updates ASU 2017-11, requiring certain changes to the presentation and disclosures of changes to liability or equity classification of financial instruments. The amendments are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently assessing the impact that the adoption of this standard will have on its results of operations, financial condition, cash flows, and financial statement disclosures.

In June 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updates ASU 2018-07, requiring certain changes to nonemployee share-based payment accounting. The amendments are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently assessing the impact that the adoption of this standard will have on its results of operations, financial condition, cash flows, and financial statement disclosures.

In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updates ASU 2018-13, which changes the fair value measurement disclosure requirements of ASC 820. The amendments in this ASU are the result of a broader disclosure project called FASB Concepts Statement, Conceptual Framework for Financial Reporting — Chapter 8: Notes to Financial Statements. The amendments are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently assessing the impact that the adoption of this standard will have on its results of operations, financial condition, cash flows, and financial statement disclosures.

3. Loans Payable

As of December 31, 2018, the Company had received loans of $583,593 (€225,000; CAD$ 72,300; $273,107) (December 31, 2017 - $600,651: €225,000; CAD$ 72,300; $273,107) from stockholders, loans of $129,231 (CAD$ 27,600; $109,000) (December 31, 2017 – $131,000: CAD$ 27,600; $109,000) from a related party and loans of $47,330 (CAD$ 10,000; $40,000) (December 31, 2017 – $75,813: CAD$ 10,000; $67,800) from unrelated third parties. All of the loans bear interest at 6% per annum. The loans were made in 3 different currencies, Euros, Canadian Dollars and US Dollars. All amounts reflected on these financial statements are expressed in US Dollars. Repayment of the loans is due on closing of any future financing arrangement by the Company. The balance of accrued interest of $470,192 and $425,405 is included in accounts payable and accrued liabilities at December 31, 2018 and December 31, 2017, respectively. Interest expense recognized on these loans was $51,207 for the year ended December 31, 2018, compared to $45,970 for the year ended December 31, 2017, respectively.

Arvana Inc.
Notes to Financial Statements
For the Years Ended December 31, 2018 and 2017
(Expressed in U.S. Dollars)

4. Stock Options

At December 31, 2018 and December 31, 2017, there were no stock options outstanding. No options were granted, exercised or expired during the year ended December 31, 2018 or the year ended December 31, 2017.

5. Common Stock

During the years ended December 31, 2018 and December 31, 2017, the Company issued nil shares and 148,900 shares, respectively.

Shares issued during the year ended December 31, 2017 were valued at $0.23 a share, in exchange for the extinguishment of debt in the amount of $74,450, resulting in a gain on settlement of debt of $40,203, an amount comprised of principal and accrued interest on a loan from 2008.

6. Segmented Information

The Company has no reportable segments.

Arvana Inc.
Notes to Financial Statements
For the Years Ended December 31, 2018 and 2017
(Expressed in U.S. Dollars)

7. Income Taxes

Income tax benefits attributable to losses from operations in the United States of America was $Nil for the years ended December 31, 2018 and 2017, and differed from the amounts computed by applying the United States of America combined federal and Utah tax rate of 24.91% to pretax losses from operations as a result of the following:

	2018	2017
Income (loss) for the year before income taxes	$93,510	$(224,914)

Computed expected tax expense (benefit)	$23,294	$(76,471)
Non-deductible expenses	(21,198)	40,926
Change in tax rates	—	319,734
True up of prior-year provision to statutory tax returns	—	530,084
Change in valuation allowance	—	(814,273)
Income tax expense	$2,096	$—

8. Related Party Transactions and Amounts Due to Related Parties

At December 31, 2018 and December 31, 2017, the Company had amounts due to related parties of $491,171 and $549,132, respectively. This amount includes $136,100 at December 31, 2018, and December 31, 2017, payable to two former directors and a current director for services rendered during 2007. This amount is to be paid part in cash and part in stock at a future date with the number of common shares determined by the fair value of the shares on the settlement date. The amounts owing bear no interest, are unsecured, and have no fixed terms of repayment.

The Company incurred consulting fees of $11,819 (2017 - $8,981) paid to a company controlled by our chief executive officer during the year ended December 31, 2018.

Our former chief executive officer and former director entered into a consulting arrangement on a month to month basis that provided for a monthly fee of CAD$5,000. These amounts have been accrued and are currently unpaid. This consulting arrangement ended on May 24, 2013. As of December 31, 2018, our former chief executive officer was owed $262,705 and $268,029 as of December 31, 2017 which are unsecured non-interest bearing amounts due on demand.

Our former chief financial officer and former director had entered into a consulting agreement on a month to month basis that provides for a monthly fee of $2,000. These amounts have been accrued and are currently unpaid. This consulting arrangement ended on June 14, 2013. As of December 31, 2018 and December 31, 2017, our former chief financial officer was owed $58,870 for services rendered as an officer.

Our former chief executive officer and former director entered into a debt assignment agreement effective January 1, 2012, with a corporation with a former director in common and thereby assigned $148,622 (CAD$202,759) of unpaid amounts payable.

Arvana Inc.
Notes to Financial Statements
For the Years Ended December 31, 2018 and 2017
(Expressed in U.S. Dollars)

8. Related Party Transactions and Amounts Due to Related Parties (continued)

Our former chief executive officer and former director entered into a debt assignment agreement effective January 1, 2012, with an unrelated third party and thereby assigned $53,357 of unpaid amounts payable and $100,000 of unpaid loans.

Our former chief executive officer and former director is owed $129,231 for unsecured amounts bearing 6% interest due on demand loaned to the Company as of December 31, 2018, compared to $131,000 as of December 31, 2017. Total interest expense of $70,711 (2017 - $63,608) is included in accounts payable and accrued liabilities as at December 31, 2018.

Our other former officers are owed a total of $31,153 for their prior services rendered as officers as at December 31, 2018, compared to $86,133 as of December 31, 2017. As a result of the sale of subsidiaries (Note 10), $51,075 of amounts owed to former officers were derecognized, as these amounts were owed from the sold subsidiaries.

9. Convertible Loans

On May 18, 2016, the Company issued a convertible promissory note (“Convertible Note”) pursuant to which the Company received $50,000 from CaiE due on November 17, 2017. The $50,000 Convertible Note is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at a fixed price of $0.20 per share. Due to the conversion price being lower than the closing share price on the issuance date, a beneficial conversion feature was recognized as a discount against the convertible note. The Convertible Note accrues interest at a rate equal to 10% per year. During the year ended December 31, 2018 and 2017, $nil and $14,583 of the discount was amortized as interest expense, respectively. Interest expense recognized on this loan was $5,000 for the year ended December 31, 2018, compared to $5,000 for the year ended December 31, 2017. As at December 31, 2018 and December 31, 2017, the balance of the Convertible Note was $50,000. On November 17, 2017, the Company entered into an amending agreement to extend the maturity date to March 31, 2018; all other terms remained unchanged. On March 31, 2018, the Company entered into an additional amending agreement to further extend the maturity date of the Convertible Note to March 31, 2019. All other terms remained unchanged.

On October 12, 2018, the Company issued an additional convertible note with CaiE pursuant to which the Company received $27,800 during the year ended December 31, 2017 and $30,000 during the year ended December 31, 2018. The $57,800 convertible note is due on October 11, 2019 and is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at a fixed price of $0.20 per share. Due to the conversion price being lower than the closing share price on the issuance date, a beneficial conversion feature was recognized as a discount against the convertible note. The convertible note accrues interest at a rate equal to 10% per year. During the year ended December 31, 2018 and 2017, $12,741 and $nil of the discount was amortized as interest expense, respectively. Interest expense recognized on this loan was $1,420 for the year ended December 31, 2018, compared to $nil for the year ended December 31, 2017. As at December 31, 2018 and December 31, 2017, the balance of the convertible note was $57,800 and $nil, respectively.

Arvana Inc.
Notes to Financial Statements
For the Years Ended December 31, 2018 and 2017
(Expressed in U.S. Dollars)

10. Sale of Subsidiaries

On September 24, 2018, the Company entered into a sale and purchase agreement with Nazleal S.A. (“Nazleal”) to dispose of the Company’s subsidiaries, Arvana Networks Inc., Arvana Participaçōes S.A. and Arvana Comunicações do Brasil S. A. (collectively, the “Subsidiaries”). Under the terms of the agreement, Nazleal purchased the Subsidiaries for €20,000 ($23,206) by executing a settlement and release agreement for the same amount pertaining to amounts previously payable by the Company to Nazleal.

Effective September 30, 2018, Nazleal assumed all debts, obligations, and guarantees of the Subsidiaries, which totaled $1,822,152. Of this amount, $1,731,077 was written off (concurrently upon completion of the transaction), as these amounts represented amounts due to the Company from the Subsidiaries (previously eliminated on consolidation). The remaining $91,075 comprised $40,000 in accounts payable (due to arm’s length parties) and $51,075 in amounts due to related parties which were derecognized upon completion of the sale.

As at December 31, 2018, the Subsidiaries had total assets of $44 which consisted solely of cash. The net effect of the above transactions resulted in a total gain to the Company of $114,237.

11. Subsequent Events

The Company evaluated its December 31, 2018, financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements except as provided below:

On January 14, 2019, the Company received an additional loan from CaiE in the amount of $5,600 with terms and conditions of this loan to be finalized at a later date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2018. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013), to determine whether there existed material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. The assessment identified a material weakness in internal control over financial reporting. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

The matter involving internal control over financial reporting that our management considers to be a material weakness is:

•	Failure to segregate the duties of chief executive officer and chief financial officer, which failure could result in inadequate implementation and review of financial reporting control procedures.

The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with his review of our financial statements as of December 31, 2018.

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

Changes in internal control over financial reporting

During the year ended December 31, 2018, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of the Company:

Name	Age	Position
Sir John Baring	72	Chairman of the Board of Directors
Ruairidh Campbell	55	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director
Shawn Teigen	46	Director

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

Business Experience:

Mr. Campbell brings to his position management skills with a legal and business background encompassing over 25 years of consultancy experience. He is a member of the California State Bar, earning a Bachelor of Arts in History from the University of Texas at Austin and a Juris Doctorate from the University of Utah College of Law. He started his legal career as an attorney for Baker & McKenzie in Cairo, Egypt transitioning to consultancy work in 2001 on the formation of Orsa & Company. Orsa is dedicated to assisting private and public companies navigate the business environment. Services range from regulatory compliance to managerial duties that include working with government regulators, business organizations, auditors, accountants, attorneys and quasi-public governing bodies responsible for everything from public health to public quotation.

Officer and Director Responsibilities and Qualifications:

Mr. Campbell is responsible for the overall management of the Company and is involved in its day-to-day operations, finance and administration. Mr. Campbell is also a member of our audit committee.

Other Public Company Directorships in the Last Five Years:

Over the past five years, Mr. Campbell has been the chief executive officer, chief financial officer, principal accounting officer and a director for Allied Resources, Inc., a public company involved in oil and gas exploration and production from June 1998 to present and for Park Vida Group, Inc., a public company involved in a real estate development in the Dominican Republic from December 1999 to January 2015.

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

Business Experience:

Shawn Teigen has been providing consulting services to early-stage businesses for the past 10 years. He is a senior, public policy research analyst with the Utah Foundation. He has also served as the president of an oil and gas company with operations in Wyoming. Mr. Teigen spent two years in Kazakhstan as a U.S. Peace Corps volunteer.

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

Mr. Teigen has not been a director of any other public companies over the past five years.

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

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended December 31, 2018, all such applicable filing requirements were met.

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

Executive compensation paid to a company controlled by our current chief executive officer and chief financial officer for the periods ended December 31, 2018, and December 31, 2017, were $11,819 and $8,981 respectively.

During the year ended December 31, 2018, the Company incurred director’s fees of $1,600 (2017 - $1,600).

Table

The following table provides summary information for 2018 and 2017 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and the chief financial officer and (ii) any other employee to receive compensation in excess of $100,000.

Summary Compensation Table
Name and Principal Position ($)	Year ($)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Ruairidh Campbell CEO, CFO, PAO, and Director	2018	—	—	—	—	—	—	11,819	11,819
	2017	—	—	—	—	—	—	8,981	8,981

Outstanding Equity Awards as of December 31, 2018

There were no outstanding equity awards as of December 31, 2018 for our named executive officer.

No share purchase options were granted to our named executive officer during our fiscal year ended December 31, 2018.

Long-Term Incentive Plans

We do not have any long-term incentive plans, pension plans, or similar compensatory plans for our directors or executive officers.

Change of Control Agreements

We are not party to any change of control agreements with any of our directors or executive officers.

Compensation of Directors

The following table summarizes the compensation of our Company directors for the year ended December 31, 2018:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially (1) as of April 15, 2019, by: (i) each of our directors, (ii) each of our executive officers, (iii) our executive officers and directors as a group, and (iv) each beneficial shareholder known to us to own more than 5% of our outstanding common stock. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Common Shares	Percentage of Common Shares(1)
Directors and Officers
Common Stock	Ruairidh Campbell, CEO, CFO, PAO and Director 299 S. Main Street, 13th Floor, Salt Lake City, Utah 84111	—	—
Common Stock	Shawn Teigen, Director 299 S. Main Street, 13th Floor, Salt Lake City, Utah 84111	—	—
Common Stock	Sir John Baring, Director 299 S. Main Street, 13th Floor, Salt Lake City, Utah 84111	14,625	1.4%
Common Stock	All Directors and Executive Officers as a Group (3 persons)	14,625	1.4%
Common Stock	Valor Invest 60 Rue du Rhone, Fifth Floor Geneva 3, Switzerland CH1211	63,090	6.1%
Total		77,715	7.5%

(1) Under Commission Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 31, 2018. The percentage calculations are based on the aggregate of 1,034,030 shares issued and outstanding as at December 31, 2018.

Change of Control

The acquisition of CaiE as a wholly-owned subsidiary would result in a change in control of the Company. We are not aware of any other arrangement that might result in a change in control in the future.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth information regarding the amount billed to us by our independent auditor, Davidson & Company, LLP, for our fiscal years ended December 31, 2018 and 2017:

	Years ended December 31
	2018	2017
Audit Fees:	$12,750	$11,220
Audit Related Fees:	$5,610	$4,590
Tax Fees:	$—	$—
All Other Fees:	$—	$—
Total:	$18,360	$15,810

Audit Fees

Audit Fees are the aggregate fees billed by our independent auditor for the audit of our annual financial statements and attestation services that are provided in connection with statutory and regulatory filings or engagements.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-15, and are included as part of this Form 10-K:

Financial Statements of the Company for the years ended December 31, 2018 and 2017:

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations and Comprehensive Income (Loss)

Statements of Stockholders’ Deficiency

Statements of Cash Flows

Notes to Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 26 of this Form 10-K, and are incorporated herein by this reference.

(c) Financial Statement Schedules

We are not filing any financial statement schedules as part of this Form 10-K because such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arvana Inc.

By:	/s/ Ruairidh Campbell
Ruairidh Campbell, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director

Date:	April 15, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John Baring
Sir John Baring
Director

Date:	April 15, 2019

By:	/s/ Ruairidh Campbell
Ruairidh Campbell
Director

Date:	April 15, 2019
By:	/s/ Shawn Teigen
Shawn Teigen
Director

Date:	April 15, 2019

EXHIBIT INDEX

Regulation S-K Number	Exhibit
2.1	Agreement and Plan of Reorganization between the Company, Arvana Networks, Inc. and the Shareholders of Arvana Networks, Inc. dated August 18, 2005(1)
3.1	Articles of Incorporation(2)
3.2	Bylaws, as amended(2)
3.3	Amendment to Articles of Incorporation (3)
14.1	Code of Ethics (4)
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (5)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(5)
101.INS	XBRL Instance Document(6)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase(6)
101.LAB	XBRL Taxonomy Extension Label Linkbase(6)
101.DEF	XBRL Taxonomy Extension Label Linkbase(6)
101.CAL	XBRL Taxonomy Extension Label Linkbase(6)
101.SCH	XB RL Taxonomy Extension Label Linkbase(6)

(1)	Previously filed with the SEC as an exhibit to the Company’s registration statement on Form 10-SB filed with the SEC on May 24, 2000.
(2)	Previously filed with the SEC as an exhibit to the Company’s Form 8-K filed with the SEC on October 12, 2010. (3) Previously filed with the SEC as an exhibit to the Company’s registration statement on Form 10-SB filed with the SEC on May 24, 2000.
(4)	Previously filed with the SEC as an exhibit to the Company’s Annual Report on Form 10-KSB filed with the SEC on April 16, 2007.
(5)	Filed as an exhibit to this Annual Report on Form 10-K.
(6)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

