Form 10-Q
period 2019-06-30
ARVANA INC
filed 2019-08-15
CIK 1113313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

þ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15D of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 2019.

o Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

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

Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.001 par value (the only class of voting stock), at August 14, 2019, was 1,034,030.

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

Arvana Inc.

Balance Sheets

(Expressed in US Dollars)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash	$617	$815
Total assets	$617	$815
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	$1,056,905	$1,012,714
Convertible loan (net of discount of $16,159 and $45,059 respectively (Note 8)	91,641	62,741
Loans payable to stockholders (Note 3)	584,289	583,593
Loans payable to related party (Note 3)	130,089	129,231
Loans payable (Note 3)	58,741	47,330
Amounts due to related parties (Note 7)	500,586	491,171
Total current liabilities	2,422,251	2,326,780
Stockholders' deficiency
Common stock, $0.001 par value 5,000,000 authorized, 1,034,030 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	1,034	1,034
Additional paid-in capital	21,283,517	21,283,517
Deficit	(23,702,849)	(23,607,180)
	(2,418,298)	(2,322,629)
Less: Treasury stock – 2,085 common shares at June 30, 2019 and December 31, 2018, respectively	(3,336)	(3,336)
Total stockholders’ deficiency	(2,421,634)	(2,325,965)
	$617	$815

The accompanying notes are an integral part of these condensed interim financial statements.

Arvana Inc.

Statements of Operations and Comprehensive Income (Loss)

(Expressed in US Dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating expenses
General and administrative	2,590	3,343	5,196	6,884
Professional fees	4,875	6,675	9,594	10,213
Total operating expenses	$7,465	$10,018	$14,790	$17,097
Loss from operations	(7,465)	(10,018)	(14,790)	(17,097)
Interest expense	(28,575)	(12,771)	(58,348)	(25,784)
Foreign exchange gain (loss)	(20,759)	48,268	(22,531)	52,450
Net income (loss) and comprehensive income (loss)	$(56,799)	$25,479	$(95,669)	$9,569
Per common share information - basic and diluted:
Weighted average shares outstanding	1,034,030	1,034,030	1,034,030	1,034,030
Net income (loss) per common shares – basic and diluted	$(0.05)	$0.02	$(0.09)	$0.01

The accompanying notes are an integral part of these condensed interim financial statements.

Arvana Inc.

Statements of Cash Flows

(Expressed in US Dollars)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities
Net income (loss)	$(95,669)	$9,569

Item not involving cash:
Amortization of discount on convertible loan	28,900	—
Interest expense	29,448	—
Unrealized foreign exchange	22,531	28,669
Changes in non-cash working capital:
Accounts payable and accrued liabilities	1,795	(34,007)
Amounts due to related parties	1,697	(18,309)
Net cash used in operations	(11,298)	(14,078)

Cash flows from investing activities
Net cash used in investing activities	—	—

Cash flows from financing activities
Proceeds of loans payable	11,100	10,000
Net cash provided by financing activities	11,100	10,000

Change in cash	(198)	(4,078)
Cash, beginning of period	815	4,730
Cash, end of period	$617	$652

Supplementary information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

There were no non-cash investing or financing transactions for the six month periods ended June 30, 2019 and 2018.

The accompanying notes are an integral part of these condensed interim financial statements.

Arvana Inc.
Notes to Condensed Interim Financial Statements
June 30, 2019
(Unaudited)

1. Nature of Business and Ability to Continue as a Going Concern

Arvana Inc. (“our”, “we”,”us” and the “Company”) was incorporated under the laws of the State of Nevada as Turinco, Inc. on September 16, 1977. On July 24, 2006, the shareholders approved a name change from Turinco, Inc. to Arvana Inc. The reporting currency and functional currency of the Company is the United States dollar (“US Dollar”) and the accompanying financial statements have been expressed in US Dollars.

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

These condensed financial statements have been prepared on a going concern basis, which assumes the realization of assets and the settlement of liabilities in the normal course of business. For the six-month period ended June 30, 2019, the Company recognized a net loss of $95,669 as a result of general administrative expenses, professional fees, interest expenses and foreign exchange. At June 30, 2019, the Company had a working capital deficiency of $2,421,634. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

2. Summary of Significant Accounting Policies

a) Basis of presentation

The Company is in the process of evaluating CaiE Food Partnership Ltd. (“CaiE”) as a business opportunity and has minimal operating expenses. The Company’s fiscal year end is December 31. The accompanying condensed interim financial statements of Arvana Inc. for the three and six months ended June 30, 2019 and 2018, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for financial information with the instructions to Form 10-Q and Regulation S-X. The condensed interim financial statements and notes appearing in this report should be read in conjunction with our audited financial statements and related notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission (“SEC”) on April 15, 2019. Results are not necessarily indicative of those which may be achieved in future periods.

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

The estimated fair values of the Company's financial instruments as of June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash	$617	$617	$815	$815
Accounts payable and accrued liabilities	1,056,905	1,056,905	1,012,714	1,012,714
Convertible loan	91,641	91,641	62,741	62,741
Loans payable to stockholders	584,289	584,289	583,593	583,593
Loans payable to related party	130,089	130,089	129,231	129,231
Loans payable	58,741	58,741	47,330	47,330
Amounts due to related parties	500,586	500,586	491,171	491,171

The following table presents information about the assets that are measured at fair value on a recurring basis as of June 30, 2019, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	June 30, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$617	$617	$—	$—

The fair value of cash is determined through market, observable and corroborated sources

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

3. Loans Payable

As of June 30, 2019, the Company had received loans of $584,289 (€225,000; CAD$ 72,300; $273,107) (December 31, 2018 - $583,593: €225,000; CAD$ 72,300; $273,107) from stockholders; loans of $130,089 (CAD$ 27,600; $109,000) (December 31, 2018 – $129,231: CAD$ 27,600; $109,000) from a related party and loans of $58,741 (CAD$ 10,000; $51,100) (December 31, 2018 – $47,330: CAD$ 10,000; $40,000) from unrelated third parties. All of the loans bear interest at 6% per annum. The loans were made in 3 different currencies, Euros, Canadian Dollars and US Dollars. All amounts reflected on these financial statements are expressed in US Dollars. Repayment of the loans is due on closing of any future financing arrangement by the Company. The balance of accrued interest of $495,026 and $470,192 is included in accounts payable and accrued expenses at June 30, 2019 and December 31, 2018, respectively. Interest expense recognized on these loans was $11,430 for the three months ended June 30, 2019, compared to $12,771 for the three months ended June 30, 2018, respectively. Interest expense recognized on these loans was $24,058 for the six months ended June 30, 2019, compared to $25,784 for the six months ended June 30, 2018, respectively.

4. Stock Options

At June 30, 2019 and December 31, 2018, there were no stock options outstanding. No options were granted, exercised or expired during the period ended June 30, 2019 and during the year ended December 31, 2018.

5. Common stock

During the six months ended June 30, 2019 and year ended December 31, 2018, the Company had issued nil shares respectively.

6. Segmented Information

The Company has no reportable segments.

Arvana Inc.
Notes to Condensed Interim Financial Statements
March 31, 2019
(Unaudited)

7. Related Party Transactions and Amounts Due to Related Parties

At June 30, 2019, and December 31, 2018, the Company had amounts due to related parties of $500,586 and $491,171, respectively. This amount includes $136,100 at June 30, 2019 and December 31, 2018, payable to two former directors and a current director for services rendered during 2007. This amount is to be paid part in cash and part in stock at a future date with the number of common shares determined by the fair value of the shares on the settlement date. The amounts owing bear no interest, are unsecured, and have no fixed terms of repayment.

The Company incurred consulting fees of $5,394 (2018 - $4,481) paid to a company controlled by our chief executive officer during the six months ended June 30, 2019.

Our former chief executive officer and former director entered into a consulting arrangement on a month to month basis that provided for a monthly fee of CAD$5,000. These amounts have been accrued and are currently unpaid. This consulting arrangement ended on May 24, 2013. As of June 30, 2019, our former chief executive officer was owed $273,004 and $262,705 as of December 31, 2018 which are unsecured non-interest bearing amounts due on demand.

Our former chief financial officer and former director had entered into a consulting agreement on a month to month basis that provides for a monthly fee of $2,000. These amounts have been accrued and are currently unpaid. This consulting arrangement ended on June 14, 2013. As of June 30, 2019 and December 31, 2018, our former chief financial officer was owed $58,870 for services rendered as an officer.

Our former chief executive officer and former director entered into a debt assignment agreement effective January 1, 2012, with a corporation with a former director in common and thereby assigned $154,928 (CAD$202,759) of unpaid amounts payable.

Our former chief executive officer and former director entered into a debt assignment agreement effective January 1, 2012, with an unrelated third party and thereby assigned $53,357 of unpaid amounts payable and $100,000 of unpaid loans.

Our former chief executive officer and former director is owed $130,089 for unsecured amounts bearing 6% interest due on demand loaned to the Company as of June 30, 2019, compared to $129,653 as of December 31, 2018. Total interest expense of $74,981 (December 31, 2018 - $70,711) is included in accounts payable and accrued liabilities as at June 30, 2019.

Our former chief executive officer and former director entered into a debt assignment agreement effective December 31, 2016, to assume $100,000 in unpaid loans and $83,357 in unpaid amounts payable from a third party.

Our other former officers are owed a total of $32,474 for their prior services rendered as officers as at June 30, 2019, compared to $31,153 as of December 31, 2018.

Arvana Inc.
Notes to Condensed Interim Financial Statements
March 31, 2019
(Unaudited)

8. Convertible Loans

On May 18, 2016, the Company issued a convertible promissory note (“Convertible Note”) pursuant to which the Company received $50,000 from CaiE due on November 17, 2017. The $50,000 Convertible Note is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at a fixed price of $0.20 per share. Due to the conversion price being lower than the closing share price on the issuance date, a beneficial conversion feature was recognized as a discount against the convertible note. The Convertible Note accrues interest at a rate equal to 10% per year. During the three and six months ended June 30, 2019 and 2018, $nil and $nil of the discount was amortized as interest expense, respectively. Interest expense recognized on this loan was $1,250 for the three months ended June 30, 2019, compared to $1,250 for the three months ended June 30, 2018. Interest expense recognized on this loan was $2,500 for the six months ended June 30, 2019, compared to $2,500 for the six months ended June 30, 2018. As at June 30, 2019 and December 31, 2018, the balance of the Convertible Note was $50,000. On November 17, 2017, the Company entered into an amending agreement to extend the maturity date to March 31, 2018; all other terms remained unchanged. On March 31, 2018, the Company entered into an additional amending agreement to further extend the maturity date of the Convertible Note to March 31, 2019. All other terms remained unchanged. On March 31, 2019, the Company entered into an additional amending agreement to further extend the maturity date of the Convertible Note to March 31, 2020. All other terms remained unchanged.

On October 12, 2018, the Company issued an additional convertible note with CaiE pursuant to which the Company received $27,800 during the year ended December 31, 2017 and $30,000 during the year ended December 31, 2018. The $57,800 convertible note is due on October 11, 2019 and is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at a fixed price of $0.20 per share. Due to the conversion price being lower than the closing share price on the issuance date, a beneficial conversion feature was recognized as a discount against the convertible note. The convertible note accrues interest at a rate equal to 10% per year. During the three months ended June 30, 2019 and 2018, $14,450 and $nil of the discount was amortized as interest expense, respectively. During the six months ended June 30, 2019 and 2018, $28,900 and $nil of the discount was amortized as interest expense, respectively. Interest expense recognized on this loan was $1,445 for the three months ended June 30, 2019, compared to $nil for the three months ended June 30, 2018. Interest expense recognized on this loan was $2,890 for the six months ended June 30, 2019, compared to $nil for the six months ended June 30, 2018. As at June 30, 2019 and December 31, 2018, the balance of the convertible note was $57,800.

9. Subsequent Events

The Company evaluated its June 30, 2019, financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in its financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three and six months ended June 30, 2019 and June 30, 2018.

Overview

The Company was incorporated in the State of Nevada on June 16, 1977, as “Turinco, Inc.” to engage in any legal undertaking. On July 24, 2006, the Company’s name was changed from Turinco, Inc. to Arvana Inc. to reflect the acquisition of Arvana Networks, Inc., a telecommunications business. We discontinued efforts related to our telecommunications business as of December 31, 2009. We have since been in the process of seeking and identifying other business opportunities.

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

Results of Operations

During the three and six months ended June 30, 2019, the Company satisfied periodic public disclosure requirements and continued to finance its operations with convertible loans from CaiE.

Our operations for the three and six months ended June 30, 2019 and 2018 are summarized below.

	Three months Ended June 30, 2019	Three months Ended June 30, 2018	Six months Ended June 30, 2019	Six months Ended June 30, 2018
Expenses:
General and administration	(2,590)	($3,343)	(5,196)	(6,884)
Professional fees	(4,875)	(6,675)	(9,594)	(10,213)
Interest	(28,575)	(12,771)	(58,348)	(25,784)
Foreign exchange gain (loss)	(20,759)	48,268	(22,531)	52,450
Net income (loss) and comprehensive income (loss) for the period	(56,799)	25,479	(95,669)	9,569

Net Losses

Net loss for the three months ended June 30, 2019, was $56,799 as compared to net income of $25,479 for the three months ended June 30, 2018. The transition from net income to net loss over the three-month period ended June 30, 2019, when compared to the three-month period ended June 30, 2018, can be primarily attributed to the foreign exchange loss as compared to a foreign exchange gain in the comparable three month period, and the increase in interest expense on outstanding debt offset by small decreases in general administrative expenses and professional fees. The loss or gain on foreign exchange is due to an increase or decrease in the value of foreign currencies against the US dollar, the volatility of which can negatively or positively impact the cost of those expenses payable in foreign currencies.

Net loss for the six months ended June 30, 2019 was $95,669 as compared to net income of $9,569 for the six months ended June 30, 2018. The transition from net income to net loss over the six-month period ended June 30, 2019, when compared to the six-month period ended June 30, 2018, can likewise primarily be attributed to the foreign exchange loss as compared to a foreign exchange gain in the comparable six month period, and the increase in interest expense on outstanding debt, offset by small decreases in general administrative expenses and professional fees. The loss or gain on foreign exchange is due to an increase or decrease in the value of foreign currencies against the US dollar, the volatility of which can negatively or positively impact the cost of those expenses that are payable in foreign currencies.

We did not generate revenue during this period and expect to incur losses over the next twelve months until such time as we are able to conclude the acquisition of CaiE Foods or develop a new business opportunity that produces net income.

Capital Expenditures

The Company expended no amounts on capital expenditures for the six-month period ended June 30, 2019.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years.

Liquidity and Capital Resources

Since inception, the Company has experienced significant changes in liquidity, capital resources, and stockholders’ deficiency.

The Company had assets of $617 as of June 30, 2019, consisting of cash and a working capital deficit of $2,421,634, as compared to assets of $815, consisting of cash and a working capital deficit of $2,325,965 as of December 31, 2018. Net stockholders' deficit in the Company was $2,421,634 at June 30, 2019, as compared to a net stockholder’s deficit in the Company of $2,325,965 at December 31, 2018.

Cash Used in Operating Activities

Net cash flow used in operating activities for the six-month period ended June 30, 2019 was $11,298 as compared to $14,078 for the six-month period ended June 30, 2018. Changes in net cash used in operating activities in the current six-month period can be attributed primarily to a number of items that are book expense items which do not affect the total amount relative to actual cash used such as unrealized foreign exchange, interest expense and the amortization of discount on convertible loans. Balance sheet accounts that actually affect cash, but are not income statement related items that are added or deducted to arrive at net cash used in operating activities, include accounts payable and accrued liabilities, in addition to amounts due to related parties.

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

Cash Flows from Financing Activities

Cash flow provided by financing activities for the six months ended June 30, 2019, was $11,100 as compared to $10,000 for the six months ended June 30, 2018. The cash flows provided from financing activities in both comparative six-month periods can be attributed to loans from CaiE.

We expect to continue to use cash flow provided by financing activities to maintain operations and acquire CaiE. In the event the prospective acquisition of CaiE is not completed, the Company will seek to identify an alternative business opportunity.

The Company’s current assets are insufficient to conduct its plan of operation over the next twelve (12) months, as it will need at least $50,000 to maintain operations and acquire CaiE. The Company secured a convertible loan of $50,000 in 2016, an additional convertible loan in the aggregate amount of $57,800 in 2017 and 2018, in addition to loans of $11,100 in the first six months of 2019 from CaiE. Despite these loans, the Company has no commitments or arrangements for the funding necessary to complete the acquisition of CaiE. The Company’s shareholders or CaiE are the most likely sources of funding, though none have made any commitment for future investment. The Company’s inability to obtain sufficient funding to maintain operations would have a material adverse effect on its ability to continue operations.

The Company does not intend to pay cash dividends in the foreseeable future.

The Company had no lines of credit or other bank financing arrangements as of June 30, 2019.

The Company had no commitments for future capital expenditures that were material at June 30, 2019.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off-Balance Sheet Arrangements

As of June 30, 2019, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

Going Concern

Management of the Company has expressed an opinion as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $23,702,849 since inception and negative cash flows from operating activities as of June 30, 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is subject to the ability of the Company to obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes obtaining funding from the private placement of equity or through debt financing. Management believes that it will be able to obtain funding to allow the Company to remain a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the acting chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2019. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2019, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ARVANA INC.

August 14, 2019	By:	/s/ Ruairidh Campbell
Ruairidh Campbell
Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

INDEX TO EXHIBITS

Regulation S-K Number	Exhibit
2.1	Agreement and Plan of Reorganization between the Company, Arvana Networks, Inc. and the Shareholders of Arvana Networks, Inc. dated August 18, 2005(1)
3.1	Articles of Incorporation(2)
3.2	Bylaws, as amended(2)
3.3	Amendment to Articles of Incorporation (3)
14.1	Code of Ethics (4)
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (5)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(5)
101.INS	XBRL Instance Document(6)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase(6)
101.LAB	XBRL Taxonomy Extension Label Linkbase(6)
101.DEF	XBRL Taxonomy Extension Label Linkbase(6)
101.CAL	XBRL Taxonomy Extension Label Linkbase(6)
101.SCH	XB RL Taxonomy Extension Label Linkbase(6)

(1)	Previously filed with the SEC as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2005.
(2)	Previously filed with the SEC as exhibits to the Company’s registration statement on Form 10- SB filed with the SEC on May 24, 2000.
(3)	Previously filed with the SEC as an exhibit to the Company’s registration statement on Form 8-K filed with the SEC on October 12, 2010.
(4)	Previously filed with the SEC as an exhibit to the Company’s Annual Report on Form 10-KSB filed with the SEC on April 16, 2007.
(5)	Filed as exhibits to this Periodic Report on Form 10-Q.
(6)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

