Form 10-Q
period 2019-09-30
ARVANA INC
filed 2019-11-13
CIK 1113313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15D of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 2019.

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smeller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.001 par value (the only class of voting stock), at November 13, 2019, was 1,034,030.

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

	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash	$6,764	$815
Total assets	$6,764	$815

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$1,036,211	$1,012,714
Convertible loan (net of discount of $1,709 and $45,059 respectively (Note 8))	106,091	62,741
Loans payable to stockholders (Note 3)	572,996	583,593
Loans payable to related party (Note 3)	129,841	129,231
Loans payable (Note 3)	84,361	47,330
Amounts due to related parties (Note 7)	502,132	491,171
Total current liabilities	2,431,632	2,326,780

Stockholders' deficiency
Common stock, $0.001 par value 5,000,000 authorized, 1,034,030 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	1,034	1,034
Additional paid-in capital	21,283,517	21,283,517
Deficit	(23,706,083)	(23,607,180)
	(2,421,532)	(2,322,629)
Less: Treasury stock – 2,085 common shares at September 30, 2019 and December 31, 2018, respectively	(3,336)	(3,336)
Total stockholders’ deficiency	(2,424,868)	(2,325,965)
	$6,764	$815

The accompanying notes are an integral part of these condensed interim financial statements.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating expenses
General and administrative	3,155	2,657	8,351	9,541
Professional fees	3,250	6,062	12,844	16,275
Total operating expenses	$6,405	$8,719	$21,195	$25,816

Loss from operations	(6,405)	(8,719)	(21,195)	(25,816)

Interest expense	(28,401)	(12,771)	(86,749)	(38,555)
Foreign exchange gain (loss)	31,572	(7,949)	9,041	44,501
Gain on sale of subsidiaries	—	114,237	—	114,237

Net income (loss) and comprehensive income (loss)	$(3,234)	$84,798	$(98,903)	$94,367
Per common share information - basic and diluted:
Weighted average shares outstanding	1,034,030	1,034,030	1,034,030	1,034,030
Net income (loss) per common shares – basic and diluted	$(0.00)	$0.08	$(0.10)	$0.09

The accompanying notes are an integral part of these condensed interim financial statements.

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities
Net income (loss)	$(98,903)	$94,367
Item not involving cash:
Amortization of discount on convertible loan	43,350	—
Interest expense	43,399	—
Unrealized foreign exchange	(9,041)	16,773
Gain on sale of subsidiaries	—	(114,237)
Changes in non-cash working capital:
Accounts payable and accrued liabilities	(15,142)	(6,548)
Amounts due to related parties	5,476	(4,784)
Net cash used in operations	(30,861)	(14,429)

Cash flows from investing activities
Cash disposed on sale of subsidiaries	—	(44)
Net cash used in investing activities	—	(44)

Cash flows from financing activities
Proceeds of loans payable	36,810	10,000
Net cash provided by financing activities	36,810	10,000

Change in cash	5,949	(4,473)
Cash, beginning of period	815	4,730
Cash, end of period	$6,764	$257

Supplementary information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

There were no non-cash investing or financing transactions for the nine month periods ended September 30, 2019 and 2018.

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

On March 17, 2016, the Company entered into a non-binding Memorandum of Understanding (“MOU”) with CaiE Food Partnership Ltd. (“CaiE”) for the purpose of acquiring CaiE as a wholly-owned subsidiary. CaiE is in the business of manufacturing and distributing fresh Dim Sum food products from a facility based in Sparks, Nevada. In the event that the Company does not complete the acquisition of CaiE, its intention will be to identify and evaluate alternative business opportunities that are a good match for the Company.

These condensed financial statements have been prepared on a going concern basis, which assumes the realization of assets and the settlement of liabilities in the normal course of business. For the nine-month period ended September 30, 2019, the Company recognized a net loss of $98,903 as a result of general and administrative expenses, professional fees, interest expenses offset by a gain from foreign exchange. At September 30, 2019, the Company had a working capital deficiency of $2,424,868. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

2. Summary of Significant Accounting Policies

a) Basis of presentation

The Company is in the process of evaluating CaiE Food Partnership Ltd. (“CaiE”) as an ongoing business opportunity. The Company has minimal operating expenses. Our fiscal year end is December 31. The Company’s accompanying condensed interim financial statements for the three and nine months ended September 30, 2019 and 2018, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for financial information including the instructions provided in Form 10-Q and Regulation S-X. The condensed interim financial statements and notes that appear in this report should be read in conjunction with our audited financial statements and related notes thereto, as discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Our most recent Annual Report was filed with the Securities and Exchange Commission (“SEC”) on April 15, 2019. Results are not necessarily indicative of those which may be achieved in future periods.

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

The estimated fair values of the Company's financial instruments as of September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash	$6,764	$6,764	$815	$815
Accounts payable and accrued liabilities	1,036,211	1,036,211	1,012,714	1,012,714
Convertible loan	106,091	106,091	62,741	62,741
Loans payable to stockholders	572,996	572,996	583,593	583,593
Loans payable to related party	129,841	129,841	129,231	129,231
Loans payable	84,361	84,361	47,330	47,330
Amounts due to related parties	502,132	502,132	491,171	491,171

The following table presents information about the assets that are measured at fair value on a recurring basis as of September 30, 2019, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	September 30, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$6,764	$6,764	$—	$—

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

3. Loans Payable

As of September 30, 2019, the Company had received loans of $572,996 (€225,000; CAD$ 72,300; $273,107) (December 31, 2018 - $583,593: €225,000; CAD$ 72,300; $273,107) from stockholders; loans of $129,841 (CAD$ 27,600; $109,000) (December 31, 2018 – $129,231: CAD$ 27,600; $109,000) from a related party and loans of $84,361 (CAD$ 10,000; $76,810) (December 31, 2018 – $47,330: CAD$ 10,000; $40,000) from unrelated third parties. All of the loans bear interest at 6% per annum. The loans were made in 3 different currencies, Euros, Canadian Dollars and US Dollars. All amounts reflected on these financial statements are expressed in US Dollars. The balance of accrued interest of $500,719 and $470,192 is included in accounts payable and accrued liabilities at September 30, 2019 and December 31, 2018, respectively. Interest expense recognized on these loans was $11,256 for the three months ended September 30, 2019, compared to $11,251 for the three months ended September 30, 2018, respectively. Interest expense recognized on these loans was $35,314 for the nine months ended September 30, 2019, compared to $34,805 for the nine months ended September 30, 2018, respectively.

4. Stock Options

At September 30, 2019 and December 31, 2018, there were no stock options outstanding. No options were granted, exercised or expired during the period ended September 30, 2019 and during the year ended December 31, 2018.

5. Common stock

During the nine months ended September 30, 2019 and year ended December 31, 2018, the Company had issued nil shares respectively.

6. Segmented Information

The Company has no reportable segments.

7. Related Party Transactions and Amounts Due to Related Parties

At September 30, 2019, and December 31, 2018, the Company had amounts due to related parties of $502,132 and $491,171, respectively. This amount includes $136,100 at September 30, 2019 and December 31, 2018, payable to two former directors and a current director for services rendered during 2007. This amount is to be paid part in cash and part in stock at a future date with the number of common shares determined by the fair value of the shares on the settlement date. The amounts owing bear no interest, are unsecured, and have no fixed terms of repayment.

The Company incurred consulting fees of $7,144 (2018 - $8,675) paid to a company controlled by our chief executive officer during the nine months ended September 30, 2019.

A former chief executive officer and former director entered into a consulting arrangement on a month to month basis that provided for a monthly fee of CAD$5,000. These amounts have been accrued and are currently unpaid. This consulting arrangement ended on May 24, 2013. As of September 30, 2019, this former chief executive officer was owed $273,093 and $262,705 as of December 31, 2018 which are unsecured non-interest bearing amounts due on demand.

A former chief financial officer and former director had entered into a consulting agreement on a month to month basis that provides for a monthly fee of $2,000. These amounts have been accrued and are currently unpaid. This consulting arrangement ended on June 14, 2013. As of September 30, 2019 and December 31, 2018, this former chief financial officer was owed $58,870 for services rendered as an officer.

A former chief executive officer and former director entered into a debt assignment agreement effective January 1, 2012, with a corporation with a former director in common that assigned $154,928 (CAD$202,759) of unpaid amounts payable.

A former chief executive officer and former director entered into a debt assignment agreement effective January 1, 2012, with an unrelated third party that assigned $53,357 of unpaid amounts payable and $100,000 of unpaid loans.

A former chief executive officer and former director is owed $129,841 for unsecured amounts bearing 6% interest due on demand loaned to the Company as of September 30, 2019, compared to $129,653 as of December 31, 2018. Total interest expense of $76,815 (December 31, 2018 - $70,711) is included in accounts payable and accrued liabilities as at September 30, 2019.

A former chief executive officer and former director entered into a debt assignment agreement effective December 31, 2016, that assumed $100,000 in unpaid loans and $83,357 in unpaid amounts payable from a third party.

Other former officers are owed a total of $32,092 for services rendered as officers as at September 30, 2019, compared to $31,153 as of December 31, 2018.

8. Convertible Loans

On May 18, 2016, the Company issued a convertible promissory note (“Convertible Note”) pursuant to which the Company received $50,000 from CaiE due on November 17, 2017. The $50,000 Convertible Note is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at a fixed price of $0.20 per share. Due to the conversion price being lower than the closing share price on the issuance date, a beneficial conversion feature was recognized as a discount against the convertible note. The Convertible Note accrues interest at a rate equal to 10% per year. During the three and nine months ended September 30, 2019 and 2018, $nil and $nil of the discount was amortized as interest expense, respectively. Interest expense recognized on this loan was $1,250 for the three months ended September 30, 2019, compared to $1,250 for the three months ended September 30, 2018. Interest expense recognized on this loan was $3,750 for the nine months ended September 30, 2019, compared to $3,750 for the nine months ended September 30, 2018. As at September 30, 2019 and December 31, 2018, the balance of the Convertible Note was $50,000. On November 17, 2017, the Company entered into an amending agreement to extend the maturity date to March 31, 2018; all other terms remained unchanged. On March 31, 2018, the Company entered into an additional amending agreement to further extend the maturity date of the Convertible Note to March 31, 2019. All other terms remained unchanged. On March 31, 2019, the Company entered into an additional amending agreement to further extend the maturity date of the Convertible Note to March 31, 2020. All other terms remained unchanged.

On October 12, 2018, the Company issued an additional convertible note with CaiE pursuant to which the Company received $27,800 during the year ended December 31, 2017 and $30,000 during the year ended December 31, 2018. The $57,800 convertible note is due on October 11, 2019 and is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at a fixed price of $0.20 per share. Due to the conversion price being lower than the closing share price on the issuance date, a beneficial conversion feature was recognized as a discount against the convertible note. The convertible note accrues interest at a rate equal to 10% per year. During the three months ended September 30, 2019 and 2018, $14,450 and $nil of the discount was amortized as interest expense, respectively. During the nine months ended September 30, 2019 and 2018, $43,350 and $nil of the discount was amortized as interest expense, respectively. Interest expense recognized on this loan was $1,445 for the three months ended September 30, 2019, compared to $nil for the three months ended September 30, 2018. Interest expense recognized on this loan was $4,335 for the nine months ended September 30, 2019, compared to $nil for the nine months ended September 30, 2018. As at September 30, 2019 and December 31, 2018, the balance of the convertible note was $56,091 and $12,741, respectively.

9. Subsequent Events

The Company evaluated its September 30, 2019, financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in its financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three and nine months ended September 30, 2019 and September 30, 2018.

Overview

The Company was incorporated in the State of Nevada on June 16, 1977, as “Turinco, Inc.” to engage in any legal undertaking. On July 24, 2006, our name was changed from Turinco, Inc. to Arvana Inc. to reflect the acquisition of Arvana Networks, Inc., a telecommunications business. We discontinued efforts related to our telecommunications business as of December 31, 2009. We have since been in the process of identifying other business opportunities.

Our office is located at 299 S. Main Street, 13th Floor, Salt Lake City, Utah 84111, and our telephone number is (801) 232-7395. Our registered agent is JAD Communications LLC., 5209 West Gowan Road, Las Vegas, Nevada 89130.

The Company currently is traded on the OTC Markets Group, Inc.’s Pink Sheets Current Information over the counter market platform under the symbol “AVNI.”

Company

On March 17, 2016, the Company entered into a non-binding Memorandum of Understanding (“MOU”) with CaiE Food Partnership Ltd. (“CaiE”) for the purpose of acquiring CaiE as a wholly owned subsidiary. CaiE is in the business of manufacturing and distributing fresh Dim Sum food products from a facility based in Sparks Nevada. The MOU anticipates that the Company will issue, subject to shareholder approval, a fully diluted sixty-seven percent (67%) interest in its common stock in exchange for CaiE. The MOU further provides that CaiE lend the Company fifty thousand dollars ($50,000) on a convertible basis prior to the consummation of the transaction. Due to the delay encountered in drafting definitive documentation, we do expect that the terms of the MOU will be revised to reflect the operating results of CaiE as of the date the parties are ready to move forward. The anticipated transaction will require the Company to convert a majority of its existing debt into shares of common stock, increase the number of authorized common shares, elect a new Board of Directors and change its name to reflect the new business. CaiE has loaned the Company $144,510 as of the filing date of this report.

In the event that the Company does not complete the acquisition of CaiE, its intention will be to identify and evaluate alternative business opportunities that might be a good match for the Company. We will not be able to develop any identified business opportunities without additional financing. Our Board of Directors has relied on loans from CaiE since 2016 to maintain operations and will continue to do so through the remainder of 2019.

Plan of Operation

The Company’s plan of operation over the next twelve months is to acquire CaiE as a wholly owned subsidiary on those terms to be provided within definitive agreements and thereafter to focus on CaiE’s business model.

We will require a minimum of $50,000 over the next 12 months to maintain operations and acquire CaiE. On completing the acquisition of CaiE, the Company will need additional capital to grow its business. The amount of funding that will be required for this purpose is not determinable at this time.

Should the Company not complete the anticipated transaction with CaiE then it will seek to identify an alternative business opportunity for which purpose it will require a minimum of $25,000 in funding over the next 12 months. The Company will most likely need additional funding to complete any alternative transaction that might be identified within this time frame for this purpose.

We anticipate that the required prospective funding in the near term will be in the form of convertible debt financing and loans provided by CaiE.

Should the Company not complete the anticipated transaction with CaiE, then funding to maintain operations may come from the sale of our common shares or unsecured shareholder loans. The Company has not arranged any alternative financing to that provided by CaiE and cannot be certain that it will be able to realize funding from the sale of equity or additional shareholder loans. Until the Company is able to generate sufficient net cash flow, there will remain substantial doubt as to whether it can maintain operations.

Results of Operations

During the three and nine months ended September 30, 2019, the Company satisfied periodic public disclosure requirements and continued to finance its operations with convertible loans from CaiE.

Our operations for the three and nine months ended September 30, 2019 and 2018 are summarized below.

	Three months Ended September 30, 2019	Three months Ended September 30, 2018	Nine months Ended September 30, 2019	Nine months Ended September 30, 2018
Expenses:
General and administrative	(3,155)	(2,657)	(8,351)	(9,541)
Professional fees	(3,250)	(6,062)	(12,844)	(16,275)
Interest expense	(28,401)	(12,771)	(86,749)	(38,555)
Foreign exchange gain (loss)	31,572	(7,949)	9,041	44,501
Gain on sale of subsidiaries	—	114,237	—	114,237
Net income (loss) and comprehensive income (loss) for the period	(3,234)	84,798	(98,903)	94,367

Net Losses/Net Income

Net loss for the three months ended September 30, 2019 was $3,234 as compared to net income of $84,798 for the three months ended September 30, 2018. The transition from net income to net loss over the comparable three-month periods ended September 30, 2019, and September 30, 2018, can be primarily attributed to the gain recognized on the sale of subsidiaries in the earlier three-month period, that entirely offset general and administrative expenses, professional fees, interest expense and foreign exchange losses. Net losses in the current three-month period can be attributed to general and administrative expenses, professional fees, and interest expense partially offset by a foreign exchange gain. The loss or gain on foreign exchange is due to an increase or decrease in the value of foreign currencies against the US dollar, the volatility of which can negatively or positively impact the cost of those expenses payable in foreign currencies.

Net loss for the nine months ended September 30, 2019 was $98,903, as compared to net income of $94,367 for the nine months ended September 30, 2018. The transition from net income to net loss over the comparable nine-month periods ended September 30, 2019, and September 30, 2018, can be primarily attributed to the gain recognized on the sale of subsidiaries and the foreign exchange gain in the earlier nine-month period that entirely offset general and administrative expenses, professional fees, and interest expenses. Net losses in the current nine-month period can be attributed to general and administrative expenses, and professional fees, offset by a foreign exchange gain.

The Company did not generate any revenue over the comparable three and nine month periods and expects to continue to incur losses until such time as it is able to realize net gains on a consistent basis in future periods.

Capital Expenditures

The Company expended no amounts on capital expenditures for the nine-month period ended September 30, 2019.

Liquidity and Capital Resources

Since inception, the Company has experienced significant changes in liquidity, capital resources, and stockholders’ deficiency.

The Company had assets of $6,764 as of September 30, 2019, consisting of cash and a working capital deficit of $2,424,868, as compared to assets of $815, consisting of cash and a working capital deficit of $2,325,965 as of December 31, 2018. Net stockholders' deficit in the Company was $2,424,868 at September 30, 2019, as compared to a net stockholder’s deficit in the Company of $2,325,965 at December 31, 2018.

Cash Used in Operating Activities

Net cash flow used in operating activities for the nine-month period ended September 30, 2019, was $30,861 as compared to $14,429 for the nine-month period ended September 30, 2018. Changes in net cash used in operating activities in the current nine-month period can be attributed primarily to a number of items that are book expense items which do not affect the total amount relative to actual cash used such as unrealized foreign exchange, interest expense, amortization of discount on convertible loans and gain on sale of subsidiaries. Balance sheet accounts that actually affect cash, but are not income statement related items that are added or deducted to arrive at net cash used in operating activities, include accounts payable and accrued liabilities, in addition to amounts due to related parties.

We expect to continue to use net cash flow in operating activities over the next twelve months or until such time as the Company can generate sufficient revenue to offset operating expenses.

Cash Used in Investing Activities

Net cash flow used in investing activities for the nine-month period ended September 30, 2019, was $nil as compared to $44 for the nine month period ended September 30, 2018. Changes in net cash used in investing activities in the earlier nine-month period can be attributed to the sale of subsidiaries.

We expect to use net cash flow in investing activities in future periods.

Cash Flows from Financing Activities

Cash flow provided by financing activities for the nine months ended September 30, 2019, was $36,810 as compared to $10,000 for the nine months ended September 30, 2018. The cash flows provided from financing activities in both comparative nine-month periods can be attributed to loans from CaiE.

We expect to use net cash flow provided by financing activities in future periods to maintain operations and acquire CaiE.

Our current assets are insufficient to conduct its plan of operation over the next twelve (12) months, as the Company will need at least $50,000 to maintain operations and acquire CaiE.

Since 2016, the Company has secured a series of loans from CaiE as follows:

Lender	Year	Amount	Interest Rate	Type	Conversion	Due
CaiE	2019 to September 30	$36,710	n/a	Loan	n/a	n/a
CaiE	2018	$30,000	10%	Convertible Loan	$0.20	3/31/2020
CaiE	2017	$27,800	10%	Convertible Loan	$0.20	3/31/2020
CaiE	2016	$50,000	10%	Convertible Loan	$0.20	3/31/2020

The Company has no commitments or arrangements for the funding necessary to complete the acquisition of CaiE. The Company’s shareholders or CaiE are the most likely sources of funding, though none have made any commitment for future investment.

The Company does not intend to pay cash dividends in the foreseeable future.

The Company had no lines of credit or other bank financing arrangements as of September 30, 2019.

The Company had no commitments for future capital expenditures that were material at September 30, 2019.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off-Balance Sheet Arrangements

As of September 30, 2019, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Future Financings

We anticipate continuing to rely on debt or equity sales of our shares of common stock in order to fund our business operations. There is no assurance that we will be able to sell our equity securities or arrange for debt or other financing to fund operations.

Critical Accounting Policies

In Note 2 to the audited financial statements for the year ended December 31, 2018, included in our Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States.

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

Going Concern

Management of the Company has expressed an opinion as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $23,706,083 since inception and negative cash flows from operating activities as of September 30, 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is subject to the ability of the Company to obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes obtaining funding from the private placement of equity or through debt financing from CaiE or shareholders. Management believes that it will be able to obtain funding to allow the Company to remain a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful.

Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this current report, with the exception of historical facts, are forward-looking statements. Forward-looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

•	our anticipated financial performance and business plan;
•	the sufficiency of existing capital resources;
•	our ability to raise capital to fund cash requirements for future operations;
•	uncertainties related to the Company’s intention to acquire CaiE.
•	the volatility of the stock market and;
•	general economic conditions.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the acting chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2019. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2019, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ARVANA INC.

Date: November 13, 2019	/s/ Ruairidh Campbell
Ruairidh Campbell
Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

INDEX TO EXHIBITS

Regulation S-K Number	Exhibit
2.1	Agreement and Plan of Reorganization between the Company, Arvana Networks, Inc. and the Shareholders of Arvana Networks, Inc. dated August 18, 2005(1)
3.1	Articles of Incorporation(2)
3.2	Bylaws, as amended(2)
3.3	Amendment to Articles of Incorporation (3)
14.1	Code of Ethics (4)
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (5)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(5)
101.INS	XBRL Instance Document(6)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase(6)
101.LAB	XBRL Taxonomy Extension Label Linkbase(6)
101.DEF	XBRL Taxonomy Extension Label Linkbase(6)
101.CAL	XBRL Taxonomy Extension Label Linkbase(6)
101.SCH	XB RL Taxonomy Extension Label Linkbase(6)

(1)	Previously filed with the SEC as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2005.
(2)	Previously filed with the SEC as exhibits to the Company’s registration statement on Form 10- SB filed with the SEC on May 24, 2000.
(3)	Previously filed with the SEC as an exhibit to the Company’s registration statement on Form 8-K filed with the SEC on October 12, 2010.
(4)	Previously filed with the SEC as an exhibit to the Company’s Annual Report on Form 10-KSB filed with the SEC on April 16, 2007.
(5)	Filed as exhibits to this Periodic Report on Form 10-Q.
(6)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

