Form 10-K
period 2019-12-31
ARVANA INC
filed 2020-03-30
CIK 1113313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019.

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

Yes ☒  No ☐

The aggregate market value of the registrant’s common stock, $0.001 par value (the only class of voting stock), held by non-affiliates (1,019,405 shares) was $122,329 based on the average of the bid and ask price ($0.12) for the common stock on March 27, 2020.

At March 27, 2020, the number of shares outstanding of the registrant’s common stock, $0.001 par value (the only class of voting stock), was 1,034,030.

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

The MOU anticipates that the Company will issue shares of its common stock to acquire CaiE, in addition it will convert existing debt to equity, increase its authorized common shares, elect a new board of directors and change its name to reflect the new business. Due to delays in obtaining CaiE’s business and financial information, the terms of the MOU will change in the event that the parties determine to move forward with the transaction. The delays have caused CaiE to make additional loans to the Company. CaiE has loaned the Company $169,610 as of the filing date of this report.

In the event that the Company does not complete the acquisition of CaiE, its intention is to identify and evaluate alternative business opportunities that might be a good match for the Company. Towards this end, the Company has entered into a consulting agreement with an expert in strategic business alliances, business combinations, mergers and acquisitions to procure an alternative to the CaiE transaction in the event that the parties to the MOU do not reach an agreement.

The Company will not be able to develop any alternative business opportunities presented to it without additional financing. Management continues to pursue financing from CaiE to maintain operations while a determination of the likelihood of concluding a transaction based on the MOU remains uncertain.

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

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction would find it desirable to avoid the creation of a taxable event and thereby structure an acquisition in a so called “tax-free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended. However, in order to obtain tax-free treatment it may be necessary for the owners of the acquired business or business opportunity to own 80% or more of the voting stock of the surviving entity. In such event, Company shareholders would retain less than 20% of the issued and outstanding shares of the surviving entity. Any merger or acquisition effected by the Company can be expected to have a substantial dilutive effect on the percentage of shares held by the Company’s present shareholders.

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

Employees

The Company’s sole, part time employee, Ruairidh Campbell, serves as our chief executive officer, chief financial officer and as a director. The Company looks to Mr. Campbell for his entrepreneurial skills and talents. Management uses consultants, attorneys and accountants as necessary and does not plan to engage any full-time employees in the near future.

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

ITEM 2. PROPERTIES

The Company maintains executive office space at 299 S. Main Street, 13th Floor, Salt Lake City, Utah 84111. We pay $69 in rent on a monthly basis for the use of this office. We do not believe that we will need to maintain a larger office at any time in the foreseeable future.

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

Common Stock

As of December 31, 2019, there were 60 shareholders of record holding a total of 1,034,030 shares of fully paid and non-assessable common stock of the 5,000,000 shares of common stock, par value $0.001, authorized. The board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Warrants

As of December 31, 2019, the Company had no outstanding warrants to purchase its common stock.

Stock Options

As of December 31, 2019, the Company had no outstanding stock options to purchase shares of its common stock.

Convertible Securities

As of December 31, 2019, the Company has convertible loans in the principal amount of $107,800.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company had no securities authorized for issuance under any equity compensation plan as of December 31, 2019.

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

The Company had not repurchased any shares of its common stock during the year ended December 31, 2019.

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

Should the Company not complete the anticipated transaction with CaiE then it will seek to identify an alternative business opportunity for which purpose it will require a minimum of $25,000 in funding over the next 12 months. The Company will need additional funding to complete any alternative transaction that might be identified within this time frame. We anticipate that the required prospective funding in the near term will be in the form of convertible debt financing from CaiE. Should the Company not complete the anticipated transaction with CaiE, then requisite funding may come from the sale of our common shares or unsecured shareholder loans. The Company does not have alternative financing arranged and is not certain that it will be able to realize funding from the sale of its equity or that shareholders will continue to provide loans. We will require continued financial support from our shareholders and creditors until the Company is able to generate sufficient cash flow to maintain operations. There is substantial doubt that the Company will be able to maintain operations unless it can complete a financing in order to pursue a merger or acquisition of an operating business in the near term.

Results of Operations

During the year ended December 31, 2019, the Company satisfied continuous public disclosure requirements and continued to finance its operations with loans that originated from CaiE.

Our operations for the years ended December 31, 2019 and 2018 are summarized in the following table.

	2019	2018
Operating Expenses:
General and administration	(20,931)	(12,055)
Professional fees	(31,494)	(29,819)
Loss from Operations	(52,425)	(41,874)
Interest expense	(102,543)	(63,948)
Foreign exchange gain (loss)	(20,096)	85,095
Gain on sale of subsidiaries	—	114,237
Gain on write-down of liabilities	287,316	—
Net Income (Loss) for the Year	$112,252	$93,510

Net Income

Net income for the year ended December 31, 2019 was $112,252, as compared to net income of $93,510 for the year ended December 31, 2018. The net income over the twelve month period ended December 31, 2019, is attributed to the write-down of certain amounts due to related parties, certain amounts included in accounts payable, and accrued liabilities. The write-down is based on the statutory laws pertaining to claims that are no longer collectibe. Net income for the year ended December 31, 2018, is attributed to the sale of foreign subsidiaries, and a gain on foreign exchange due to a decrease in the value of foreign currencies against the US dollar that positively impacted the cost of expenses payable in foreign currencies.

The Company did not generate revenue during either twelve-month period and does not expect revenue over the next twelve months unless it acquires CaiE or develops a revenue producing business opportunity.

Capital Expenditures

The Company expended no amounts on capital expenditures for the year ended December 31, 2019.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years.

Liquidity and Capital Resources

Since inception, the Company has experienced significant changes in liquidity, capital resources, and stockholders’ deficit.

The Company had assets of $2,346 as of December 31, 2019, that consisted solely of cash and a working capital deficit of $2,213,713, as compared to assets of $815 as of December 31, 2018, that consisted solely of cash and a working capital deficit of $2,325,965 as of December 31, 2018. Net stockholders' deficiency in the Company was $2,213,713 at December 31, 2019, as compared to a net stockholders' deficiency in the Company of $2,325,965 at December 31, 2018.

Cash Used in Operating Activities

Net cash used in operating activities for the twelve month period ended December 31, 2019 was $35,279 as compared to net cash used in operating activities of $33,871 for the twelve month period ended December 31, 2018. Net cash used in operating activities in the current period can be attributed primarily to a number of items that are book expense items which do not affect the total amount relative to actual cash used such as unrealized foreign exchange gain, amortization of discount on convertible loan, and other income from the write-down of liabilities. Balance sheet accounts that actually affect cash, but are not income statement related items that are added or deducted to arrive at net cash used in operating activities, include accounts payable and accrued liabilities, and amounts due to related parties.

We expect to continue to use net cash in operating activities over the next twelve months or until such time as the Company can generate sufficient revenue to transition to providing net cash from operations.

Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2019, was $nil as compared to $44 for the year ended December 31, 2018. The net cash used in investing activities in the prior year can be attributed to the sale of the Company’s foreign subsidiaries.

We do not expect to use net cash in investing activities until such time as a transaction is concluded through merger, acquisition or development of viable business opportunity.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2019, were $36,810, as compared to $30,000 for the year ended December 31, 2018. The increase in net cash provided from financing activities over the prior year can be attributed to an increase in loans received from CaiE in the current period.

We expect to continue to use net cash provided by financing activities as necessary to maintain operations.

The Company’s current assets are insufficient to conduct its plan of operation over the next twelve (12) months as it will need at least $50,000 to maintain operations and conclude a transaction wtih CaiE. Since entering into an MOU with CaiE the Company has secured a series of loans from CaiE pending a merger or acquisition transaction. CaiE has loaned the Company $169,610 as of the filing date of this report. Despite the historical CaiE loans, the Company has no future commitments or arrangements in place to fund the completion of the intended merger or acquisition of CaiE. The Company’s shareholders or CaiE remain the most likely sources of funding for this purpose though none have made any commitment for such funding. The Company’s inability to obtain sufficient funding to maintain operations and a merger with or acquisition of CaiE would have a material adverse effect on its ability to sustain operations.

The Company does not intend to pay cash dividends in the foreseeable future.

The Company had no lines of credit or other bank financing arrangements as of December 31, 2019.

The Company had no commitments for future capital expenditures at December 31, 2019.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off-Balance Sheet Arrangements

As of December 31, 2019, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Future Financings

We anticipate continuing to rely on debt or equity sales of our shares of common stock in order to continue to fund our business operations. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our plan of operations.

Critical Accounting Policies

In Note 2 to the audited financial statements for the years ended December 31, 2019 and 2018, included in our Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that accounting principles utilized by it conform to accounting principles generally accepted in the United States.

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

Going Concern

As at December 31, 2019, the Company had an accumulated deficit of $23,494,928 and negative cash flows from operating activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern which will require funding from outside sources in the form debt or equity. Management believes that it will be able to obtain the funding required to enable the Company to continue as a going concern though there can be no assurances that its efforts will prove successful.

Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this current report, with the exception of historical facts, are forward-looking statements. Forward-looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

•	our anticipated financial performance and business plan;
•	the sufficiency of existing capital resources;
•	our ability to raise capital to fund cash requirements for future operations;
•	uncertainties related to the Company’s future business prospects;
•	the volatility of the stock market; and
•	general economic conditions.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the year ended December 31, 2019, as set forth below, are included with this Annual Report on Form 10-K. Our audited financial statements are prepared on the basis of accounting principles generally accepted in the United States and are expressed in U.S. dollars.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of

Arvana Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Arvana Inc. (the “Company”), as of December 31, 2019 and 2018, and the related statements of operations and comprehensive income (loss), stockholders’ deficiency, and cash flows for the years ended December 31, 2019 and 2018, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Arvana Inc. as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018 in conformity with accounting principles generally accepted in the United States of America.

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

March 37, 2020

Arvana Inc.
Balance Sheets

(Expressed in US Dollars)

	December 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash	$2,346	$815
Total assets	$2,346	$815

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	$974,013	$1,012,714
Convertible loans (net of discount of $nil and $45,059, respectively (Note 9)	107,800	62,741
Loans payable to stockholders (Note 3)	581,379	583,593
Loans payable to related party (Note 3)	130,249	129,231
Loans payable (Note 3)	84,509	47,330
Amounts due to related parties (Note 8)	338,109	491,171
Total current liabilities	2,216,059	2,326,780

Stockholders' deficiency
Common stock, $0.001 par value 5,000,000 authorized,1,034,030 shares issued and outstanding at December 31, 2019 and 2018, respectively	1,034	1,034
Additional paid-in capital	21,283,517	21,283,517
Deficit	(23,494,928)	(23,607,180)
	(2,210,377)	(2,322,629)
Less: Treasury stock – 2,085 common shares at December 31, 2019 and 2018, respectively	(3,336)	(3,336)
Total stockholders’ deficiency	(2,213,713)	(2,325,965)
	$2,346	$815

The accompanying notes are an integral part of these financial statements.

Arvana Inc.
Statements of Operations and Comprehensive Income
(Expressed in US Dollars)

	For the years ended
	December 31,
	2019	2018

Operating expenses
General and administrative	$20,931	$12,055
Professional fees	31,494	29,819
Total operating expenses	52,425	41,874

Loss from operations	(52,425)	(41,874)

Interest expense (Notes 3 and 9)	(102,543)	(63,948)
Foreign exchange gain (loss)	(20,096)	85,095
Gain on sale of subsidiaries (Note 10)	—	114,237
Other income (Note 11)	287,316	—

Net income and comprehensive income	$112,252	$93,510

Per common share information – basic and diluted:
Weighted average shares outstanding - basic	1,034,030	1,034,030
Net income per common share – basic	$0.11	$0.09
Weighted average shares outstanding - diluted	1,580,838	1,348,164
Net income per common share – diluted	$0.07	$0.07

The accompanying notes are an integral part of these financial statements.

Arvana Inc.
Statements of Cash Flows
(Expressed in US Dollars)

	For the years ended
	December 31,
	2019	2018
Operating activities
Net income for the year	$112,252	$93,510

Items not involving cash:
Interest expense	57,484	51,207
Foreign exchange (gain) loss	20,096	(85,095)
Gain on sale of subsidiaries	—	(114,237)
Other income (Note 11)	(287,316)	—
Amortization of discount on convertible loan	45,059	12,741
Changes in non-cash working capital:
Accounts payable and accrued liabilities	14,974	(2,368)
Amounts due to related parties	3,172	10,371
Net cash used in operations	(35,279)	(33,871)

Investing activities
Cash disposed on sale of subsidiaries	—	(44)
Net cash used in investing activities	—	(44)

Financing activities
Proceeds of loans payable (Note 9)	36,810	—
Proceeds of convertible loan (Note 9)	—	30,000
Net cash provided by financing activities	36,810	30,000

Increase (decrease) in cash	1,531	(3,915)
Cash, beginning of year	815	4,730
Cash, end of year	$2,346	$815

Supplementary information:
Cash paid for interest	$—	$—
Cash paid for income taxes paid	$—	$—
Accounts payable and accrued liabilities written off	$287,316	$—
Accounts payable and accrued liabilities settled as consideration for the sale of subsidiaries	$—	$23,206
Discount on convertible notes from beneficial conversion feature	$—	$57,800

The accompanying notes are an integral part of these financial statements.

Arvana Inc.
Statements of Stockholders' Deficiency
(Expressed in US Dollars)

	Common Shares				Treasury
	Shares	Amount	Additional Paid-in Capital	Deficit	Shares	Amount	Total Stockholders’ Deficiency
Balance, December 31, 2015	885,130	$885	$21,166,619	$(23,413,245)	(2,085)	$(3,336)	$(2,249,077)
Debt settlement	148,900	149	34,098				34,247
Discount on convertible notes from beneficial conversion feature			25,000				25,000
Net loss for the year ended December 31, 2016				(62,531)			(62,531)
Balance, December 31, 2016	1,034,030	$1,034	$21,225,717	$(23,475,776)	(2,085)	$(3,336)	$(2,252,361)
Net loss for the year ended December 31, 2017				(224,914)			(224,914)
Balance, December 31, 2017	1,034,030	$1,034	$21,225,717	$(23,700,690)	(2,085)	$(3,336)	$(2,477,275)
Discount on convertible notes from beneficial conversion feature			57,800				57,800
Net income for the year ended December 31, 2018				93,510			93,510
Balance, December 31, 2018	1,034,030	$1,034	$21,283,517	$(23,607,180)	(2,085)	$(3,336)	$(2,325,965)
Net income for the year ended December 31, 2019				112,252			112,252
Balance,December 31, 2019	1,034,030	$1,034	$21,283,517	$(23,494,928)	(2,085)	$(3,336)	$(2,213,713)

The accompanying notes are an integral part of these financial statements.

Arvana Inc.
Notes to Financial Statements
For the Years Ended December 31, 2019 and 2018
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

These financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. For the year ended December 31, 2019, the Company recognized net income of $112,252, as a result of a other income (Note 11). At December 31, 2019, the Company had a working capital deficiency of $2,213,713. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The World Health Organization declared coronavirus COVID-19 a global pandemic in March 2020. COVID-19 is a contagious disease that continues to spread adversely affecting workforces, economies, and financial markets globally, which affects will likely result in an economic downturn. The Company cannot predict the duration or magnitude of the adverse results connected to COVID-19, nor can it preduct the effect, if any, COVID-19 will have on the Company’s business or its ability to raise funds

The Company will require continued financial support from its stockholders and creditors until it is able to generate sufficient cash flow from operations on a sustained basis. There is substantial doubt that the Company will be successful at achieving these objectives. Failure to obtain the ongoing support of its shareholders and creditors may make the going concern basis of accounting inappropriate, in which case the Company’s assets and liabilities would need to be recognized at their liquidation values. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might arise from this uncertainty.

Arvana Inc.
Notes to Financial Statements
For the Years Ended December 31, 2019 and 2018
(Expressed in U.S. Dollars)

2. Summary of Significant Accounting Policies

a) Basis of presentation

The Company is in the process of evaluating CaiE as a business opportunity and has minimal operating expenses. Our fiscal year end is December 31. The accompanying financial statements of Arvana Inc. for the years ended December 31, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for financial information with the instructions to Form 10-K and Regulation S-K. Results are not necessarily indicative of results which may be achieved in the future.

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

e) Cash equivalents

The Company considers all highly-liquid investments, with terms to maturity of three months or less when acquired, to be cash equivalents. The Company did not have any cash equivalents as at December 31, 2019.

Arvana Inc.
Notes to Financial Statements
For the Years Ended December 31, 2019 and 2018
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

The estimated fair values of the Company's financial instruments as of December 31, 2019 and December 31, 2018 follows:

	December 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash	$2,346	$2,346	$815	$815
Accounts payable and accrued liabilities	974,013	974,013	1,012,714	1,012,714
Convertible loans	107,800	107,800	62,741	62,741
Loans payable to stockholders	581,379	581,379	583,593	583,593
Loans payable to related party	130,249	130,249	129,231	129,231
Loans payable	84,509	84,509	47,330	47,330
Amounts due to related parties	$338,109	$338,109	$491,171	$491,171

The following table presents information about the assets that are measured at fair value on a recurring basis as of December 31, 2019, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	December 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$2,346	$2,346	$—	$—

The fair value of cash is determined through market, observable and corroborated sources.

Arvana Inc.
Notes to Financial Statements
For the Years Ended December 31, 2019 and 2018
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

k) Earnings (loss) per share

Basic earnings (loss) per share are computed using the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share are computed using the weighted average number of common shares and potentially dilutive common stock equivalents, including stock options and warrants. There were no outstanding stock options or warrants as at December 31, 2019 and 2018.

Arvana Inc.
Notes to Financial Statements
For the Years Ended December 31, 2019 and 2018
(Expressed in U.S. Dollars)

2. Summary of Significant Accounting Policies (continued)

l) Recent accounting pronouncements

New and amended standards adopted by the Company

There were no new and amended standards adopted by the Company during the year which had a material impact on the Company’s audited financial statements except the following:

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-02, Leases (Topic 842). In July 2018 and December 2018, FASB issued Accounting Standards Update 2018-11, and 2018-20, respectively. These standards require the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. The standards require lessors to classify leases as either sales-type, finance or operating. A sales-type lease occurs if the lessor transfers all the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing lease. If the lessor does not convey risks and rewards or control, which results in an operating lease. The Company considers that these standards has had no impact on its results of operations, financial condition, cash flows, and financial statement disclosures.

In July 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updates ASU 2017-11, requiring certain changes to the presentation and disclosures of changes to liability or equity classification of financial instruments. The Company considers that the adoption of this standard has had no impact on its results of operations, financial condition, cash flows, and financial statement disclosures.

In June 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updates ASU 2018-07, requiring certain changes to nonemployee share-based payment accounting. The Company is considers that the adoption of this standard has had no impact on its results of operations, financial condition, cash flows, and financial statement disclosures.

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

Arvana Inc.
Notes to Financial Statements
For the Years Ended December 31, 2019 and 2018
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

3. Loans Payable

As of December 31, 2019, the Company had received loans of $581,379 (€225,000; CAD$ 72,300; $273,107) (December 31, 2018 - $583,593: €225,000; CAD$ 72,300; $273,107) from stockholders, loans of $130,249 (CAD$ 27,600; $109,000) (December 31, 2018 – $129,231: CAD$ 27,600; $109,000) from a related party and loans of $84,509 (CAD$ 10,000; $76,810) (December 31, 2018 – $47,330: CAD$ 10,000; $40,000) from unrelated third parties. All of the loans bear interest at 6% per annum. The loans were made in 3 different currencies, Euros, Canadian Dollars and US Dollars. All amounts reflected on these financial statements are expressed in US Dollars. Repayment of the loans is due on closing of any future financing arrangement by the Company. The balance of accrued interest of $521,156 and $470,192 is included in accounts payable and accrued liabilities at December 31, 2019 and December 31, 2018, respectively. Interest expense recognized on these loans was $57,484 for the year ended December 31, 2019, compared to $51,207 for the year ended December 31, 2018, respectively.

4. Stock Options

At December 31, 2019 and December 31, 2018, there were no stock options outstanding. No options were granted, exercised or expired during the year ended December 31, 2019 or the year ended December 31, 2018.

5. Common Stock

During the years ended December 31, 2019 and December 31, 2018, the Company issued nil shares and nil shares, respectively.

6. Segmented Information

The Company has no reportable segments.

Arvana Inc.
Notes to Financial Statements
For the Years Ended December 31, 2019 and 2018
(Expressed in U.S. Dollars)

7. Income Taxes

Income tax benefits attributable to losses from operations in the United States of America was $Nil for the years ended December 31, 2019 and 2018, and differed from the amounts computed by applying the United States of America combined federal and Utah tax rate of 24.91% to pretax losses from operations as a result of the following:

	2019	2018
Income (loss) for the year before income taxes	$112,252	$93,510

Computed expected tax expense (benefit)	$27,963	$23,294
Non-deductible expenses	5,006	(21,198)
Change in tax rates	(4,088)	—
True up of prior-year provision to statutory tax returns	(236,196)	—
Change in valuation allowance	207,315	—
Income tax expense	$—	$2,096

8. Related Party Transactions and Amounts Due to Related Parties

At December 31, 2019 and December 31, 2018, the Company had amounts due to related parties of $338,109 and $491,171, respectively. This amount includes $60,000 at December 31, 2019, and $136,100 at December 31, 2018, respectively, payable to current and former directors for services rendered during 2007. During the year ended December 31, 2019, the Company determined that $76,100 of the $136,100 that was payable at December 31, 2018, was no longer considered collectible from the two former directors and written off. The $60,000 payable to a current director at December 31, 2019 is to be paid part in cash and part in stock at a future date with the number of common shares determined by the fair value of the shares on the settlement date. The amounts owing bear no interest, are unsecured, and have no fixed terms of repayment.

The Company incurred consulting fees of $8,894 (2018 - $11,819) paid to a company controlled by our chief executive officer during the year ended December 31, 2019.

Our former chief executive officer and former director entered into a consulting arrangement on a month to month basis that provided for a monthly fee of CAD$5,000. These amounts have been accrued and are currently unpaid. This consulting arrangement ended on May 24, 2013. As of December 31, 2019, our former chief executive officer was owed $278,109 and $262,705 as of December 31, 2018 which are unsecured non-interest bearing amounts due on demand.

Our former chief financial officer and former director had entered into a consulting agreement on a month to month basis that provides for a monthly fee of $2,000. These amounts have been accrued and are currently unpaid. This consulting arrangement ended on June 14, 2013. As at December 31, 2019 and December 31, 2018, the Company had amounts due to this former chief financial officer of $nil and $58,870, respectively. During the year ended December 31, 2019, the Company determined that the $58,870 was no longer considered collectible from our former chief financial officer and written off.

Our former chief executive officer and former director entered into a debt assignment agreement effective January 1, 2012, with a corporation with a former director in common and thereby assigned $156,104 (CAD$202,759) of unpaid amounts payable.

Arvana Inc.
Notes to Financial Statements
For the Years Ended December 31, 2019 and 2018
(Expressed in U.S. Dollars)

8. Related Party Transactions and Amounts Due to Related Parties (continued)

Our former chief executive officer and former director entered into a debt assignment agreement effective January 1, 2012, with an unrelated third party and thereby assigned $53,357 of unpaid amounts payable and $100,000 of unpaid loans.

Our former chief executive officer and former director is owed $130,249 for unsecured amounts bearing 6% interest due on demand loaned to the Company as of December 31, 2019, compared to $129,231 as of December 31, 2018. Total interest expense of $78,962 (2018 - $70,711) is included in accounts payable and accrued liabilities as at December 31, 2019.

At December 31, 2019 and December 31, 2018, the Company had amounts due to another former officer and a company controlled by that former officer of $nil and $31,153, respectively. During the year ended December 31, 2019, the Company determined that the $31,153 was no longer considered collectible from our former officer and written off.

9. Convertible Loans

On May 18, 2016, the Company issued a convertible promissory note (“Convertible Note”) pursuant to which the Company received $50,000 from CaiE due on November 17, 2017. The $50,000 Convertible Note is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at a fixed price of $0.20 per share. Due to the conversion price being lower than the closing share price on the issuance date, a beneficial conversion feature was recognized as a discount against the convertible note. The Convertible Note accrues interest at a rate equal to 10% per year. During the year ended December 31, 2019 and 2018, $nil and $nil of the discount was amortized as interest expense, respectively. Interest expense recognized on this loan was $5,000 for the year ended December 31, 2019, compared to $5,000 for the year ended December 31, 2018. As at December 31, 2019 and December 31, 2018, the balance of the Convertible Note was $50,000. On November 17, 2017, the Company entered into an amending agreement to extend the maturity date to March 31, 2018; all other terms remained unchanged. On March 31, 2018, the Company entered into an additional amending agreement to further extend the maturity date of the Convertible Note to March 31, 2019. All other terms remained unchanged. On March 31, 2019, the Company entered into an additional amending agreement to further extend the maturity date of the Convertible Note to March 31, 2020. All other terms remained unchanged.

On October 12, 2018, the Company issued an additional convertible note with CaiE pursuant to which the Company received $27,800 during the year ended December 31, 2018 and $30,000 during the year ended December 31, 2019. The $57,800 convertible note was due on October 11, 2019 and is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at a fixed price of $0.20 per share. Effective October 11, 2019, the Company entered into an amending agreement to extend the maturity date to March 31, 2020. All other terms remained unchanged. Due to the conversion price being lower than the closing share price on the issuance date, a beneficial conversion feature was recognized as a discount against the convertible note. The convertible note accrues interest at a rate equal to 10% per year. During the year ended December 31, 2019 and 2018, $45,059 and $12,741 of the discount was amortized as interest expense, respectively. Interest expense recognized on this loan was $5,780 for the year ended December 31, 2019, compared to $1,420 for the year ended December 31, 2018. As at December 31, 2019 and December 31, 2018, the balance of the convertible note was $57,800 and $nil, respectively.

Arvana Inc.
Notes to Financial Statements
For the Years Ended December 31, 2019 and 2018
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

As at December 31, 2019 and 2018, the Subsidiaries had total assets of $44 which consisted solely of cash.

11. Other Income

During the year ended December 31, 2019, the Company recognized other income in the amount of $287,316 corresponding to the write down of $167,691 included in amounts due to related parties and $119,625 included in accounts payable and accrued liabilities, that based on statutory law are deemed to no longer be collectibe by these individuals and vendors.

12. Subsequent Events

The Company evaluated its December 31, 2019, financial statements for subsequent events through the date the financial statements were issued. The Company is aware of the following subsequent events which would require recognition or disclosure in the financial statements:

(a)	On March 3, 2020, the Company entered into a Debt Settlement Agreement with Olga Volger, an assignee of a debt due to AG Consultants, Inc., to settle in full $14,883 in principal and interest due on loans made to the Company for 148,830 shares of its common stock valued at $0.10 a share.
(b)	On March 4, 2020, the Company entered into a Debt Settlement Agreement with Conrad Swanson to settle in full $39,592 in principal and interest due on loans made to the Company for 395,920 shares of its common stock valued at $0.10 a share.
(c)	On March 4,2020, the Company entered into a Debt Settlement Agreement with Raymond Wicki to settle $42,629 in principal and interest due on loans made to th Company for 426,290 shares of its common stock valued at $0.10 a share.
(d)	On March 17, 2020, the Company received an additional loan from CaiE in the amount of $25,000 with terms and conditions of this loan to be finalized at a latter date.

.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2019. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and such information was accumulated and communicated to management, including its chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013), to determine whether there existed material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. The assessment identified a material weakness in internal control over financial reporting. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

The matter involving internal control over financial reporting that our management considers to be a material weakness is:

  Failure to segregate the duties of chief executive officer and chief financial officer, which failure could result in inadequate implementation and review of financial reporting control procedures.

The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with his review of our financial statements as of December 31, 2019.

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

Changes in internal control over financial reporting

During the year ended December 31, 2019, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of the Company:

Name	Age	Position
Sir John Baring	73	Chairman of the Board of Directors
Ruairidh Campbell	56	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director
Shawn Teigen	47	Director

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years:

Sir John Baring served as chief executive officer of the Company between May 26, 2005, and October 17, 2005. Sir John was appointed as a director on May 26, 2005, and as chairman of the board of directors on October 17, 2005, on his resignation as chief executive officer. Sir John also has other significant responsibilities, as detailed in the following paragraph. He will serve until the next annual meeting of the Company’s shareholders and his successor is elected and qualified.

Business Experience:

Sir John Baring brings more than 30 years of banking and investing experience to the board of directors. Since June 2002, Sir John has acted as a managing and founding member of Mercator Management LLC, a leading fund management company.

Officer and Director Responsibilities and Qualifications:

Sir John Baring acts as Chairman of the Company’s board of directors and is a member of our audit committee.

Other Public Company Directorships in the Last Five Years:

Sir John Baring has not been a director of any other public companies over the past five years.

The Company has concluded that Sir John Baring should continue to serve as Chairman of the Company’s board of directors due to the breadth of his business experience.

Ruairidh Campbell was appointed Chief Executive Officer and director on May 24, 2013, and as Chief Financial Officer on June 25, 2013. Mr. Campbell estimates that he spends approximately 10 percent of his time, approximately 5 hours per week, on the Company’s business. He also has other significant responsibilities, as detailed in the following paragraph. He will serve until the next annual meeting of the Company’s shareholders and his successor is elected and qualified.

Business Experience:

Mr. Campbell brings to his position management skills acquired from a legal and business background encompassing over 25 years of consultancy experience. He is a member of the California State Bar, holds a Bachelor of Arts from the University of Texas at Austin and a Juris Doctorate from the University of Utah College of Law. He started his legal career as an attorney for Baker & McKenzie in Cairo, Egypt transitioning to consultancy work in 2001 on the formation of Orsa & Company. Orsa is dedicated to assisting companies navigate the business environment. Services range from regulatory compliance to managerial duties that include working with government regulators, business organizations, auditors, accountants, attorneys and quasi-public governing bodies responsible for everything from public health to public quotation.

Officer and Director Responsibilities and Qualifications:

Mr. Campbell is responsible for the overall management of the Company and is involved in its day-to-day operations, finance and administration. Mr. Campbell is also a member of our audit committee.

Other Public Company Directorships in the Last Five Years:

Mr. Campbell presently serves as the chief executive officer, chief financial officer, principal accounting officer and a director for Allied Resources, Inc., a public company involved in oil and gas exploration and production, responsibilities he has held since June 1998 to present.

The Company has concluded that Mr. Campbell should continue to serve as a director due his knowledge of business, regulatory requirements and management experience.

Shawn Teigen was appointed as a director on June 25, 2013. He also has significant responsibilities with other companies, as detailed in the following paragraph. He will serve until an annual meeting of the Company’s shareholders and his successor is elected and qualified.

Business Experience:

Mr. Teigen has been providing consulting services to early-stage businesses for the past 15 years. He currently serves as the Vice President and Research Director of Utah Foundation, a non-profit, non-partisan, public policy research organization. Mr. Teigen has also taught a policy research desgin course for the past five years as a faculty member in the University of Utah's Master of Public Policy program. He spent two years in Kazakhstan as a U.S. Peace Corps volunteer. Mr. Teigen holds a Master of Public Policy and a BS in Management from the University of Utah. He also serves on the board of directors of certain public-sector and non-profit organizations.

Officer and Director Responsibilities and Qualifications:

Mr. Teigen is responsible for oversight and overall business strategy as a director of the Company.  He also serves as a member of our audit committee.

Other Public Company Directorships in the Last Five Years:

Mr. Teigen has not been a director of any other public companies over the past five years.

The Company has concluded that Mr. Teigen should continue to serve as a director due to his valuable and complimentary experience in the management of public-sector and non-profit organizations.

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

Term of Office

The Company’s directors are appointed for a one (1) year term to hold office until the next annual shareholders meeting or until removed from office in accordance with the Company’s bylaws. The Company’s executive officers are appointed by the board of directors and hold office until removed.

Involvement in Certain Legal Proceedings

During the past ten years there are no events that occurred related to an involvement in legal proceedings that are material to an evaluation of the ability or integrity of the Company directors, or persons nominated to become directors or executive officers.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended December 31, 2019, all such applicable filing requirements were met.

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

Executive compensation paid to a company controlled by our current chief executive officer and chief financial officer for the periods ended December 31, 2019, and December 31, 2018, were $8,984 and $11,819 respectively.

During the year ended December 31, 2019, the Company incurred director’s fees of $1,600 (2018 - $1,600).

Table

The following table provides summary information for 2019 and 2018 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and the chief financial officer and (ii) any other employee to receive compensation in excess of $100,000.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Ruairidh Campbell CEO, CFO, PAO, and Director	2019 2018	—	—	—	—	—	—	8,894 11,819	8,894 11,819

Outstanding Equity Awards as of December 31, 2019

There were no outstanding equity awards as of December 31, 2019 for our named executive officer.

No share purchase options were granted to our named executive officer during our fiscal year ended December 31, 2019.

Long-Term Incentive Plans

We do not have any long-term incentive plans, pension plans, or similar compensatory plans for our directors or executive officers.

Change of Control Agreements

We are not party to any change of control agreements with any of our directors or executive officers.

Compensation of Directors

The following table summarizes the compensation of our Company directors for the year ended December 31, 2019:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially (1) as of March 27, 2020, by: (i) each of our directors, (ii) each of our executive officers, (iii) our executive officers and directors as a group, and (iv) each beneficial shareholder known to us to own more than 5% of our outstanding common stock. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

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

(1)  Under Commission Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 31, 2019. The percentage calculations are based on the aggregate of 1,034,030 shares issued and outstanding as at December 31, 2019.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth information regarding the amount billed to us by our independent auditor, Davidson & Company, LLP, for our fiscal years ended December 31, 2019 and 2018:

	Years ended December 31
	2019	2018
Audit Fees:	13,500	$12,750
Audit Related Fees:	7,500	5,610
Tax Fees:	—	—
All Other Fees:	—	—
Total:	21,000	$18,360

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

Financial Statements of the Company for the years ended December 31, 2019 and 2018:

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations and Comprehensive Income (Loss)

Statements of Stockholders’ Deficiency

Statements of Cash Flows

Notes to Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 24 of this Form 10-K, and are incorporated herein by this reference.

(c) Financial Statement Schedules

We are not filing any financial statement schedules as part of this Form 10-K because such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

ITEM 16 FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arvana Inc.

By:	/s/ Ruairidh Campbell
Ruairidh Campbell, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director

Date:	March 27, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Sir John Baring
Sir John Baring
Director

Date:	March 27, 2020

By:	/s/ Ruairidh Campbell
Ruairidh Campbell
Director

Date:	March 27, 2020

By:	/s/ Shawn Teigen
Shawn Teigen
Director

Date:	March 27, 2020

EXHIBIT INDEX

Regulation S-K Number	Exhibit
2.1	Agreement and Plan of Reorganization between the Company, Arvana Networks, Inc. and the Shareholders of Arvana Networks, Inc. dated August 18, 2005(1)
3.1	Articles of Incorporation(2)
3.2	Bylaws, as amended(2)
3.3	Amendment to Articles of Incorporation (3)
14.1	Code of Ethics (4)
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (5)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(5)
101.INS	XBRL Instance Document(6)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase(6)
101.LAB	XBRL Taxonomy Extension Label Linkbase(6)
101.DEF	XBRL Taxonomy Extension Label Linkbase(6)
101.CAL	XBRL Taxonomy Extension Label Linkbase(6)
101.SCH	XB RL Taxonomy Extension Label Linkbase(6)

(1)	Previously filed with the SEC as an exhibit to the Company’s registration statement on Form 10-SB filed with the SEC on May 24, 2000.
(2)	Previously filed with the SEC as an exhibit to the Company’s Form 8-K filed with the SEC on October 12, 2010.
(3)	Previously filed with the SEC as an exhibit to the Company’s registration statement on Form 10-SB filed with the SEC on May 24, 2000.
(4)	Previously filed with the SEC as an exhibit to the Company’s Annual Report on Form 10-KSB filed with the SEC on April 16, 2007.
(5)	Filed as an exhibit to this Annual Report on Form 10-K.
(6)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

