Form 10-K/A
period 2019-12-31
ARVANA INC
filed 2020-04-01
CIK 1113313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-K to Arvana Inc.’s Annual Report for the period ended December 31, 2019, filed with the Securities and Exchange Commission on March 30, 2020, is solely to correct a typographical error with the issue date of the report provided by its independent auditor Davidson & Company. Amendment No. 1 speaks as of the original filing date of the Form 10-K, and does not reflect events that may have occurred subsequent to that date, nor does it modify or update in any way disclosure made in the original Form 10-K.

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

March 27 , 2020

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-14, and are included as part of this Form 10-K/A:

Financial Statements of the Company for the years ended December 31, 2019 and 2018:

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations and Comprehensive Income (Loss)

Statements of Stockholders’ Deficiency

Statements of Cash Flows

Notes to Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 24 of this Form 10-K/A, and are incorporated herein by this reference.

(c) Financial Statement Schedules

We are not filing any financial statement schedules as part of this Form 10-K/A because such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

ITEM 16 FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arvana Inc.

By:	/s/ Ruairidh Campbell
Ruairidh Campbell, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director

Date:	March 31, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Sir John Baring
Sir John Baring
Director

Date:	March 31, 2020

By:	/s/ Ruairidh Campbell
Ruairidh Campbell
Director

Date:	March 31, 2020

By:	/s/ Shawn Teigen
Shawn Teigen
Director

Date:	March 31, 2020

EXHIBIT INDEX

Regulation S-K Number	Exhibit
2.1	Agreement and Plan of Reorganization between the Company, Arvana Networks, Inc. and the Shareholders of Arvana Networks, Inc. dated August 18, 2005(1)
3.1	Articles of Incorporation(2)
3.2	Bylaws, as amended(2)
3.3	Amendment to Articles of Incorporation (3)
14.1	Code of Ethics (4)
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (5)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(5)
101.INS	XBRL Instance Document(6)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase(6)
101.LAB	XBRL Taxonomy Extension Label Linkbase(6)
101.DEF	XBRL Taxonomy Extension Label Linkbase(6)
101.CAL	XBRL Taxonomy Extension Label Linkbase(6)
101.SCH	XB RL Taxonomy Extension Label Linkbase(6)

(1)	Previously filed with the SEC as an exhibit to the Company’s registration statement on Form 10-SB filed with the SEC on May 24, 2000.
(2)	Previously filed with the SEC as an exhibit to the Company’s Form 8-K filed with the SEC on October 12, 2010.
(3)	Previously filed with the SEC as an exhibit to the Company’s registration statement on Form 10-SB filed with the SEC on May 24, 2000.
(4)	Previously filed with the SEC as an exhibit to the Company’s Annual Report on Form 10-KSB filed with the SEC on March 316, 2007.
(5)	Filed as an exhibit to this Annual Report on Form 10-K.
(6)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

