Form 10-Q
period 2020-03-31
ARVANA INC
filed 2020-05-20
CIK 1113313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15D of the Securities Exchange Act of 1934 for the quarterly period ended

March 31, 2020.

☐Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

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

Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.001 par value (the only class of voting stock), at May 20, 2020, was 2,005,070.

1

ITEM 1. FINANCIAL STATEMENTS

As used herein, the terms “Company,” “we,” “our,” “us,” “it,” and “its” refer to Arvana Inc., a Nevada corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited condensed interim financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Arvana Inc.

Condensed Balance Sheets

(Unaudited)

	March 31	December 31
	2020	2019
ASSETS
Current assets:
Cash	$19,464	$2,346
Total assets	$19,464	$2,346

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	$930,710	$974,013
Convertible loan (Note 8)	107,800	107,800
Loans payable to stockholders (Note 3)	546,234	581,379
Loans payable to related party (Note 3)	128,455	130,249
Loans payable (Note 3)	73,859	84,509
Amounts due to related parties (Note 7)	326,559	338,109
Total current liabilities	2,113,617	2,216,059
Stockholders' deficiency
Common stock, $0.001 par value 5,000,000 authorized, 2,005,070 and 1,034,030 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	2,005	1,034
Additional paid-in capital	21,379,650	21,283,517
Deficit	(23,472,472)	(23,494,928)
	(2,090,817)	(2,210,377)
Less: Treasury stock – 2,085 common shares at March 31, 2020 and December 31, 2019, respectively	(3,336)	(3,336)
Total stockholders’ deficiency	(2,094,153)	(2,213,713)
	$19,464	$2,346

The accompanying notes are an integral part of these condensed interim financial statements.

Arvana Inc,

Condensed Interim Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Operating expenses
General and administrative	11,702	2,606
Professional fees	11,736	4,719
Total operating expenses	$23,438	$7,325
Loss from operations	(23,438)	(7,325)
Interest expense (Note 3 and Note 8)	(12,996)	(29,773)
Foreign exchange gain (loss)	58,890	(1,772)
Net income (loss) and comprehensive income (loss)	$22,456	$(38,870)

Per common share information - basic and diluted:
Weighted average shares outstanding	1,087,384	1,034,030
Net income (loss) per common share – basic and diluted	$0.02	(0.04)

The accompanying notes are an integral part of these condensed interim financial statements.

Arvana Inc.

Condensed interim Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities
Net income (loss)	$22,456	$(38,870)

Items not involving cash:
Amortization of discount on convertible loan	—	14,450
Interest expense	12,996	15,323
Unrealized foreign exchange	(58,620)	1,772
Changes in non-cash working capital:
Accounts payable and accrued liabilities	13,359	2,306
Amounts due to related parties	1,927	(399)
Net cash used in operations	(7,882)	(5,418)

Cash flows from investing activities
Net cash used in investing activities	—	—

Cash flows from financing activities
Proceeds of loans payable	25,000	5,600
Net cash provided by financing activities	25,000	5,600

Change in cash	17,118	182
Cash, beginning of period	2,346	815
Cash, end of period	$19,464	$997

Supplementary information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these condensed interim financial statements.

6

Arvana Inc.

Supplemental Disclosure of Cash Flow Information

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Non-cash operating activities (Note 3)	$37,104	$—
Non-cash financing activities (Note 3)	$60,000	$—
Non-cash investing activities	$—	$—

The accompanying notes are an integral part of these condensed interim financial statements.

Arvana Inc.

Statements of Stockholders’ Deficiency

(Unaudited)

	Common Shares				Treasury
	Shares	Amount	Additional Paid-in Capital	Deficit	Shares	Amount	Total Stockholders’ Deficiency
Balance, December 31, 2018	1,034,030	1,034	21,283,517	(23,607,180)	(2,085)	(3,336)	(2,325,965)
Net income (loss) for the period ended March 31, 2019				(38,870)			(38,870)
Balance, March 31, 2019	1,034,030	1,034	21,283,517	(23,646,050)	(2,085)	(3,336)	(2,364,835)
Balance, December 31, 2019	1,034,030	1,034	21,283,517	(23,494,928)	(2,085)	(3,336)	(2,213,713)
Debt settlement	971,040	971	96,133				97,104
Net income (loss) for the period ended March 31, 2020				22,456			22,456
Balance, March 31, 2020	2,005,070	$2,005	$21,379,650	$(23,472,472)	(2,085)	$(3,336)	$(2,094,153)

The accompanying notes are an integral part of these condensed interim financial statements.

Arvana Inc.
Notes to Condensed Interim Financial Statements
March 31, 2020
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

These condensed interim financial statements have been prepared on a going concern basis, which assumes the realization of assets and the settlement of liabilities in the normal course of business.

For the three-month period ended March 31, 2020, the Company recognized net income of $22,456 as a result of a foreign exchange gain offset by general administrative expenses, professional fees and interest expenses. The Company had a working capital deficiency of $2,094,153 as of March 31, 2020. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The World Health Organization declared coronavirus COVID-19 a global pandemic in March 2020. COVID-19 is a contagious disease that continues to spread adversely affecting workforces, economies, and financial markets globally, which affects will likely result in an economic downturn. The Company cannot predict the duration or magnitude of the adverse results connected to COVID-19, nor can it predict the effect, if any, COVID-19 will have on the Company’s business or its ability to raise funds.

The Company will require continued financial support from shareholders and creditors until it is able to generate sufficient cash flow from operations. There is substantial doubt that the Company will be able to accomplish this objective.

Failure to obtain the ongoing support of shareholders and creditors may indicate that the preparation of these financial statements on a going concern basis is inappropriate, in which case the Company’s assets and liabilities would need to be recognized at their liquidation values. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and liabilities that might arise from this uncertainty.

Arvana Inc.
Notes to Condensed Interim Financial Statements
March 31, 2020
(Unaudited)

2. Summary of Significant Accounting Policies

a) Basis of presentation

The Company is in the process of evaluating CaiE Food Partnership Ltd. (“CaiE”) as a business opportunity and has minimal operating expenses. The Company’s fiscal year end is December 31. The accompanying condensed interim financial statements of Arvana Inc. for the three months ended March 31, 2020 and 2019, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for financial information with the instructions to Form 10-Q and Regulation S-X. The condensed interim financial statements and notes appearing in this report should be read in conjunction with our audited financial statements and related notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission (“SEC”) on April 1, 2020. Results are not necessarily indicative of those which may be achieved in future periods.

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

The estimated fair values of the Company's financial instruments as of March 31, 2020 and December 31, 2019 are as follows:

		March 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash	$19,464	$19,464	$2,346	$2,346
Accounts payable and accrued liabilities	930,710	930,710	974,013	974,013
Convertible loan	107,800	107,800	107,800	107,800
Loans payable to stockholders	546,234	546,234	581,379	581,379
Loans payable to related party	128,455	128,455	130,249	130,249
Loans payable	73,859	73,859	84,509	84,509
Amounts due to related parties	326,559	326,559	338,109	338,109

Arvana Inc.
Notes to Condensed Interim Financial Statements
March 31, 2020
(Unaudited)

2. Summary of Significant Accounting Policies (continued)

c) Financial instruments (continued)

The following table presents information about the assets that are measured at fair value on a recurring basis as of March 31, 2020, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	March 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$19,464	$19,464	$—	$—

The fair value of cash is determined through market, observable and corroborated sources.

d) Recent accounting pronouncements

New and amended standards adopted by the Company

The following new and amended standards were adopted by the Company for the first time in this reporting period.

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updates ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, requiring certain changes to the recognition and measurement as well as disclosure of incurred and expected credit losses. In November 2018, the FASB issued ASU 2018-19 to clarify certain aspects of the new current expected credit losses impairment model in ASU 2016-13. ASU 2018-19 points out that operating lease receivables are within the scope of ASC 842 rather than ASC 326. The standard became effective for the Company beginning January 1, 2020. The adoption of this standard did not have a material impact on the Company’s results of operations, financial condition, cash flows, and financial statement disclosures.

In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updates ASU 2018-13, which changes the fair value measurement disclosure requirements of ASC 820. The standard became effective for the Company beginning January 1, 2020. The amendments in this ASU are the result of a broader disclosure project called FASB Concepts Statement, Conceptual Framework for Financial Reporting — Chapter 8: Notes to Financial Statements. The adoption of this standard did not have a material impact on the Company’s results of operations, financial condition, cash flows, and financial statement disclosures.

Arvana Inc.
Notes to Condensed Interim Financial Statements
March 31, 2020
(Unaudited)

3. Loans Payable

As of March 31, 2020, the Company had received loans of $546,234 (€225,000; CAD$ 72,300; $248,107) (December 31, 2019 - $581,379: €225,000; CAD$ 72,300; $273,107) from stockholders; loans of $128,455 (CAD$ 27,600; $109,000) (December 31, 2019 – $130,249: CAD$ 27,600; $109,000) from a related party and loans of $73,859 (CAD$ 10,000; $66,810) (December 31, 2019 – $84,509: CAD$ 10,000; $76,810) from unrelated third parties. All of the loans bear interest at 6% per annum. The loans were made in 3 different currencies, Euros, Canadian Dollars and US Dollars. All amounts reflected on these financial statements are expressed in US Dollars. Repayment of the loans is due on closing of any future financing arrangement by the Company. The balance of accrued interest of $488,629 and $521,156 is included in accounts payable and accrued expenses at March 31, 2020 and December 31, 2019, respectively. Interest expense recognized on these loans was $10,301 for the three months ended March 31, 2020, compared to $29,773 for the three months ended March 31, 2019, respectively. On March 30, 2020, loans of $60,000 and corresponding interest of $37,104 were settled by the issuance of 971,040 common shares pursuant to three debt settlement agreements dated March 3, 2020, March 4, 2020 and March 4, 2020.

4. Stock Options

At March 31, 2020 and December 31, 2019, there were no stock options outstanding. No options were granted, exercised or expired during the period ended March 31, 2020 and during the year ended December 31, 2019.

5. Common stock

During the three months ended March 31, 2020, the Company issued 971,040 shares of its common stock valued at $0.10 a share to settle $60,000 in loans and $37,104 in interest (Note 3). During the year ended December 31, 2019, the Company had issued nil shares.

6. Segmented Information

The Company has no reportable segments.

Arvana Inc.
Notes to Condensed Interim Financial Statements
March 31, 2020
(Unaudited)

7. Related Party Transactions and Amounts Due to Related Parties

At March 31, 2020, and December 31, 2019, the Company had amounts due to related parties of $326,559 and $338,109, respectively. This amount includes $60,000 at March 31, 2020, and December 31, 2019, payable to a current director for services rendered during 2007. This amount is to be paid part in cash and part in stock at a future date with the number of common shares determined by the fair value of the shares on the settlement date. The amounts owing bear no interest, are unsecured, and have no fixed terms of repayment.

The Company incurred consulting fees of $6,913 (2019 - $2,819) paid to a company controlled by our chief executive officer during the three months ended March 31, 2020.

A former chief executive officer and director entered into a consulting arrangement that provided for a monthly fee of CAD $5,000, which amounts were accrued and are unpaid through the termination date on May 24, 2013. As of March 31, 2020, and December 31, 2019, our former chief executive officer was owed $266,559 and $278,109, respectively. The amounts due are unsecured and non-interest bearing, due on demand.

A former chief executive officer and director assigned to a related corporation unpaid amounts of $142,925 (CAD $202,759) as of March 31, 2020 as per a debt assignment agreement effective January 1, 2012.

A former chief executive officer and director is owed for unsecured amounts bearing 6% interest due on demand along with corresponding accrued interest payable that remains outstanding as of March 31, 2020 and December 31, 2019 as indicated below.

	March 31, 2020	December 31, 2019
Loans payable	$128,455	$130,249
Accrued interest payable included in amounts due to related parties	80,013	78,962

Arvana Inc.
Notes to Condensed Interim Financial Statements
March 31, 2020
(Unaudited)

8. Convertible Loans

On May 18, 2016, the Company issued a convertible promissory note to CaiE that accrues 10% per annum, in exchange for $50,000, which was initially due on November 17, 2017. The note is convertible into the Company’s common stock, in whole or in part, at any time prior to maturity at the option of the holder at $0.20 per share. Due to the conversion price being lower than the closing share price on the issuance date, a beneficial conversion feature was recognized as a discount against the debt. The maturity date of the note was extended on March 31, 2020, by amendment, to March 31, 2021, while all other terms of the note remain unchanged. During the three months ended March 31, 2020 and 2019, no discount was amortized as interest expense, while the interest expense on the note was $1,250 for the period ended March 31, 2020, and $1,250 for the period ended March 31, 2019. As at March 31, 2020 and December 31, 2019, the balance of the note was $50,000.

On October 12, 2018, the Company issued a convertible note to CaiE that accrues 10% per annum, in exchange for a series of loans that totaled $57,800, which was initially due on October 11, 2019. The note is convertible into the Company’s common stock, in whole or in part, at any time prior to maturity at the option of the holder at $0.20 per share. Due to the conversion price being lower than the closing share price on the issuance date, a beneficial conversion feature was recognized as a discount against the debt. The maturity date of the note was extended on March 31, 2020, by amendment, to March 31, 2021, while all other terms of the note remain unchanged. During the three months ended March 31, 2020 and 2019, $nil and $14,450 of the discount was amortized as interest expense, while the interest expense on the note was $1,445 for the period ended March 31, 2020, and $1,445 for the period ended March 31, 2019. As at March 31, 2020 and December 31, 2019, the balance of the note was $57,800.

9. Subsequent Events

The Company evaluated its March 31, 2020 financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are no guarantee of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three months ended March 31, 2020 and March 31, 2019.

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

Our office is located at 299 S. Main Street, 13th Floor, Salt Lake City, Utah 84111, and our telephone number is (801) 232-7395. Our registered agent is AA Registered Agents, 4869 Nightwood Court, Las Vegas, Nevada 89149.

The Company currently is traded on the OTC Markets Group, Inc.’s Pink Sheets Current Information over the counter market platform under the symbol “AVNI.”

Company

On March 17, 2016, we entered into a non-binding Memorandum of Understanding (“MOU”) with CaiE Food Partnership Ltd. (“CaiE”) for the purpose of acquiring CaiE as a wholly-owned subsidiary. CaiE is in the business of manufacturing and distributing fresh Dim Sum food products from a facility based in Sparks, Nevada.

The MOU anticipates that we will issue shares of its common stock to acquire CaiE through merger or acquisition, will convert existing debt to equity, increase its authorized common shares, elect a new board of directors and change its name to reflect the new business. Since the MOU was signed four years ago, the terms of the MOU are expected to change. The lack of progress on concluding a definitive agreement is primarily due to accounting delays related to the compilation of CaiE’s financial statements. The delays have caused CaiE to make additional loans to us to ensure that the Company remains in compliance with its reporting obligations while CaiE compiles its audited financial statements. CaiE has loaned us $169,610 as of the filing date of this report, which sum if comprised of convertible notes and other outstanding loan amounts.

In the event that we do not complete the acquisition of CaiE, our intention is to identify and evaluate alternative business opportunities that might be a good match for us. Towards this end, we have entered into a consulting agreement with one of our stockholders that has expertise in strategic business alliances, business combinations, mergers and acquisitions to procure an alternative to the CaiE transaction in the event that we do not reach a definitive agreement to move forward.

We will not be able to develop any alternative business opportunities presented to us without additional financing. Management continues to pursue financing from CaiE to maintain operations while a determination of the likelihood of concluding a transaction based on the MOU remains uncertain.

Plan of Operation

Our plan of operation over the next twelve months is to acquire CaiE, on terms to be provided within definitive agreements and thereafter to focus on CaiE’s business model. We will require a minimum of $50,000 in funding over the next 12 months to maintain operations and to complete a definitive transaction with CaiE. We anticipate that required funding in the near term will be in the form of debt financing from CaiE. On completing the intended transaction with CaiE, we will need additional capital to grow CaiE’s business. The amount of funding that may be required for this purpose is not determinable at this time.

Should the Company not reach a definitive agreement with CaiE, it will seek to identify an alternative business opportunity for which purpose it will require a minimum of $25,000 in funding over the next 12 months to maintain operations. Should an alternative business opportunity be identified, we will need additional funding to complete an alternative transaction. We anticipate that required prospective funding in this instance will be in the form of unsecured debt or equity financing from stockholders and third parties. Despite our confidence that funding will become available for an alternative business opportunity, we do not have such alternative financing arranged. Therefore, we will require continued financial support from stockholders and creditors until we are able to generate sufficient cash flow to maintain operations.

Results of Operations

During the three months ended March 31, 2020, the Company satisfied periodic public disclosure requirements and continued to sustain operations through the proceeds of debt financing from CaiE.

Operations for the three months ended March 31, 2020 and 2019, are summarized in the following table.

	Three months Ended March 31, 2020	Three months Ended March 31, 2019
Operating Expenses
General and administrative	$(11,702)	$(2,606)
Professional fees	(11,736)	(4,719)
Loss from Operations
Interest	(12,996)	(29,773)
Foreign exchange gain (loss)	58,890	(1,772)
Net income (loss) for the period	$22,456	$(38,870)

Net Income/Losses

Net income for the three months ended March 31, 2020, were $22,456 as compared to a net loss of $38,870 for the three months ended March 31, 2019. The decrease in net loss over the three-month period ended March 31, 2020, can be attributed to foreign exchange gain and a decrease in interest expense, offset by an increase in general administrative expenses, and professional fees over the comparable three-month period. The decrease in interest expense is due to the elimination of the requirement that we book accretion interest on convertible loans, while the gain on foreign exchange is due to a decrease in the value of foreign currencies against the US dollar, which positively impacts the cost of expenses payable in foreign currencies. Net losses for the three months ended March 31, 2019, can be attributed to the foreign exchange loss and the requirement in the prior comparative period interest booked for accretion expense on convertible loans, offset by lower general and administrative expenses and professional fees.

We did not generate revenue during this period and expect to continue to incur losses over the next twelve months.

Capital Expenditures

The Company expended no amounts on capital expenditures for the three-month period ended March 31, 2020.

Liquidity and Capital Resources

Since inception, we have experienced significant changes in liquidity, capital resources, and stockholders’ deficiency.

The Company had assets of $19,464 as of March 31, 2020, consisting of cash and a working capital deficit of $2,094,153, as compared to assets of $2,346, consisting of cash and a working capital deficit of $2,213,713 as of December 31, 2019. Net stockholders' deficit in the Company was $2,094,153 at March 31, 2020, as compared to a net stockholder’s deficit of $2,213,713 at December 31, 2019.

Cash Used in Operating Activities

Net cash flow used in operating activities for the three-month period ended March 31, 2020 was $7,882 as compared to net cash flow used of $5,418 for the three-month period ended March 31, 2019. Changes in net cash used in operating activities in the current three-month period can be attributed primarily to a number of items that are book expense items which do not affect the total amount relative to actual cash used, such as unrealized foreign exchange and accretion expense on convertible debt. Balance sheet accounts that actually affect cash, but are not income statement related items that are added or deducted to arrive at net cash used in operating activities, include accounts payable, accrued liabilities, interest expense and amounts due to related parties.

We expect to continue to use net cash flow in operating activities over the next twelve months or until such time as the Company can generate sufficient revenue to offset the cost of operating activities.

Cash Used in Investing Activities

Net cash used in investing activities for the three-month periods ended March 31, 2020, and March 31, 2019, was $nil.

We do not expect to use net cash in investing activities unless until closing a viable business opportunity.

Cash Flows from Financing Activities

Cash flow provided by financing activities for the three-months ended March 31, 2020, was $25,000 as compared to $5,600 for the three-months ended March 31, 2019. Cash flows provided from financing activities over the comparative three-month periods are attributed to loans from CaiE.

We expect to continue to use net cash provided by financing activities to maintain operations.

The Company’s current assets are insufficient to conduct its plan of operation over the next twelve (12) months as it will need at least $50,000 to maintain operations and conclude a transaction with CaiE.

Since entering into an MOU with CaiE, the Company has secured a series of loans from CaiE in the aggregate amount of $169,610. Despite CaiE’s determination to assist us until such time as we close a definitive transaction as intended by the MOU, we have no future commitments or arrangements in place to move forward. Despite our predicament, existing stockholders and/or CaiE remain the most likely sources of funding. The Company’s inability to secure a commitment for sufficient funding going forward will have a material adverse effect on its ability to sustain operations.

The Company does not intend to pay cash dividends in the foreseeable future.

The Company had no lines of credit or other bank financing arrangements as of March 31, 2020.

The Company had no commitments for future capital expenditures that were material at March 31, 2020.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off-Balance Sheet Arrangements

As of March 31, 2020, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Future Financings

We will continue to rely on debt or equity financing to fund business operations. However, we cannot provide any assurance that financing sufficient to fund our plan of operation will be forthcoming.

Critical Accounting Policies

In Note 2 to the audited financial statements for the years ended December 31, 2020 and 2019, included in our Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States.

The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, we evaluate estimates based on historical experience, and other reasonable facts and circumstances. Our estimates form the basis for judgments about the carrying value of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Going Concern

Management has expressed an opinion as to the Company’s ability to continue as a going concern despite an accumulated deficit of $23,472,472 since inception and negative cash flows from operating activities as of March 31, 2020. The Company’s ability to continue as a going concern requires that it procure funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes obtaining funding from the private placement of equity or debt financing, converting existing debt into equity, and otherwise settling outstanding amounts due through agreement with its creditors or elimination through statutory aging of debts. Management believes that it will remain a going concern through the methods discussed above pending closure with a business opportunity that will produce income, though there can be no assurances that such methods will prove successful.

The likelihood that the Company can continue as a going concern has encountered additional urgency in response to the COVID-19 virus pandemic that continues to adversely affect workforces, economies, and financial markets around the world that will likely result in an economic downturn. The Company cannot predict the duration or magnitude of the virus, nor can it predict the adverse effects, if any, will impact the Company’s plan of operation or its ability to sustain its business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the acting chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2020. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including its chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and such information was accumulated and communicated to management, including its chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2020, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

The World Health Organization declared coronavirus COVID-19 a global pandemic in March 2020. COVID-19 is a contagious disease that continues to spread adversely affecting workforces, economies, and financial markets globally, which effects will likely result in an economic downturn. We cannot predict the duration or magnitude of the adverse results connected to COVID-19, nor can we predict the effect, if any, COVID-19 will have on our ability to sustain our business.

Item 6. Exhibits

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 23 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARVANA INC.

By:	/s/ Ruairidh Campbell
Ruairidh Cambell
Chief Executive Officer, Chief Financial officer and Principal Accounting Officer

Date:	May 20, 2020

INDEX TO EXHIBITS

Regulation S-K Number	Exhibit
2.1	Agreement and Plan of Reorganization between the Company, Arvana Networks, Inc. and the Shareholders of Arvana Networks, Inc. dated August 18, 2005(1)
3.1	Articles of Incorporation(2)
3.2	Bylaws, as amended(2)
3.3	Amendment to Articles of Incorporation (3)
14.1	Code of Ethics (4)
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (5)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(5)
101.INS	XBRL Instance Document(6)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase(6)
101.LAB	XBRL Taxonomy Extension Label Linkbase(6)
101.DEF	XBRL Taxonomy Extension Label Linkbase(6)
101.CAL	XBRL Taxonomy Extension Label Linkbase(6)
101.SCH	XB RL Taxonomy Extension Label Linkbase(6)

(1)	Previously filed with the SEC as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2005.
(2)	Previously filed with the SEC as exhibits to the Company’s registration statement on Form 10- SB filed with the SEC on May 24, 2000.
(3)	Previously filed with the SEC as an exhibit to the Company’s registration statement on Form 8-K filed with the SEC on October 12, 2010.
(4)	Previously filed with the SEC as an exhibit to the Company’s Annual Report on Form 10-KSB filed with the SEC on April 16, 2007.
(5)	Filed as exhibits to this Periodic Report on Form 10-Q.
(6)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

