Form 10-Q
period 2020-06-30
ARVANA INC
filed 2020-08-18
CIK 1113313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15D of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 2020.

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accerlated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.001 par value (the only class of voting stock), at August 17, 2020, was 2,005,070.

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

Arvana Inc.

Condensed Interim Balance Sheets

(Unaudited)

	June 30	December 31
	2020	2019
ASSETS
Current assets:
Cash	$804	$2,346
Total assets	$804	$2,346

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	$955,244	$974,013
Convertible loan (Note 8)	107,800	107,800
Loans payable to stockholders (Note 3)	554,148	581,379
Loans payable to related party (Note 3)	129,253	130,249
Loans payable (Note 3)	73,859	84,509
Amounts due to related parties (Note 7)	338,958	338,109
Total current liabilities	2,159,262	2,216,059

Stockholders' deficiency
Common stock, $0.001 par value 5,000,000 authorized, 2,005,070 and 1,034,030 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	2,005	1,034
Additional paid-in capital	21,379,650	21,283,517
Deficit	(23,536,777)	(23,494,928)
	(2,155,122)	(2,210,377)
Less: Treasury stock – 2,085 common shares at June 30, 2020 and December 31, 2019, respectively	(3,336)	(3,336)
Total stockholders’ deficiency	(2,158,458)	(2,213,713)
	$804	$2,346

The accompanying notes are an integral part of these condensed interim financial statements.

Arvana Inc.

Condensed Interim Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating expenses
General and administrative	11,456	2,590	23,158	5,196
Professional fees	6,220	4,875	17,956	9,594
Total operating expenses	$17,676	$7,465	$41,114	$14,790

Loss from operations	(17,676)	(7,465)	(41,114)	(14,790)

Interest expense	(13,127)	(28,575)	(26,123)	(58,348)
Foreign exchange gain (loss)	(33,502)	(20,759)	25,388	(22,531)

Net loss and comprehensive loss	$(64,305)	$(56,799)	$(41,849)	$(95,669)
Per common share information - basic and diluted:
Weighted average shares outstanding	2,005,070	1,034,030	1,546,227	1,034,030
Net loss per common shares – basic and diluted	$(0.03)	$(0.05)	$(0.03)	$(0.09)

The accompanying notes are an integral part of these condensed interim financial statements.

Arvana Inc.

Condensed Interim Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(41,849)	$(95,669)
Items not involving cash:
Amortization of discount on convertible loan	—	28,900
Interest expense	26,123	29,448
Unrealized foreign exchange	(25,388)	22,531
Changes in non-cash working capital:
Accounts payable and accrued liabilities	6,238	1,795
Amounts due to related parties	8,334	1,697
Net cash used in operations	(26,542)	(11,298)

Cash flows from investing activities
Net cash used in investing activities	—	—

Cash flows from financing activities
Proceeds of loans payable	25,000	11,100
Net cash provided by financing activities	25,000	11,100

Change in cash	(1,542)	(198)
Cash, beginning of period	2,346	815
Cash, end of period	$804	$617

Supplementary information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash operating activities (Note 3)	$37,104	$—
Non-cash financing activities (Note 3)	$60,000	$—

The accompanying notes are an integral part of these condensed interim financial statements.

Arvana inc.

Statements of Stockholders’ Deficiency

(Unaudited)

	Common Shares				Treasury
	Shares	Amount	Additional Paid-in Capital	Deficit	Shares	Amount	Total Stockholders’ Deficiency
Balance, January 1, 2019	1,034,030	$1,034	$21,283,517	$(23,607,180)	(2,085)	(3,336)	$(2,325,965)
Net loss for the period ended March 31, 2019				(38,870)			(38,870)
Balance, March 31, 2019	1,034,030	1,034	21,283,517	(23,646,050)	(2,085)	(3,336)	(2,364,835)
Net loss for the period ended June 30, 2019				(56,799)			(56,799)
Balance, June 30, 2019	1,034,030	1,034	21,283,517	(23,702,849)	(2,085)	(3,336)	(2,421,634)
Balance, December 31, 2019	1,034,030	1,034	21,283,517	(23,702,849)	(2,085)	(3,336)	(2,421,634)
Debt settlement	971,040	971	96,133				97,104
Net income for the period ended March 31, 2020				22,456			22,456
Balance, March 31, 2020	2,005,070	2,005	21,379,650	(23,680,393)	(2,085)	(3,336)	(2,302,074)
Net loss for the period ended June 30, 2020				(64,305)			(64,305)
Balance, June 30, 2020	2,005,070	$2,005	$21,379,650	$(23,744,698)	(2,085)	$(3,336)	$(2,366,379)

The accompanying notes are an integral part of these condensed interim financial statements.

Arvana Inc.

Notes to Condensed Interim Financial Statements

June 30, 2020

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

For the six-month period ended June 30, 2020, the Company recognized a net loss of $41,849 as a result of a foreign exchange gain offset by general administrative expenses, professional fees and interest expenses. The Company had a working capital deficiency of $2,158,458 as of June 30, 2020. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

June 30, 2020

(Unaudited)

2. Summary of Significant Accounting Policies

a) Basis of presentation

The Company is in the process of evaluating CaiE Food Partnership Ltd. (“CaiE”) as a business opportunity and has minimal operating expenses. The Company’s fiscal year end is December 31. The accompanying condensed interim financial statements of Arvana Inc. for the three and six months ended June 30, 2020 and 2019, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for financial information with the instructions to Form 10-Q and Regulation S-X. The condensed interim financial statements and notes appearing in this report should be read in conjunction with our audited financial statements and related notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission (“SEC”) on April 1, 2020. Results are not necessarily indicative of those which may be achieved in future periods.

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

The estimated fair values of the Company's financial instruments as of June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020			December 31 2019
	CarryingAmount	Fair Value	CarryingAmount	Fair Value
Cash	$804	$804	$2,346	$2,346
Accounts payable and accrued liabilities	955,244	955,244	974,013	974,013
Convertible loan	107,800	107,800	107,800	107,800
Loans payable to stockholders	554,148	554,148	581,379	581,379
Loans payable to related party	129,253	129,253	130,249	130,249
Loans payable	73,859	73,859	84,509	84,509
Amounts due to related parties	338,958	338,958	338,109	338,109

Arvana Inc.

Notes to Condensed Interim Financial Statements

June 30, 2020

(Unaudited)

2. Summary of Significant Accounting Policies (continued)

c) Financial instruments (continued)

The following table presents information about the assets that are measured at fair value on a recurring basis as of June 30, 2020, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	June 30, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$804	$804	$—	$—

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

Arvana Inc.

Notes to Condensed Interim Financial Statements

June 30, 2020

(Unaudited)

3. Loans Payable

As of June 30, 2020, the Company had received loans of $554,148 (€225,000; CAD$ 72,300; $248,107) (December 31, 2019 - $581,379: €225,000; CAD$ 72,300; $273,107) from stockholders; loans of $129,253 (CAD$ 27,600; $109,000) (December 31, 2019 – $130,249: CAD$ 27,600; $109,000) from a related party and loans of $73,859 (CAD$ 10,000; $66,810) (December 31, 2019 – $84,509: CAD$ 10,000; $76,810) from unrelated third parties. All of the loans bear interest at 6% per annum. The loans were made in 3 different currencies, Euros, Canadian Dollars and US Dollars. All amounts reflected on these financial statements are expressed in US Dollars. Repayment of the loans is due on closing of any future financing arrangement by the Company. The balance of accrued interest of $507,973 and $521,156 is included in accounts payable and accrued expenses at June 30, 2020 and December 31, 2019, respectively. Interest expense recognized on these loans was $10,432 for the three months ended June 30, 2020, compared to $11,430 for the three months ended June 30, 2019, respectively. Interest expense recognized on these loans was $20,733 for the six months ended June 30, 2020, compared to $24,058 for the six months ended June 30, 2019, respectively.

On March 30, 2020, loans of $60,000 and corresponding interest of $37,104 were settled by the issuance of 971,040 common shares pursuant to three debt settlement agreements dated March 3, 2020, March 4, 2020 and March 4, 2020.

Since March 17, 2016, CaiE has provided an aggregate of $169,610 in loans to the. Company, of which $107,800 is formalized in two convertible promissory notes for $50,000 and $57,800 dated May 18, 2016, and October 12, 2018, respectively (Note 8). The additional amounts due to CaiE are yet to be formalized by written agreement though the Company believes that the terms and conditions of such agreements will be identical to those determined in the convertible promissory notes referenced here.

4. Stock Options

At June 30, 2020 and December 31, 2019, there were no stock options outstanding. No options were granted, exercised or expired during the period ended June 30, 2020 and during the year ended December 31, 2019.

5. Common stock

During the six months ended June 30, 2020, the Company issued 971,040 shares of its common stock valued at $0.10 a share to settle $60,000 in loans and $37,104 in interest (Note 3). During the year ended December 31, 2019, the Company had issued nil shares.

6. Segmented Information

The Company has no reportable segments.

Arvana Inc.

Notes to Condensed Interim Financial Statements

June 30, 2020

(Unaudited)

7. Related Party Transactions and Amounts Due to Related Parties

At June 30, 2020, and December 31, 2019, the Company had amounts due to related parties of $338,958 and $338,109, respectively. This amount includes $60,000 at June 30, 2020, and December 31, 2019, payable to a current director for services rendered during 2007. This amount is to be paid part in cash and part in stock at a future date with the number of common shares determined by the fair value of the shares on the settlement date. The amounts owing bear no interest, are unsecured, and have no fixed terms of repayment.

The Company incurred consulting fees of $10,069 (2019 - $5,394) paid to a company controlled by our chief executive officer during the six months ended June 30, 2020.

A former chief executive officer and director entered into a consulting arrangement that provided for a monthly fee of CAD $5,000, which amounts were accrued and are unpaid through the termination date on May 24, 2013. As of June 30, 2020, and December 31, 2019, our former chief executive officer was owed $274,502 and $278,109, respectively. The amounts due are unsecured and non-interest bearing, due on demand.

A former chief executive officer and director assigned to a related corporation unpaid amounts of $148,785 (CAD $202,759) as of June 30, 2020, as provided in a debt assignment agreement effective January 1, 2012.

A former chief executive officer and director is owed for unsecured amounts bearing 6% interest due on demand along with corresponding accrued interest payable that remains outstanding as of June 30, 2020 and December 31, 2019 as indicated below.

	June 30, 2020	December 31, 2019
Loans payable	$129,253	$130,249
Accrued interest payable included in amounts due to related parties	82,353	78,962

Arvana Inc.

Notes to Condensed Interim Financial Statements

June 30, 2020

(Unaudited)

8. Convertible Loans

On May 18, 2016, the Company issued a convertible promissory note to CaiE that accrues 10% per annum, in exchange for $50,000, that was initially due on November 17, 2017. The note is convertible into the Company’s common stock, in whole or in part, at any time prior to maturity at the option of the holder at $0.20 per share. Due to the conversion price being lower than the closing share price on the issuance date, a beneficial conversion feature was recognized as a discount against the debt. The maturity date of the note was extended by amendment, to March 31, 2021, while all other terms of the note remain unchanged. During the three and six months ended June 30, 2020 and 2019, no discount was amortized as interest expense. Interest expense recognized on this loan was $1,250 for the three months ended June 30, 2020, compared to $1,250 for the three months ended June 30, 2019. Interest expense recognized on this loan was $2,500 for the six months ended June 30, 2020, compared to $2,500 for the six months ended June 30, 2019. As at June 30, 2020, and December 31, 2019, the balance of the note was $50,000.

On October 12, 2018, the Company issued a convertible note to CaiE that accrues 10% per annum, in exchange for a series of loans that totaled $57,800 that was initially due on October 11, 2019. The note is convertible into the Company’s common stock, in whole or in part, at any time prior to maturity at the option of the holder at $0.20 per share. Due to the conversion price being lower than the closing share price on the issuance date, a beneficial conversion feature was recognized as a discount against the debt. The maturity date of the note was extended by amendment, to March 31, 2021, while all other terms of the note remain unchanged. During the three months ended June 30, 2020 and 2019, $nil and $14,450 of the discount was amortized as interest expense and during the six months ended June 30, 2020 and 2019, $nil and $28,900 of the discount was amortized as interest expense. Interest expense recognized on this loan was $1,445 for the three months ended June 30, 2020, compared to $nil for the three months ended June 30, 2019. Interest expense recognized on this loan was $2,890 for the six months ended June 30, 2020, compared to $nil for the six months ended June 30, 2019. As at June 30, 2020 and December 31, 2019, the balance of the note was $57,800.

9. Subsequent Events

On August 17, 2020, the Company obtained an additional loan from CaiE in the amount of $5,000, which amount is yet to be documented in a written agreement. We expect that the terms and conditions attached to his loan will be identical to those determined in the aforesaid convertible loan agreements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three and six months ended June 30, 2020 and June 30, 2019.

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

The Company is traded on the OTC Markets Group, Inc.’s Pink Sheets Current Information over the counter market platform under the symbol “AVNI.”

Company

On March 17, 2016, we entered into a non-binding Memorandum of Understanding (“MOU”) with CaiE Food Partnership Ltd. (“CaiE”) for the purpose of acquiring CaiE as a wholly-owned subsidiary. CaiE is in the business of manufacturing and distributing fresh Dim Sum food products from a facility based in Sparks, Nevada.

The MOU anticipates that we will issue shares of our common stock to acquire CaiE through merger or acquisition, convert existing debt to equity, increase authorized common shares, elect a new board of directors and change our name to reflect the new business. Since the MOU was signed over four years ago, the terms of the MOU are expected change when and if the parties move forward with the transaction. The lack of progress on moving forward is primarily due to delays in securing an audited compilation of CaiE’s financial statements. The delays have caused CaiE to make additional loans to the Company to ensure that it remains in compliance with reporting obligations while CaiE compiles its financial statements. CaiE has loaned us $174,610 as of the filing date of this report, which sum is comprised of convertible promissory notes and other outstanding loan amounts.

In the event that we do not complete the acquisition of CaiE, our intention is to identify and evaluate alternative business opportunities that might be a good match for us. Towards this end, we have entered into a consulting agreement with one of our stockholders who has expertise in strategic business alliances, business combinations, mergers and acquisitions to procure an alternative to the CaiE transaction in the event that we do not reach a definitive agreement to move forward.

We will not be able to develop any alternative business opportunities without additional financing. Management continues to accept loans from CaiE as needed to maintain operations although the likelihood of concluding a transaction based on the MOU remains uncertain.

Plan of Operation

Our plan of operation over the next twelve months is to merge with or acquire CaiE as a wholly-owned subsidiary, on those terms to be included in a definitive agreement, and thereafter to focus on expanding CaiE’s business. We will require a minimum of $50,000 in funding over the next 12 months to maintain operations and complete a definitive transaction with CaiE. We anticipate that near term will be in the form of debt financing provided by CaiE. On completing a definitive transaction with CaiE, we will need additional capital to grow CaiE’s business. The amount of funding that may be required for this purpose is not determinable at this time.

Should the Company not complete the anticipated transaction with CaiE, it will seek to identify an alternative business opportunity for which purpose it will require a minimum of $25,000 in funding over the next 12 months to maintain operations through that process. Should an alternative business opportunity be identified, we will need additional funding to complete any definitive transaction. We anticipate that funding in this instance will be in the form of unsecured debt or equity financing from stockholders and third parties. Despite our confidence that funding will be available for an alternative business opportunity, we have no such alternative financing arranged. Therefore, we will require continued financial support from our stockholders and creditors until we are able to generate sufficient cash flow to maintain operations.

Results of Operations

During the three and six months ended June 30, 2020, the Company satisfied periodic public disclosure requirements and continued to sustain operations through the proceeds of debt financing from CaiE.

Operations for the three and six months ended June 30, 2020 and 2019, are summarized in the following table.

	Three months Ended June 30, 2020	Three months Ended June 30, 2019	Six months Ended June 30, 2020	Six months Ended June 30, 2019
Operating Expenses
General and administrative	$(11,456)	$(2,590)	$(23,158)	$(5,196)
Professional fees	(6,220)	(4,875)	(17,956)	(9,594)
Loss from Operations	(17,676)	(7,465)	(41,114)	(14,790)
Interest expense	(13,127)	(28,575)	(26,123)	(58,348)
Foreign exchange gain (loss)	(33,502)	(20,759)	25,388	(22,531)
Net loss for the period	$(64,305)	$(56,799)	$(41,849)	$(95,669)

Net Losses

Net loss for the three months ended June 30, 2020, was $64,305 as compared to net loss of $56,799 for the three months ended June 30, 2019. The increase in net loss over the three-month period ended June 30, 2020, can be attributed to an increase in general administrative expenses, professional fees and an increase in foreign exchange loss, offset by a decrease in interest expense over the comparable three month period. The increase in professional fees and general administrative expenses can be attributed to costs incurred in the preparation of the documentation required to eliminate and settle debt, while the decrease in interest expense is due to the adoption of new accounting standards that no. longer. require us to book accretion interest on convertible loans, and the gain on foreign exchange due to a decrease in the value of foreign currencies against the US dollar, which decrease impacts the cost of expenses payable in foreign currencies.

Net loss for the six months ended June 30, 2020 was $41,849 as compared to net loss of $95,669 for the six months ended June 30, 2019. The decrease in net loss over the six-month period ended June 30, 2020, can be attributed to a decrease in interest expenses and a gain on foreign exchange, offset by an increase in general administrative expenses and professional fees. The decrease in interest expense is due to the adoption of new accounting standards that do not require us to book accretion interest on convertible loans, and the gain on foreign exchange due to a decrease in the value of foreign currencies against the US dollar, which decrease impacts the cost of expenses payable in foreign currencies while the increase in professional fees and general administrative expenses can be attributed to costs incurred in the preparation of the documentation required to eliminate and settle debt.

We did not generate revenue during this period and expect to continue to incur losses over the next twelve months until such time as we are able to develop a business opportunity that produces net income.

Capital Expenditures

The Company expended no amounts on capital expenditures for the six-month period ended June 30, 2020.

Liquidity and Capital Resources

Since inception, we have experienced significant changes in liquidity, capital resources, and stockholders’ deficiency.

The Company had assets of $804 as of June 30, 2020, consisting of cash and a working capital deficit of $2,158,458, as compared to assets of $2,346, consisting of cash and a working capital deficit of $2,213,713 as of December 31, 2019. Net stockholders' deficit in the Company was $2,158,458 at June 30, 2020, as compared to a net stockholder’s deficit of $2,213,713 at December 31, 2019.

Cash Used in Operating Activities

Net cash flow used in operating activities for the six-month period ended June 30, 2020 was $26,542 as compared to net cash flow used of $11,298 for the six-month period ended June 30, 2019. Changes in net cash used in operating activities in the current six-month period can be attributed to a number of book expense items that do not affect the total amount relative to actual cash used, such as unrealized foreign exchange and interest expense. Balance sheet accounts that actually affect cash, but are not income statement related that are added or deducted to arrive at net cash used in operating activities, include accounts payable, accrued liabilities, and amounts due to related parties.

We expect to continue to use net cash flow in operating activities over the next twelve months or until such time as the Company can generate sufficient revenue to offset the cost of operating activities.

Cash Used in Investing Activities

Net cash used in investing activities for the six-month periods ended June 30, 2020, and June 30, 2019, was $nil.

We do not expect to use net cash in investing activities until we are able to conclude a definitive agreement on a viable business opportunity.

Cash Flows from Financing Activities

Cash flow provided by financing activities for the six-months ended June 30, 2020, was $25,000 as compared to $11,100 for the six-months ended June 30, 2019. Cash flows provided from financing activities over the comparative six-month periods are considered loans from CaiE.

We expect to continue to use net cash provided by financing activities to maintain operations.

The Company’s current assets are insufficient to conduct its plan of operation over the next twelve (12) months as it will need at least $50,000 to maintain operations and conclude a transaction with CaiE. Since entering into an MOU with CaiE, the Company has secured a series of loans from CaiE in the aggregate amount of $174,610. Despite CaiE’s determination to assist us. until such time as we close a merger or acquisition transaction, we have no definitive commitments or arrangements for continued financial support in order for us to move forward. Despite our predicament, existing stockholders and/or CaiE remain the most likely sources of funding. The Company’s inability to secure a commitment for funding has a material adverse effect on its ability to sustain operations.

The Company does not intend to pay cash dividends in the foreseeable future.

The Company had no lines of credit or other bank financing arrangements as of June 30, 2020.

The Company had no commitments for future capital expenditures that were material at June 30, 2020.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off-Balance Sheet Arrangements

As of June 30, 2020, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Future Financings

We will continue to rely on debt or equity financing to maintain operations though we cannot provide any assurance that sufficient financing will be forthcoming.

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

The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, we evaluate estimates. We base our estimates on historical experience and other facts and circumstances that are believed to be reasonable. The result of our estimates form the basis for making judgments about the carrying value of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Going Concern

Management has expressed an opinion as to the Company’s ability to continue as a going concern despite an accumulated deficit of $23,536,777 since inception and negative cash flows from operating activities as of June 30, 2020. The Company’s ability to continue as a going concern requires that it procure funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes obtaining funding from the private placement of equity or debt financing, converting existing debt into equity, and otherwise settling outstanding amounts due through agreement with its creditors or elimination through statutory aging of debts. Management believes that it will remain a going concern through the methods discussed above pending closure with a business opportunity that will produce income, though there can be no assurances that such methods will prove successful.

The likelihood that the Company can continue as a going concern has encountered additional urgency in response to the COVID-19 virus pandemic that continues to adversely affect workforces, economies, and financial markets around the world that will likely result in an economic downturn. The Company cannot predict the duration or magnitude of the virus, nor can it predict the which adverse effects, if any, will impact the Company’s plan of operation or its ability to sustain its business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the acting chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2020. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including its chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended June 30, 2020, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ARVANA INC.

By:	/s/ Ruairidh Campbell
Ruairidh Campbell, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Date:	August 17, 2020

INDEX TO EXHIBITS

Regulation S-K Number	Exhibit
2.1	Agreement and Plan of Reorganization between the Company, Arvana Networks, Inc. and the Shareholders of Arvana Networks, Inc. dated August 18, 2005(1)
3.1	Articles of Incorporation(2)
3.2	Bylaws, as amended(2)
3.3	Amendment to Articles of Incorporation (3)
14.1	Code of Ethics (4)
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (5)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(5)
101.INS	XBRL Instance Document(6)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase(6)
101.LAB	XBRL Taxonomy Extension Label Linkbase(6)
101.DEF	XBRL Taxonomy Extension Label Linkbase(6)
101.CAL	XBRL Taxonomy Extension Label Linkbase(6)
101.SCH	XB RL Taxonomy Extension Label Linkbase(6)

(1)	Previously filed with the SEC as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2005.
(2)	Previously filed with the SEC as exhibits to the Company’s registration statement on Form 10- SB filed with the SEC on May 24, 2000.
(3)	Previously filed with the SEC as an exhibit to the Company’s registration statement on Form 8-K filed with the SEC on October 12, 2010.
(4)	Previously filed with the SEC as an exhibit to the Company’s Annual Report on Form 10-KSB filed with the SEC on April 16, 2007.
(5)	Filed as exhibits to this Periodic Report on Form 10-Q.
(6)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.
22