Form 10-Q
period 2020-09-30
ARVANA INC
filed 2020-11-19
CIK 1113313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15D of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 2020.

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to ..

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

Large accelerated filer ☐	Accelerated filer ☐
Non-acclerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.001 par value (the only class of voting stock), at November 19, 2020, was 2,005,070.

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

Arvana Inc.

Condensed Interim Balance Sheets

(Unaudited)

	September 30	December 31
	2020	2019
ASSETS
Current assets:
Cash	$911	$2,346
Total assets	$911	$2,346

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	$1,001,141	$974,013
Convertible loan (Note 8)	107,800	107,800
Loans payable to stockholders (Note 3)	565,988	581,379
Loans payable to related party (Note 3)	129,692	130,249
Loans payable (Note 3)	79,307	84,509
Amounts due to related parties (Note 7)	343,032	338,109
Total current liabilities	2,226,960	2,216,059

Stockholders' deficiency
Common stock, $0.001 par value 5,000,000 authorized,2,005,070 and 1,034,030 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	2,005	1,034
Additional paid-in capital	21,379,650	21,283,517
Deficit	(23,604,368)	(23,494,928)
	(2,222,713)	(2,210,377)
Less: Treasury stock – 2,085 common shares at September 30, 2020 and December 31, 2019, respectively	(3,336)	(3,336)
Total stockholders’ deficiency	(2,226,049)	(2,213,713)
	$911	$2,346

The accompanying notes are an integral part of these condensed interim financial statements.

Arvana Inc.

Condensed Interim Statements of Operations and COmprehensive Loss

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating expenses
General and administrative	12,224	3,155	35,382	8,351
Professional fees	5,149	3,250	23,105	12,844
Total operating expenses	$17,373	$6,405	$58,487	$21,195

Loss from operations	(17,373)	(6,405)	(58,487)	(21,195)

Interest expense	(13,318)	(28,401)	(39,441)	(86,749)
Foreign exchange gain (loss)	(36,900)	31,572	(11,512)	9,041

Net loss and comprehensive loss	$(67,591)	$(3,234)	$(109,440)	$(98,903)
Per common share information - basic and diluted:
Weighted average shares outstanding	2,005,070	1,034,030	1,700,291	1,034,030
Net loss per common shares – basic and diluted	$(0.03)	$(0.00)	$(0.06)	$(0.10)

The accompanying notes are an integral part of these condensed interim financial statements.

Arvana Inc.

Condensed Interim Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(109,440)	$(98,903)

Items not involving cash:
Amortization of discount on convertible loan	—	43,350
Interest expense	39,441	43,399
Unrealized foreign exchange	11,512	(9,041)
Changes in non-cash working capital:
Accounts payable and accrued liabilities	18,904	(15,142)
Amounts due to related parties	8,148	5,476
Net cash used in operations	(31,435)	(30,861)

Cash flows from investing activities
Net cash used in investing activities	—	—

Cash flows from financing activities
Proceeds of loans payable	30,000	36,810
Net cash provided by financing activities	30,000	36,810

Change in cash	(1,435)	5,949
Cash, beginning of period	2,346	815
Cash, end of period	$911	$6,764

Supplementary information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental Disclosure of Cash Flow Information
Non-cash operating activities (Note 3)	$37,104	$—
Non-cash financing activities (Note 3)	$60,000	$—

The accompanying notes are an integral part of these condensed interim financial statements.

Arvana Inc,

Statements of Stockholders’ Deficiency

(Unaudited)

	Common Shares				Treasury
	Shares	Amount	Additional Paid-in Capital	Deficit	Shares	Amount	Total Stockholders’ Deficiency
Balance, December 31, 2018	1,034,030	1,034	21,283,517	(23,607,180)	(2,085)	(3,336)	(2,325,965)
Net income for the period ended March 31, 2019				(38,870)			(38,870)
Balance, March 31, 2019	1,034,030	1,034	21,283,517	(23,646,050)	(2,085)	(3,336)	(2,364,835)
Net income for the period ended June 30, 2019				(56,799)			(56,799)
Balance, June 30, 2019	1,034,030	1,034	21,283,517	(23,702,849)	(2,085)	(3,336)	(2,421,634)
Net income for the period ended September 30, 2019				(3,234)
Balance, September 30, 2019	1,034,030	1,034	21,283,517	(23,706,083)	(2,085)	(3,336)	(2,424,868)
Net income for the period ended December 31, 2019				211,155			211,155
Balance, December 31, 2019	1,034,030	1,034	21,283,517	(23,494,928)	(2,085)	(3,336)	(2,213,713)
Debt settlement	971,040	971	96,133				97,104
Net income for the period ended March 31, 2020				22,456			22,456
Balance, March 31, 2020	2,005,070	2,005	21,379,650	(23,472,472)	(2,085)	(3,336)	(2,094,153)
Net income for the period ended June 30, 2020				(64,305)			(64,305)
Balance, June 30, 2020	2,005,070	2,005	21,379,650	(23,536,777)	(2,085)	(3,336)	(2,158,458)
Net income for the period ended September 30, 2020				(67,591)			(67,591)
Balance, September 30, 2020	2,005,070	$2,005	$21,379,650	$(23,604,368)	(2,085)	$(3,336)	$(2,226,049)

The accompanying notes are an integral part of these condensed interim financial statements.

Arvana Inc.
Notes to Condensed Interim Financial Statements
September 30, 2020
(Unaudited)

1. Nature of Business and Ability to Continue as a Going Concern

Arvana Inc. (“our”, “we”, “us” and the “Company”) was incorporated under the laws of the State of Nevada as Turinco, Inc. on September 16, 1977. On July 24, 2006, our shareholders approved a name change to Arvana Inc. The reporting currency and functional currency of the Company is the United States dollar (“US Dollar”) and the accompanying financial statements have been expressed in US Dollars.

On March 17, 2016, the Company entered into a non-binding Memorandum of Understanding (“MOU”) with CaiE Food Partnership Ltd. (“CaiE”) for the purpose of acquiring it as a wholly-owned subsidiary. CaiE is in the business of manufacturing and distributing fresh Dim Sum food products from a facility based in Sparks, Nevada. The MOU required CaiE to provide audited financial statements and a business plan as conditions precedent to entering into a binding agreement. CaiE has not satisfied the conditions necessary for us to move forward. On November 11, 2020, the Company notified CaiE that it was no longer interested in acquiring its business. Our present intention is to identify and evaluate business opportunities that are ready to create value for Company’s shareholders.

These condensed interim financial statements have been prepared on a going concern basis, which assumes the realization of assets and the settlement of liabilities in the normal course of business.

For the nine-month period ended September 30, 2020, the Company recognized a net loss of $109,440 as a result of general administrative expenses, professional fees and interest expenses. The Company had a working capital deficiency of $2,226,049 as of September 30, 2020. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The World Health Organization declared coronavirus COVID-19 a global pandemic in March 2020. COVID-19 is a contagious disease that continues to spread adversely affecting workforces, economies, and financial markets globally, which affects will likely result in an economic downturn. The Company cannot predict the duration or magnitude of the adverse results connected to COVID-19, nor can it predict the effect, if any, COVID-19 will have on the Company’s search to identify a business opportunity or its ability to attract sufficient capital to sustain operations.

Our present intention is to identify and evaluate business opportunities that could create value for Company shareholders. During this search the Company will require continued financial support from shareholders and creditors until it is able to generate cash flow from operations. While we are confident that a business opportunity will be identified, the insufficiency of our financial resources casts substantial doubt on whether we will be able to fulfill this objective.

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
September 30, 2020
(Unaudited)

2. Summary of Significant Accounting Policies

a) Basis of presentation

The Company’s fiscal year end is December 31. The accompanying condensed interim financial statements of the Company for the three and nine months ended September 30, 2020 and 2019, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for financial information with the instructions to Form 10-Q and Regulation S-X. The condensed interim financial statements and notes appearing in this report should be read in conjunction with our audited financial statements and related notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission (“SEC”) on April 1, 2020. Results are not necessarily indicative of those which may be achieved in future periods.

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

The estimated fair values of the Company's financial instruments as of September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020			December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash	$911	$911	$2,346	$2,346
Accounts payable and accrued liabilities	1,001,141	1,001,141	974,013	974,013
Convertible loan	107,800	107,800	107,800	107,800
Loans payable to stockholders	565,988	565,988	581,379	581,379
Loans payable to related party	129,692	129,692	130,249	130,249
Loans payable	79,307	79,307	84,509	84,509
Amounts due to related parties	343,032	343,032	338,109	338,109

Arvana Inc.
Notes to Condensed Interim Financial Statements
September 30, 2020
(Unaudited)

2. Summary of Significant Accounting Policies (continued)

c) Financial instruments (continued)

The following table presents information about the assets that are measured at fair value on a recurring basis as of September 30, 2020, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	September 30, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$911	$911	$—	$—

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

Arvana Inc.
Notes to Condensed Interim Financial Statements
September 30, 2020
(Unaudited)

3. Loans Payable

As of September 30, 2020, the Company had received loans of $565,988 (€225,000; CAD$ 72,300; $248,107) (December 31, 2019 - $581,379: €225,000; CAD$ 72,300; $273,107) from stockholders; loans of $129,692 (CAD$ 27,600; $109,000) (December 31, 2019 – $130,249: CAD$ 27,600; $109,000) from a related party and loans of $79,307 (CAD$ 10,000; $71,810) (December 31, 2019 – $84,509: CAD$ 10,000; $76,810) from unrelated third parties. All of the loans bear interest at 6% per annum. The loans were made in 3 different currencies, Euros, Canadian Dollars and US Dollars. All amounts reflected on these financial statements are expressed in US Dollars. Repayment of the loans is due on closing of any future financing arrangement by the Company. The balance of accrued interest of $530,992 and $521,156 is included in accounts payable and accrued expenses at September 30, 2020 and December 31, 2019, respectively. Interest expense recognized on these loans was $10,623 for the three months ended September 30, 2020, compared to $11,256 for the three months ended September 30, 2019, respectively. Interest expense recognized on these loans was $31,356 for the nine months ended September 30, 2020, compared to $35,314 for the nine months ended September 30, 2019, respectively.

On March 30, 2020, loans of $60,000 and corresponding interest of $37,104 were settled by the issuance of 971,040 common shares pursuant to three debt settlement agreements dated March 3, 2020, March 4, 2020 and March 4, 2020.

Between March 17, 2016, and August 17, 2020, CaiE provided an aggregate of $174,610 in loans to the Company, of which $107,800 is documented in two convertible promissory notes for $50,000 and $57,800 dated May 18, 2016, and October 12, 2018, respectively (Note 8). The amounts that remain undocumented will likely be treated in a manner similar to those contracted for the convertible promissory notes.

4. Stock Options

At September 30, 2020, and December 31, 2019, there were no stock options outstanding. No options were granted, exercised or expired during the period ended September 30, 2020 and during the year ended December 31, 2019.

5. Common stock

During the nine months ended September 30, 2020, the Company issued 971,040 shares of its common stock valued at $0.10 a share to settle $60,000 in loans and $37,104 in interest (Note 3). During the year ended December 31, 2019, the Company had issued nil shares.

6. Segmented Information

The Company has no reportable segments.

Arvana Inc.
Notes to Condensed Interim Financial Statements
September 30, 2020
(Unaudited)

7. Related Party Transactions and Amounts Due to Related Parties

At September 30, 2020, and December 31, 2019, the Company had amounts due to related parties of $343,032 and $338,109, respectively. This amount includes $60,000 at September 30, 2020, and December 31, 2019, payable to a current director for services rendered during 2007. The amounts owing bear no interest, are unsecured with no fixed terms of repayment, and are due on demand.

The Company incurred consulting fees of $11,888 (2019 - $7,144) paid to a company controlled by our chief executive officer during the nine months ended September 30, 2020. As at September 30, 2020, the Company owed our chief executive officer $3,275.

A former chief executive officer and director entered into a consulting arrangement that provided for a monthly fee of CAD $5,000, which amounts were accrued through the termination date on May 24, 2013. As of September 30, 2020, and December 31, 2019, our former chief executive officer was owed $279,757 and $278,109, respectively. The amounts owing bear no interest, are unsecured with no fixed terms of repayment, and are due on demand.

A former chief executive officer and director assigned unpaid amounts due as of September 30, 2020, and December 31, 2019, of $152,008 and $156,104 respectively, to a related corporation, as provided in a debt assignment agreement dated effective January 1, 2012.

A former chief executive officer and director is owed $129,692 (includes accrued interest of $84,526) and $130,249 (includes interest of $78,962) as of September 30, 2020 and December 31, 2019, respectively for unpaid amounts bearing 6% interest, on unsecured amounts with no fixed terms of repayment, that are due on demand.

8. Convertible Loans

On May 18, 2016, the Company issued a convertible promissory note to CaiE that accrues 10% per annum, in exchange for $50,000, initially due on November 17, 2017. The note is convertible into the Company’s common stock, in whole or in part, at any time prior to maturity at the option of the holder at $0.20 per share. Due to the conversion price being lower than the closing share price on the issuance date, a beneficial conversion feature was recognized as a discount against the debt. The maturity date of the note was extended by amendment, to March 31, 2021, while all other terms of the note remain unchanged. During the three and nine months ended September 30, 2020 and 2019, no discount was amortized as interest expense. Interest expense recognized on this loan was $1,250 for the three months ended September 30, 2020, compared to $1,250 for the three months ended September 30, 2019. Interest expense recognized on this loan was $3,750 for the nine months ended September 30, 2020, compared to $3,750 for the nine months ended September 30, 2019. As at September 30, 2020, and December 31, 2019, the balance of the note was $50,000.

Arvana Inc.
Notes to Condensed Interim Financial Statements
September 30, 2020
(Unaudited)

8. Convertible Loans (continued)

On October 12, 2018, the Company issued a convertible note to CaiE that accrues 10% per annum, in exchange for a series of loans that totaled $57,800 initially due on October 11, 2019. The note is convertible into the Company’s common stock, in whole or in part, at any time prior to maturity at the option of the holder at $0.20 per share. Due to the conversion price being lower than the closing share price on the issuance date, a beneficial conversion feature was recognized as a discount against the debt. The maturity date of the note was extended by amendment, to March 31, 2021, while all other terms of the note remain unchanged. During the three months ended September 30, 2020 and 2019, $nil and $14,450 of the discount was amortized as interest expense and during the nine months ended September 30, 2020 and 2019, $nil and $43,350 of the discount was amortized as interest expense. Interest expense recognized on this loan was $1,445 for the three months ended September 30, 2020, compared to $nil for the three months ended September 30, 2019. Interest expense recognized on this loan was $4,335 for the nine months ended September 30, 2020, compared to $4,335 for the nine months ended September 30, 2019. As at September 30, 2020 and December 31, 2019, the balance of the note was $57,800.

9. Subsequent Events

On November 11, 2020, the Company provided written notification to CaiE that it no longer intended to move forward as anticipated in the MOU, to acquire it as an operating subsidiary.

On November 10, 2020, the Company entered into a settlement agreement and release with a shareholder and authorized the issuance of 1,112,910 shares of its restricted common stock to extinguish $111,291 in liabilities effective September 30, 2020.

On November 10, 2020, the Company entered into a settlement agreement and release with a shareholder and authorized the issuance of 1,132,690 shares of its restricted common stock to extinguished $113,269 in liabilities effective September 30, 2020.

On November 10, 2020, the Company authorized the issuance of 360,000 shares of its restricted common stock to a shareholder for services rendered pursuant to the terms and conditions of a consulting agreement that expired on September 30, 2020.

On November 10, 2020, and November 19, 2020, the Company received a loan in the aggregate amount of $10,000 from a shareholder that bears no interest, and is unsecured with no fixed terms of repayment.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three and nine months ended September 30, 2020 and September 30, 2019.

Overview

The Company was incorporated in the State of Nevada on June 16, 1977, as “Turinco, Inc.” to engage in any legal undertaking. On July 24, 2006, the Company’s name was changed to Arvana Inc. to reflect the acquisition of Arvana Networks, Inc., a telecommunications business. We discontinued efforts related to our telecommunications business as of December 31, 2009. We have since been in the process of seeking other business opportunities.

Our office is located at 299 S. Main Street, 13th Floor, Salt Lake City, Utah 84111, and our telephone number is (801) 232-7395. Our registered agent is AA Registered Agents, 4869 Nightwood Court, Las Vegas, Nevada 89149.

The Company is traded on the OTC Markets Group, Inc.’s Pink Sheets Current Information over the counter market platform under the symbol “AVNI.”

Company

On March 17, 2016, we entered into a non-binding Memorandum of Understanding (“MOU”) with CaiE Food Partnership Ltd. (“CaiE”) for the purpose of acquiring it as a wholly-owned subsidiary. CaiE is in the business of manufacturing and distributing fresh Dim Sum food products from a facility based in Sparks, Nevada. While CaiE loaned the Company $174,610 over more than four years, it was unable to deliver audited financial statements. The constant delay to moving forward has negatively affected our business prospects and has placed an untenable burden on our shareholders. On November 11, 2020, the Company notified CaiE in writing that it was no longer interested in acquiring its business.

Our present intention is to identify and evaluate other business opportunities. We will not be able to develop any business opportunity without additional financing. Management will look to its shareholders and creditors for sufficient support to sustain operations. Assurance as to whether our shareholders and creditors will respond sufficiently to funding requests is uncertain.

Plan of Operation

Our plan of operation is to identify a business opportunity for which purpose it will require a minimum of $25,000 in funding over the next 12 months to sustain operations through that process. Should a business opportunity be identified, we will need additional funding to complete any definitive transaction. We anticipate that funding in this instance will be in the form of unsecured debt or equity financing from stockholders, creditors and third parties. Despite our confidence that funding will be available for a suitable business opportunity, we have no such financing arranged. Therefore, we will require financial support from our stockholders and creditors.

Results of Operations

During the three and nine months ended September 30, 2020, the Company satisfied periodic public disclosure requirements and maintained limited operations from debt financing provided by CaiE.

Operations for the three and nine months ended September 30, 2020 and 2019, are summarized in the following table.

	Three months Ended September 30, 2020	Three months Ended September 30, 2019	Nine months Ended September 30, 2020	Nine months Ended September 30, 2019
Operating Expenses
General and administrative	$(12,224)	$(3,155)	$(35,382)	$(8,351)
Professional fees	(5,149)	(3,250)	(23,105)	(12,844)
Loss from Operations	(17,373)	(6,405)	(58,487)	(21,195)
Interest expense	(13,318)	(28,401)	(39,441)	(86,749)
Foreign exchange gain (loss)	(36,900)	31,572	(11,512)	9,041
Net loss for the period	$(67,591)	$(3,234)	$(109,440)	$(98,903)

Net Losses

Net loss for the three months ended September 30, 2020, was $67,591 as compared to a net loss of $3,234 for the three months ended September 30, 2019. The increase in net loss over the comparative three-month periods can be attributed to the increase in general administrative expenses, professional fees and the transition to foreign exchange loss from the prior gain, offset by a decrease in interest expense over the comparable three month periods. The increase in professional fees and general administrative expenses is attributed to costs related to the elimination and settlement of existing debt for shares, while the decrease in interest expense is due to newly adopted accounting standards that no longer require book accretion interest on convertible loans, and the foreign exchange transition to loss in response to the volatility of foreign currencies against the US dollar, which loss impacts the cost of expenses payable in foreign currencies.

Net loss for the nine months ended September 30, 2020, was $109,440 as compared to net loss of $98,903 for the nine months ended September 30, 2019. The increase in net loss over the comparative nine-month periods can be attributed to an increase in general administrative expenses, professional fees, and the transition to foreign exchange loss from the prior gain, offset by a decrease in interest expenses. The increase in professional fees and general administrative expenses is attributed to costs related to the elimination and settlement of existing debt for shares, while the decrease in interest expense is due to newly adopted accounting standards that no longer require book accretion interest on convertible loans, and the foreign exchange transition to loss in response to the volatility of foreign currencies against the US dollar, which loss impacts the cost of expenses payable in foreign currencies.

We did not generate revenue during this period and expect to continue to incur losses over the next twelve months until such time as we are able to secure a business opportunity that generates income.

Capital Expenditures

The Company expended no amounts on capital expenditures for the nine-month period ended September 30, 2020.

Liquidity and Capital Resources

Since inception, we have experienced significant changes in liquidity, capital resources, and stockholders’ deficiency.

The Company had assets of $911 as of September 30, 2020, and a working capital deficit of $2,226,049, as compared to assets of $2,346, and a working capital deficit of $2,213,713 as of December 31, 2019. Net stockholders' deficit in the Company was $2,226,049 at September 30, 2020, as compared to a net stockholder’s deficit of $2,213,713 at December 31, 2019.

Cash Used in Operating Activities

Net cash flow used in operating activities for the nine-month period ended September 30, 2020, was $31,435 as compared to net cash flow used in operating activities of $30,861 for the nine-month period ended September 30, 2019. Changes in net cash used in operating activities in the current nine-month period over the prior nine-month period can be attributed to a number of book expense items that do not affect the total amount relative to actual cash used, such as unrealized foreign exchange, interest expense and the amortization of a discount on convertible debt. Balance sheet accounts that actually affect cash, but are not income statement related that are added or deducted to arrive at net cash used in operating activities, include accounts payable, accrued liabilities, and amounts due to related parties.

We expect to continue to use net cash flow in operating activities over the next twelve months or until such time as the Company can generate sufficient revenue to offset the cost of operating activities.

Cash Used in Investing Activities

Net cash used in investing activities for the nine-month periods ended September 30, 2020, and September 30, 2019, was $nil.

We do not expect to use net cash in investing activities until we are able to conclude a definitive agreement on a suitable business opportunity.

Cash Flows from Financing Activities

Cash flow provided by financing activities for the nine-months ended September 30, 2020, was $30,000 as compared to $36,810 for the nine-months ended September 30, 2019. Cash flows provided from financing activities over the comparative nine-month periods was provided by CaiE as convertible loans.

We expect to continue to use net cash provided by financing activities to maintain operations.

The Company’s current assets are insufficient to conduct its plan of operation over the next twelve (12) months as it will need at least $25,000 to sustain operations while seeking to identify a suitable business opportunity. While the Company will look to its shareholders and creditors to provide debt or equity financing to secure those amounts necessary, it has no definitive commitments or arrangements for continued financial support. The Company’s inability to secure funding will have a material adverse effect on its ability to sustain operations.

The Company does not intend to pay cash dividends in the foreseeable future.

The Company had no lines of credit or other bank financing arrangements as of September 30, 2020.

The Company had no commitments for future capital expenditures that were material at September 30, 2020.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off-Balance Sheet Arrangements

As of September 30, 2020, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Future Financings

We will continue to rely on debt or equity financing from our shareholders and creditors to maintain operations though we cannot provide any assurance that sufficient financing will be forthcoming.

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

Going Concern

Management has expressed its opinion that the Company will continue as a going concern despite its accumulated deficit of $23,604,368 and negative cash flows from operating activities as of September 30, 2020. The ability to continue as a going concern requires that the Company procure funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes securing capital from the private placement of equity or debt financing, converting existing debt into equity, and otherwise settling outstanding or extinguishing amounts due to its creditors. Management believes that its reliance on the financing options detailed above will prove sufficient as it seeks to identify and transact an income producing business opportunity, though it provide no assurances that such reliance will prove successful.

Whether the Company will continue as a going concern is further challenged by additional urgency in light of the COVID-19 pandemic that continues to adversely affect workforces, economies, and financial markets around the world that will likely result in an economic downturn. Mangement cannot predict the duration or magnitude of the virus, nor can it predict which adverse effects, if any, will impact the Company’s plan of operation or its ability to remain in business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the acting chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2020. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including its chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was accumulated and communicated to management, including its chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2020, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors

Not required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On November 10, 2020, our board of directors approved the issuance of 2,605,600 restricted shares of its common stock par value $0.001 to Altaf Nazerali, and two related companies to extinguish debt in the amount of $224,560 due on loans or payables, including accrued interest, and in payment for services rendered in the amount of $36,000, pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities and Exchange Act of 1933, as amended.

Stockholder Names	Shares	Addresses
Altaf Nazerali	1,112,910	3001-788 Richards Street, Vancouver, BC, Canada V6B 0C7
International Portfolio Management	1,132,690	3001-788 Richards Street, Vancouver, BC, Canada V6B 0C7
Valor Invest Ltd.	360,000	5th Floor 60 rue de Rhone, Geneva CH-1211 Swtizerland

When the shares of restricted common stock are issued, the Company will have increased its issued and outstanding shares from 2,005,070 to 4,610,670.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Change of Control

The shares of restricted common stock approved by the board of directors on November 10, 2020, for issuance to Altaf Nazerali, and related companies constitutes a change in control of the registrant. Prior to the control change, the Company was controlled by its stockholders rather than any singular stockholder or group of stockholders, and there are no arrangements or understandings in place between the board of directors and Mr. Nazerali with respect to the election of directors or other materal matters. Each share of our common stock entitles the holder to one vote. Mr. Nazarali directly or indirectly exercises control over 2,628,190 Company shares or 57% of our the voting shares on any matter that is brought before our stockholders.

COVID-19

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

ARVANA INC.

By: /s/ Ruairidh Campbell
Ruairidh Cambell
Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Date: November 19, 2020

INDEX TO EXHIBITS

Regulation S-K Number	Exhibit
2.1	Agreement and Plan of Reorganization between the Company, Arvana Networks, Inc. and the Shareholders of Arvana Networks, Inc. dated August 18, 2005(1)
3.1	Articles of Incorporation(2)
3.2	Bylaws, as amended(2)
3.3	Amendment to Articles of Incorporation (3)
14.1	Code of Ethics (4)
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (5)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(5)
101.INS	XBRL Instance Document(6)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase(6)
101.LAB	XBRL Taxonomy Extension Label Linkbase(6)
101.DEF	XBRL Taxonomy Extension Label Linkbase(6)
101.CAL	XBRL Taxonomy Extension Label Linkbase(6)
101.SCH	XB RL Taxonomy Extension Label Linkbase(6)

(1)	Previously filed with the SEC as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2005.
(2)	Previously filed with the SEC as exhibits to the Company’s registration statement on Form 10-SB filed with the SEC on May 24, 2000.
(3) (4)

Previously filed with the SEC as exhibits to the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2006.

Previously filed with the SEC as an exhibit to the Company’s registration statement on Form 8-K filed with the SEC on October 12, 2010.

(5)	Previously filed with the SEC as an exhibit to the Company’s Annual Report on Form 10-KSB filed with the SEC on April 16, 2007.
(6)	Filed as exhibits to this Periodic Report on Form 10-Q.
(7)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

