Form 10-K
period 2020-12-31
ARVANA INC
filed 2021-04-09
CIK 1113313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020.

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

Yes ☒  No ☐

The aggregate market value of the registrant’s common stock, $0.001 par value (the only class of voting stock), held by non-affiliates (1,956,865) shares) was $821,883 based on the average of the bid and ask price ($0.42) for the common stock on April 8, 2021.

At April 8, 2021, the number of shares outstanding of the registrant’s common stock, $0.001 par value (the only class of voting stock), was 4,610,670.

1

PART I

ITEM 1 BUSINESS

As used herein the terms “Company,” “we,” “our,” and “us” refer to Arvana Inc., its previously held subsidiaries, and its predecessor, unless context indicates otherwise.

FORWARD-LOOKING STATEMENTS

The information in this Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding our planned business, availability of funds, government regulations, common share prices, operating costs, capital costs, our ability to deploy our planned business and generate revenues and other factors. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. These statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors they believe are appropriate in the circumstances. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports we file with the Securities and Exchange Commission (“Commission”). These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Overview

The Company was incorporated in the State of Nevada on June 16, 1977, as “Turinco, Inc.” to engage in any legal undertaking. On July 24, 2006, the Company’s name was changed to Arvana Inc. to reflect the acquisition of Arvana Networks, Inc., a telecommunications business. We discontinued efforts related to our telecommunications business as of December 31, 2009. We have since been in the process of seeking other business opportunities to enhance stockholder value.

Our office is located at 299 S. Main Street, 13th Floor, Salt Lake City, Utah 84111, and our telephone number is (801) 232-7395. AA Registered Agents, 4869 Nightwood Ct, Las Vegas, Nevada 89149 is our registered agent.

The Company is traded on the OTC Markets Group, Inc.’s Pink Sheets Current Information over the counter market platform under the symbol “AVNI.”

Company

On March 17, 2016, we entered into a non-binding Memorandum of Understanding (“MOU”) with CaiE Food Partnership Ltd. (“CaiE”) for the purpose of acquiring it as a wholly-owned subsidiary. CaiE is in the business of manufacturing and distributing fresh Dim Sum food products from a facility based in Sparks, Nevada. While CaiE loaned the Company $174,610 over nearly five years to sustain operations, it was unable to deliver the information necessary to complete the transaction despite constant assurances to the contrary. On November 11, 2020, CaiE was notified that we were no longer interested in pursuing the acquisition of its business. The constant delay has negatively affected our business prospects and placed an untenable burden on our stockholders. We expect to settle amounts due to CaiE in shares of our common stock.

Our present activities are focused on securing a business ready to support the attendant obligations and opportunities of being a public company. Management looks to its stockholders and creditors for sufficient financial support to sustain operations while this search is underway. We have no assurance that our stockholders or creditors will respond positively to our efforts.

Selection of a Business

The Company will not restrict consideration to any particular business or industry segment including opportunities in finance, brokerage, insurance, transportation, communications, research and development, biotechnology, service, natural resources, manufacturing or technology. However, we do recognize that the inadequacy of our financial resources will limit the scope of our efforts.

A decision to participate in a specific business will be made on our own analysis of the opportunity. We will consider the quality of management, the innovation of new or existing marketing concepts, the merits attributed to disruptive technology, the demand for products or natural resources and other factors that are difficult to analyze with objective criteria. We understand that the historical operations of a specific venture may not necessarily be indicative of its future potential given the prospect of changes to management, marketing, operations, products, resources, services, or other potential changes.

We will not entertain a transaction with any company for which audited financial statements cannot be obtained within a reasonable time frame. Besides financial statements, we understand that new opportunities will present new risks to our stockholders. For instance, risks that stem from ineffective management, a negative market response to products or services, or disappointing results in the pursuit of natural resources can all negatively impact our stockholders. Another concern in selecting a business is volatility. Almost any business in the global marketplace is likely to experience inconsisting pricing for its products or currency valuations, in addition to a myriad of other risks not considered here. When a specific opportunity is identified, we focus our efforts on risks specific to that business. Despite our recent experience, we believe that Company stockholders can depend on us to identify and properly evaluate the risks of a specific business when that opportunity is identified.

Acquisition of Business

We may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another entity or may purchase the stock or assets of an existing business. On the consummation of any given transaction, it is likely that present management and stockholders would no longer control the Company. Further, management may resign and be replaced by officers and directors without a vote of the Company’s stockholders. Securities issued in any reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of any transaction, the Company may agree to register securities either at the time the transaction is consummated, or at a specified time thereafter. The issuance of additional securities and potential sale into our trading market could have a depressive effect on our stock price.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction would find it desirable to avoid the creation of a taxable event and thereby structure an acquisition in a so called “tax-free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended. However, in order to obtain tax-free treatment it may be necessary for the owners of the acquired business or business opportunity to own 80% or more of the voting stock of the surviving entity. In such event, Company stockholders would retain less than 20% of the issued and outstanding shares of the surviving entity. Any merger or acquisition effected by the Company can be expected to have a substantial dilutive effect on the percentage of shares held by the Company’s present stockholders.

Operation of Business after Acquisition

The Company's operation following a merger or acquisition of a business would depend on the nature of the business and the interest acquired. We are unable to determine at this time whether we would continue to control of the business or whether present management would continue in their present roles following any merger or acquisition though we do know that any future business would present various challenges that cannot be wholly predicted until such transaction is identified.

Competition

Whatever the business opportunity is that we do ultimately acquire or develop, we are almost certain to be involved in competition with other business entities in the same field, many of which will have a competitive edge over us by virtue of their financial resources and prior business experience.

Employees

Our sole, part time employee serves as our chief executive officer, chief financial officer and as a director. We look to Mr. Campbell for his entrepreneurial skills to steer the Company in its efforts to identify a suitable transaction. He uses consultants, attorneys and accountants as necessary and has no intention of engage any additional employees in the near term.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements and Labor Contracts

The Company owns no patents, trademarks, licenses, franchises, concessions, or royalty agreements and is not subject to any labor contracts.

Governmental and Environmental Regulation

General

The Company cannot at this time anticipate the government regulations, if any, to which the Company may be subject following a merger or acquisition. However, we can be certain that the conduct of any business subjects us to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management will endeavor to ascertain the effects of such government regulation on a prospective business opportunity. Under certain circumstances, however, such as the acquisition of an interest in a new or start-up business, it may not be possible to predict with any degree of accuracy the impact of government regulation. The Company believes that it is currently in compliance in all material respects with all laws, rules, regulations and requirements that affect its operation. Further, we believe that compliance with applicable laws, rules, regulations and requirements does not impose a material impediment on our ability to conduct business.

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

ITEM 2. PROPERTIES

The Company leases office space at 299 S. Main Street, 13th Floor, Salt Lake City, Utah 84111 for which we pay $69 a month on a month to month basis. We believe that this arrangement is appropriate at this time given our focus on operating efficiencies while searching for a business opportunity and do not believe that we will need to maintain a larger space in the foreseeable future.

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

The following table indicates the high and low bid prices of our common shares during the periods indicated:

QUARTER ENDED	HIGH BID	LOW BID
December 31, 2020	$0.22	$0.15
September 30, 2020	$0.35	$0.13
June 30, 2020	$0.15	$0.12
March 31, 2020	$0.20	$0.12
December 31, 2019	$0.51	$0.09
September 30, 2019	$0.59	$0.51
June 30, 2019	$0.59	$0.40
March 31, 2019	$0.55	$0.40

The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Capital Stock

The following is a summary of the material terms of the Company’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of December 31, 2020, there were 66 stockholders of record holding a total of 4,610,670 shares of fully paid and non-assessable common stock of the 5,000,000 shares of common stock, par value $0.001, authorized. The board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Warrants

As of December 31, 2020, the Company had no outstanding warrants to purchase its common stock.

Stock Options

As of December 31, 2020, the Company had no outstanding stock options to purchase shares of its common stock.

Convertible Securities

As of December 31, 2020, the Company had convertible loans in the principal amount of $107,800, that matured on March 31, 2021, and are in default.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company had no securities authorized for issuance under any equity compensation plan as of December 31, 2020.

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

The Company had not repurchased any shares of its common stock during the year ended December 31, 2020.

Recent Sales of Unregistered Securities

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this annual report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report.

Discussion and Analysis

Our plan of operation is to identify a business opportunity for which purpose it will require a minimum of $25,000 in funding over the next 12 months to sustain operations through that process. Should a business opportunity be identified, we will need additional funding to complete any definitive transaction. We anticipate that funding in this instance will be in the form of unsecured debt or equity financing from stockholders, creditors and third parties. Despite our confidence that funding will be available for a suitable business opportunity, we have no such financing arranged. Therefore, we will require financial support from our stockholders and creditors until the Company is able to generate sufficient cash flow to maintain operations. There is substantial doubt that the Company will be able to maintain operations unless it can complete a financing in order to pursue a merger or acquisition of an operating business in the near term.

Results of Operations

During the year ended December 31, 2020, the Company satisfied continuous public disclosure requirements and continued to finance its operations with loans that originated from CaiE and a shareholder of the Company.

Our operations for the years ended December 31, 2020 and 2019 are summarized in the following table.

	2020	2019
Operating Expenses:
General and administration	(38,037)	(20,931)
Professional fees	(40,318)	(31,494)
Loss from Operations	(78,355)	(52,425)
Interest expense	(51,902)	(102,543)
Foreign exchange gain (loss)	(64,753)	(20,096)
Loss on debt settlement	(282,586)	—
Gain on write-down of liabilities	—	287,316
Net Income (Loss) for the Year	$(477,596)	$112,252

Net Income (Loss)

Net loss for the year ended December 31, 2020 was $477,596 as compared to net income of $112,252 for the year ended December 31, 2019. The net loss over the twelve month period ended December 31, 2020, can be attributed to debt settlements, and the increases in general administrative expenses, professional fees, and foreign exchange loss, offset by a decrease in interest expenses. Net loss over the twelve month period ended December 31, 2020, is attributed to a loss on debt settlements based on a settlement price per share that was lower than the market price per share on the settlement dates, an increase in professional fees and general administrative expenses attributed to costs related to the debt settlements, while the increase in foreign exchange loss is due to volitility in foreign currencies against the US dollar that impacts the cost of expenses payable in foreign currencies, offset by a decrease in interest expense. Net income over the twelve month period ended December 31, 2019, is attributed to the write-down of certain amounts due to related parties, certain amounts included in accounts payable, and accrued liabilities.

We did not generate revenue during this period and expect to continue to incur losses over the next twelve months until such time as we are able to secure a business opportunity that generates income.

Capital Expenditures

The Company expended no amounts on capital expenditures for the year ended December 31, 2020.

Liquidity and Capital Resources

Since inception, the Company has experienced significant changes in liquidity, capital resources, and stockholders’ deficit.

The Company had assets of $4,994 as of December 31, 2020, that consisted solely of cash and a working capital deficit of $2,051,060, as compared to assets of $2,346 as of December 31, 2019, that consisted solely of cash and a working capital deficit of $2,213,713 as of December 31, 2019. Net stockholders' deficiency in the Company was $2,051,060 at December 31, 2020, as compared to a net stockholders' deficiency in the Company of $2,213,713 at December 31, 2019.

Cash Used in Operating Activities

Net cash used in operating activities for the twelve month period ended December 31, 2020 was $37,352 as compared to net cash used in operating activities of $35,279 for the twelve month period ended December 31, 2019. Net cash used in operating activities in the current period can be attributed primarily to a number of items that are book expense items which do not affect the total amount relative to actual cash used such as loss on debt settlement, interest, foreign exchange gain, and amortization of discount on convertible loan. Balance sheet accounts that actually affect cash, but are not income statement related items that are added or deducted to arrive at net cash used in operating activities, include accounts payable, accrued liabilities, and amounts due to related parties.

We expect to continue to use net cash in operating activities over the next twelve months or until such time as the Company can generate sufficient revenue to transition to providing net cash from operations.

Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2020, and December 31, 2019, was $nil.

We do not expect to use net cash in investing activities until such time as a transaction is concluded through merger, acquisition or development of viable business opportunity.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2020 was $40,000, as compared to $36,810 for the year ended December 31, 2019. The increase in net cash provided from financing activities over the prior year can be attributed to an increase in the amount loaned by CaiE over the comparative periods and a shareholder loan in the current period.

We expect to continue to use net cash provided by financing activities to maintain operations.

The Company’s current assets are insufficient to conduct its plan of operation over the next twelve (12) months as it will need at least $25,000 to sustain operations while seeking to identify a suitable business opportunity and will need to address amounts owed to CaiE Foods, a portion of which is due on March 31, 2021. While the Company will look to its stockholders and creditors to provide debt or equity financing to secure those amounts necessary, it has no definitive commitments or arrangements for financial support. The Company’s inability to secure funding will have a material adverse effect on its ability to sustain operations.

The Company does not intend to pay cash dividends in the foreseeable future.

The Company had no lines of credit or other bank financing arrangements as of December 31, 2020.

The Company had no commitments for future capital expenditures at December 31, 2020.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off-Balance Sheet Arrangements

As of December 31, 2020, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Future Financings

We will continue to rely on debt or equity sales of our common stock and the foreberance of existing creditors to continue our business even though we have secured no commitments to date for future financial support.

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

Going Concern

As at December 31, 2020, the Company had an accumulated deficit of $23,972,524 and negative cash flows from operating activities, which conditions raise substantial doubt about its ability to secure funding from outside sources to continue operations. Management believes that it will be able to secure sufficient funding to sustain itself though there can be no assurance that their efforts will prove successful.

Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in this section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this current report, with the exception of historical facts, are forward-looking statements. Forward-looking statements reflect current expectations and beliefs regarding future results of operations, performance, and achievements subject to risks and uncertainties based upon assumptions and beliefs that may not materialize, including but are not limited to, statements concerning:

•	our financial performance and business plan;
•	the sufficiency of existing capital resources;
•	our ability to raise capital to fund cash requirements;
•	uncertainties related to future business prospects;
•	the volatility of the stock market; and
•	general economic conditions.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the year ended December 31, 2020, as set forth below, are included with this Annual Report on Form 10-K. Our audited financial statements are prepared on the basis of accounting principles generally accepted in the United States and are expressed in U.S. dollars.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of Arvana Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Arvana Inc. (the “Company”), as of December 31, 2020 and 2019, and the related statements of operations and comprehensive income (loss), changes in stockholders’ deficiency, and cash flows for the years ended December 31, 2020 and 2019, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Arvana Inc. as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years ended December 31, 2020 and 2019 in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

We have served as the Company’s auditor since 2005.

/s/ DAVIDSON & COMPANY LLP

 Chartered Professional Accountants

Vancouver, Canada

April 8, 2021

Arvana Inc.
Balance Sheets

(Expressed in US Dollars)

	December 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash	$4,994	$2,346
Total assets	$4,994	$2,346

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	$867,710	$974,013
Convertible loans (Note 9)	107,800	107,800
Loans payable to stockholders (Note 3)	522,552	581,379
Loans payable to related party (Note 3)	130,677	130,249
Loans payable (Note 3)	74,664	84,509
Amounts due to related parties (Note 8)	352,651	338,109
Total current liabilities	2,056,054	2,216,059

Stockholders' deficiency
Common stock, $0.001 par value 5,000,000 authorized, 4,610,670 and 1,034,030 shares issued and outstanding at December 31, 2020 and 2019, respectively	4,611	1,034
Additional paid-in capital	21,290,189	21,283,517
Deficit	(23,972,524)	(23,494,928)
Less: Treasury stock – 2,085 common shares at December 31, 2020 and 2019, respectively	(3,336)	(3,336)
Total stockholders’ deficiency	(2,051,060)	(2,213,713)
	$4,994	$2,346

The accompanying notes are an integral part of these financial statements.

Arvana Inc.
Statements of Operations and Comprehensive Income (Loss)
(Expressed in US Dollars)

	For the years ended
	December 31,
	2020	2019
Operating expenses
General and administrative	$38,037	$20,931
Professional fees	40,318	31,494
Total operating expenses	78,355	52,425

Loss from operations	(78,355)	(52,425)

Interest expense (Notes 3 and 9)	(51,902)	(102,543)
Foreign exchange loss	(64,753)	(20,096)
Loss on debt settlement (Note 3)	(282,596)	—
Other income (Note 11)	—	287,316
Net income and comprehensive income (loss)	$(477,596)	$112,252

Per common share information – basic and diluted:
Weighted average shares outstanding - basic	1,876,218	1,034,030
Net income per common share – basic	$(0.25)	$0.11
Weighted average shares outstanding - diluted	1,876,218	1,580,838
Net income per common share – diluted	$(0.25)	$0.07

The accompanying notes are an integral part of these financial statements.

Arvana Inc.
Statements of Cash Flows
(Expressed in US Dollars)

	For the years ended
	December 31,
	2020	2019
Operating activities
Net income (loss) for the year	$(477,596)	$112,252

Items not involving cash:
Interest expense	51,902	57,484
Foreign exchange loss	64,892	20,096
Loss on debt settlement	282,586	—
Other income (Note 11)	—	(287,316)
Amortization of discount on convertible loan	—	45,059
Changes in non-cash working capital:
Accounts payable and accrued liabilities	28,317	14,974
Amounts due to related parties	12,547	3,172
Net cash used in operations	(37,352)	(35,279)

Investing activities
Net cash used in investing activities	—	—

Financing activities
Proceeds of loans payable (Note 3)	40,000	36,810
Net cash provided by financing activities	40,000	36,810

Increase (decrease) in cash	2,648	1,531
Cash, beginning of year	2,346	815
Cash, end of year	$4,994	$2,346

Supplementary information:
Cash paid for interest	$—	$—
Cash paid for income taxes paid	$—	$—
Accounts payable and accrued liabilities written off	$—	$287,316
Shares issued in settlement of debt included in Accounts payable and accrued liabilities written off accounts payable and accrued liabilities (Note 3)	$224,496	$—
Shares issued in settlement of debt included in loans payable (Note 3)	$133,168	$—

The accompanying notes are an integral part of these financial statements.

Arvana Inc.
Statements of Stockholders' Deficiency
(Expressed in US Dollars)

	Common Shares				Treasury
	Shares	Amount	Additional Paid-in Capital	Deficit	Shares	Amount	Total Stockholders’ Deficiency
Balance, December 31, 2015	885,130	$885	$21,166,619	$(23,413,245)	(2,085)	$(3,336)	$(2,249,077)
Debt settlement	148,900	149	34,098				34,247
Discount on convertible notes from beneficial conversion feature			25,000				25,000
Net loss for the year ended December 31, 2016				(62,531)			(62,531)
Balance, December 31, 2016	1,034,030	1,034	21,225,717	(23,475,776)	(2,085)	(3,336)	(2,252,361)
Net loss for the year ended December 31, 2017				(224,914)			(224,914)
Balance, December 31, 2017	1,034,030	1,034	21,225,717	(23,700,690)	(2,085)	(3,336)	(2,477,275)
Discount on convertible notes from beneficial conversion feature			57,800				57,800
Net income for the year ended December 31, 2018				93,510			93,510
Balance, December 31, 2018	1,034,030	1,034	21,283,517	(23,607,180)	(2,085)	(3,336)	(2,325,965)
Net income for the year ended December 31, 2019				112,252			112,252
Balance, December 31, 2019	1,034,030	1,034	21,283,517	(23,494,928)	(2,085)	(3,336)	(2,213,713)
Debt settlement	3,576,640	3,577	636,672				640,249
Net income for the year ended December 31, 2020				(477,596)			(477,596)
Balance,December 31, 2020	4,610,670	$4,611	$21,920,189	$(23,972,524)	(2,085)	$(3,336)	$(2,051,060)

The accompanying notes are an integral part of these financial statements.

Arvana Inc.

Notes to Financial Statements

For the Years Ended December 31, 2020 and 2019

(Expressed in U.S. Dollars)

1. Nature of Business and Ability to Continue as a Going Concern

The Company was incorporated in the State of Nevada as Turinco, Inc. on September 16, 1977, with authorized common stock of 2,500 shares par value $0.25. In 1998, authorized common stock was increased to 100,000,000 shares par value $0.001 followed by a forward common stock split of eight shares for each outstanding share. In 2005, the Company completed another forward common stock split of nine shares for each outstanding share. On July 24, 2006, stockholders approved a name change from Turinco, Inc. to Arvana Inc. On September 30, 2010, a reverse split of one share for twenty shares decreased authorized capital stock to 5,000,000 common shares par value $0.001. Subsequent to period end, the Company increased its authorized share capital to 500,000,000 common shares par value $0.001.

On March 17, 2016, the Company entered into a non-binding Memorandum of Understanding (“MOU”) with CaiE Food Partnership Ltd. (“CaiE”) for the purpose of acquiring it as a wholly-owned subsidiary. CaiE is in the business of manufacturing and distributing fresh Dim Sum food products from a facility based in Sparks, Nevada. The MOU required CaiE to provide audited financial statements and a business plan as conditions precedent to entering into a binding agreement. CaiE has not satisfied the conditions necessary for us to move forward. On November 11, 2020, the Company notified CaiE that it was no longer interested in acquiring its business given the delays in obtaining its audited financial statements.

The reporting currency and functional currency of the Company is the United States dollar (“US Dollar”) and the accompanying financial statements have been expressed in US Dollars.

These financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. For the year ended December 31, 2020, the Company recognized net loss of $477,596. At December 31, 2020, the Company had a working capital deficiency of $2,051,060. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’present intention is to identify, evaluate and secure a business opportunity to create value for its stockholders. During this search the Company will require continued financial support from stockholders and creditors until it is able to generate net cash flow from operations. While the Company is confident that a business opportunity will be identified, the insufficiency of our financial resources casts substantial doubt on whether it will be able to fulfill this objective.

Failure to obtain the ongoing support of stockholders and creditors may indicate that the preparation of these financial statements on a going concern basis is inappropriate, in which case the Company’s assets and liabilities would need to be recognized at their liquidation values. The Company’s financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and liabilities that might arise from this uncertainty.

Arvana Inc.

Notes to Financial Statements

For the Years Ended December 31, 2020 and 2019

(Expressed in U.S. Dollars)

2. Summary of Significant Accounting Policies

a) Basis of presentation

The Company is in the process of evaluating business opportunities and has minimal operating expenses. Our fiscal year end is December 31. The accompanying financial statements of Arvana Inc. for the years ended December 31, 2020 and 2019 have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for financial information with the instructions to Form 10-K and Regulation S-K. Results are not necessarily indicative of results which may be achieved in the future.

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

e) Cash equivalents

The Company considers all highly-liquid investments, with terms to maturity of three months or less when acquired, to be cash equivalents. The Company did not have any cash equivalents as at December 31, 2020.

Arvana Inc.

Notes to Financial Statements

For the Years Ended December 31, 2020 and 2019

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

The estimated fair values of the Company's financial instruments as of December 31, 2020 and December 31, 2019 follows:

	December 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash	$4,994	$4,994	$2,346	$2,346
Accounts payable and accrued liabilities	867,710	867,710	974,013	974,013
Convertible loans	107,800	107,800	107,800	107,800
Loans payable to stockholders	522,552	522,552	581,379	581,379
Loans payable to related party	130,677	130,677	130,249	130,249
Loans payable	74,664	74,664	84,509	84,509
Amounts due to related parties	$352,651	$352,651	$338,109	$338,109

The following table presents information about the assets that are measured at fair value on a recurring basis as of December 31, 2020, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$4,994	$4,994	$—	$—

The fair value of cash is determined through market, observable and corroborated sources.

Arvana Inc.

Notes to Financial Statements

For the Years Ended December 31, 2020 and 2019

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

k) Earnings (loss) per share

Basic earnings (loss) per share are computed using the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share are computed using the weighted average number of common shares and potentially dilutive common stock equivalents, including stock options and warrants. There were no outstanding stock options or warrants as at December 31, 2020 and 2019.

Arvana Inc.

Notes to Financial Statements

For the Years Ended December 31, 2020 and 2019

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

3. Loans Payable

As of December 31, 2020, the Company had received loans of $522,552 (€225,000; CAD$ 60,000; $199,600) (December 31, 2019 - $581,379: €225,000; CAD$ 72,300; $273,107) from stockholders; loans of $130,677 (CAD$ 27,600; $109,000) (December 31, 2019 – $130,249: CAD$ 27,600; $109,000) from a related party and loans of $74,664 (CAD$ 10,000; $66,810) (December 31, 2019 – $84,509: CAD$ 10,000; $76,810) from unrelated third parties. Loans of $76,810 are non-interest bearing. All other loans bear interest at 6% per annum. The loans were made in 3 different currencies, Euros, Canadian Dollars and US Dollars. All amounts reflected on these financial statements are expressed in US Dollars. Repayment of the loans is due on closing of any future financing arrangement by the Company. The balance of accrued interest of $515,263 and $521,156 is included in accounts payable and accrued liabilities at December 31, 2020 and December 31, 2019, respectively. Interest expense recognized on these loans was $51,902 for the year ended December 31, 2020, compared to $57,484 for the year ended December 31, 2019, respectively.

On March 30, 2020, loans of $60,000 and corresponding interest of $37,104 were settled by the issuance of 971,040 common shares pursuant to three debt settlement agreements dated March 3, 2020, March 4, 2020 and March 4, 2020. The Company recorded a loss on settlement of debt of $19,421.

On November 10, 2020, debt in the amount of $224,560 due on loans or payables, including accrued interest, and in payment for services rendered in the amount of $36,000 were settled by the issuance of 2,605,600 common shares pursuant to three debt settlement agreements dated November 10, 2020. The Company recorded a loss on settlement of debt of $263,165.

Between March 17, 2016, and August 17, 2020, CaiE provided an aggregate of $174,610 in loans to the Company, of which $107,800 is documented in two convertible promissory notes for $50,000 and $57,800 dated May 18, 2016, and October 12, 2018, respectively (Note 9). The remaining $66,810 of CaiE loan amounts are unsecured, non-interest bearing, and due on demand.

4. Stock Options

At December 31, 2020 and December 31, 2019, there were no stock options outstanding. No options were granted, exercised or expired during the year ended December 31, 2020 or the year ended December 31, 2019.

5. Common Stock

During the years ended December 31, 2020 and December 31, 2019, the Company issued 3,576,640 shares and nil shares, respectively.

6. Segmented Information

The Company has no reportable segments.

Arvana Inc.

Notes to Financial Statements

For the Years Ended December 31, 2020 and 2019

(Expressed in U.S. Dollars)

7. Income Taxes

Income tax benefits attributable to losses from operations in the United States of America was $Nil for the years ended December 31, 2020 and 2019, and differed from the amounts computed by applying the United States of America combined federal and Utah tax rate of 24.91% to pretax losses from operations as a result of the following:

	2020	2019
Income (loss) for the year before income taxes	$(477,596)	$112,252

Computed expected tax expense (benefit)	$(118,972)	$27,963
Non-deductible expenses	86,519	5,006
Change in tax rates	—	(4,088)
True up of prior-year provision to statutory tax returns	(41,753)	(236,196)
Change in valuation allowance	74,206	207,315
Income tax expense	$—	$—

The Company’s deferred tax assets that have not been recognized are as follows:

Start-up costs	$303,476	$229,270
Valuation allowance	(303,476)	(229,270)
Deferred tax assets (liabilities)	$—	$—

A full valuation allowance has been provided because the Company has a history of losses as evidenced by its accumulated deficit. At December 31, 2020, and December 31, 2019, the Company had deductible temporary differences of $1,218,267 and $920,373, respectively.

8. Related Party Transactions and Amounts Due to Related Parties

At December 31, 2020, and December 31, 2019, the Company had amounts due to related parties of $352,651 and $338,109, respectively. This amount includes $60,000 at December 31, 2020, and at December 31, 2019, respectively, payable to a current director for services rendered during 2007. The $60,000 payable to a current director at December 31, 2020 and December 31, 2019 is to be paid part in cash and part in stock at a future date with the number of common shares determined by the fair value of the shares on the settlement date. The amounts owing bear no interest, are unsecured, and have no fixed terms of repayment.

The Company incurred consulting fees of $15,400 (2019 - $8,894) paid to a company controlled by our chief executive officer during the year ended December 31, 2020. The Company incurred directors fees of $1,600 (2019 - $1,600) paid to two non-executive directors during the year ended December 31, 2020.

A former chief executive officer and former director entered into a consulting arrangement on a month to month basis that provided for a monthly fee of CAD$5,000 that was accrued and is unpaid. The consulting arrangement ended on May 24, 2013. As of December 31, 2020, the former chief executive officer was owed $289,164 and $278,109 as of December 31, 2019 which amounts are unsecured, non-interest bearing, and due on demand.

Arvana Inc.

Notes to Financial Statements

For the Years Ended December 31, 2020 and 2019

(Expressed in U.S. Dollars)

8. Related Party Transactions and Amounts Due to Related Parties (continued)

A former chief executive officer and director entered into a debt assignment agreement effective January 1, 2012, with a corporation that had a former director in common, and thereby assigned $159,247 (CAD$202,759) of unpaid amounts payable.

A former chief executive officer and director is owed $130,677 for unsecured loans bearing 6% interest due on demand as of December 31, 2020, compared to $130,249 as of December 31, 2019. Total interest expense of $87,011 (2019 - $78,962) is included in accounts payable and accrued liabilities as at December 31, 2020.

9. Convertible Loans

On May 18, 2016, the Company issued a convertible promissory note to CaiE that accrues 10% per annum, in exchange for $50,000, initially due on November 17, 2017. The note is convertible into the Company’s common stock, in whole or in part, at any time prior to maturity at the option of the holder, at $0.20 per share. Since the conversion price was lower than the closing share price on the issuance date, a beneficial conversion feature was recognized as a discount against the debt. The maturity date of the note has been extended by amendment, to March 31, 2021, while all other terms of the note remain unchanged. During the year ended December 31, 2020 and 2019, no discount was amortized as interest expense. Interest expense recognized on this loan was $5,000 for the year ended December 31, 2020, compared to $5,000 for the year ended December 31, 2019. As at December 31, 2020, and December 31, 2019, the balance of the note was $50,000.

On October 12, 2018, the Company issued a convertible note to CaiE that accrues 10% per annum, in exchange for a series of loans that totaled $57,800 initially due on October 11, 2019. The note is convertible into the Company’s common stock, in whole or in part, at any time prior to maturity at the option of the holder at $0.20 per share. Since the conversion price was lower than the closing share price on the issuance date, a beneficial conversion feature was recognized as a discount against the debt. The maturity date of the note has been extended by amendment, to March 31, 2021, while all other terms of the note remain unchanged. During the year ended December 31, 2020 and 2019, $nil and $45,059 of the discount was amortized as interest expense. Interest expense recognized on this loan was $5,780 for the year ended December 31, 2020, compared to $5,780 for the year ended December 31, 2019. As at December 31, 2020 and December 31, 2019, the balance of the note was $57,800.

10. Other Income

During the year ended December 31, 2019, the Company recognized other income in the amount of $287,316 that corresponds to a write down of $167,691 that included amounts due to related parties and $119,625 included in accounts payable and accrued liabilities, that were deemed no longer collectiable by these parties based on state statutory limitations.

Arvana Inc.

Notes to Financial Statements

For the Years Ended December 31, 2020 and 2019

(Expressed in U.S. Dollars)

11. Subsequent Events

The Company evaluated its December 31, 2020, financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements except as provided below:

On April 1, 2021, the Company entered into a credit agreement with one of its stockholders to secure funds to maintain operations. A loan of $10,360 was received pursuant to this agreement on April 7, 2021, and a credit note in even amount was provided to the lender.

On April 1, 2021, convertible promissory notes issued by the Company to CaiE Foods in exchange for the aggregate principal amount of $107,800 were in default given that amounts due were not paid or converted into equity, at the option of CaiE Foods, on maturity. The Company intends to settle all amounts due to CaiE Foods as part of a comprehensive settlement.

On March 15, 2021, the Company increased its authorized share capital from 5,000,000 shares common stock par value $0.001 to 500,000,000 shares of common stock pursuant to stockholder action on amending its articles of incorporation with Nevada Secretary of State.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2020. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013), to determine whether there existed material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. The assessment identified a material weakness in internal control over financial reporting. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

The matter involving internal control over financial reporting that our management considers to be a material weakness is:

  Failure to segregate the duties of chief executive officer and chief financial officer, which failure could result in inadequate implementation and review of financial reporting control procedures.

The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with his review of our financial statements as of December 31, 2020.

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

Changes in internal control over financial reporting

During the year ended December 31, 2020, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of the Company:

Name	Age	Position
Sir John Baring	73	Chairman of the Board of Directors
Ruairidh Campbell	57	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director
Shawn Teigen	48	Director

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years:

Sir John Baring served as chief executive officer of the Company between May 26, 2005, and October 17, 2005. He was appointed as a director on May 26, 2005, and as chairman of the board of directors on October 17, 2005, on his resignation as chief executive officer. Sir John also has other significant responsibilities, as detailed in the following paragraph.

Sir John Baring will serve until the next annual meeting of the Company’s stockholders or until his successor is elected and qualified.

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

Mr. Campbell will serve until the next annual meeting of the Company’s stockholders or until his successor is elected and qualified.

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

Other Public Company Directorships in the Last Five Years:

Mr. Campbell presently serves as the chief executive officer, chief financial officer, principal accounting officer and a director for Allied Resources, Inc., a public company involved in oil and gas exploration and production, responsibilities he has held since 1998 to present.

The Company has concluded that Mr. Campbell should continue to serve as a director due to his knowledge of business, regulatory requirements and management experience.

Shawn Teigen was appointed as a director on June 25, 2013. He also has significant responsibilities with other companies, as detailed in the following paragraph. He will serve until an annual meeting of the Company’s stockholders or his successor is elected and qualified.

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

A copy of our Code of Ethics was incorporated by reference in our previously filed on Form 10-KSB for the year ended December 31, 2006, as an exhibit.

Significant Employees

We do not have any other significant employees, other than those directors and executive officers named above.

Term of Office

The Company’s directors are appointed for a one (1) year term to hold office until the next annual stockholders meeting or until removed from office in accordance with the Company’s bylaws. The Company’s executive officers are appointed by the board of directors and hold office until removed.

Involvement in Certain Legal Proceedings

During the past ten years there are no events that occurred related to an involvement in legal proceedings that are material to an evaluation of the ability or integrity of the Company directors, or persons nominated to become directors or executive officers.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended December 31, 2020, all such applicable filing requirements were met.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The objective of the Company’s compensation program is to provide an incentive to our chief executive officer and chief financial officer for services rendered. The compensation program for our sole executive officer is comprised of a consulting fee paid to a related party based on services rendered in connection with maintaining our disclosure obligations with the Commission. We utilize this form of compensation as it is adequate to retain and motivate our executive officer at this stage of our development. Nonetheless, when we develop or acquire an existing business opportunity our intention in respect to executive compensation will be to compensate Company executives in accordance with compensatory packages typical of other smaller reporting companies. We do not expect to rely on any specific formula to determine compensation. Future compensation arrangements for Company executives will most likely include salaries, stock awards and stock options.

Executive compensation paid to a company controlled by our current chief executive officer and chief financial officer for the periods ended December 31, 2020, and December 31, 2019, were $15,400 and $8,984 respectively.

During the year ended December 31, 2020, the Company incurred director’s fees of $1,600 (2019 - $1,600).

Table

The following table provides summary information for 2020 and 2019 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and the chief financial officer and (ii) any other employee to receive compensation in excess of $100,000.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Ruairidh Campbell CEO, CFO, PAO, and Director	2020	—	—	—	—	—	—	15,400	15,400
	2019	—	—	—	—	—	—	8,894	8,894

Outstanding Equity Awards as of December 31, 2020

There were no outstanding equity awards as of December 31, 2020 for our named executive officer.

No share purchase options were granted to our named executive officer during our fiscal year ended December 31, 2020.

Long-Term Incentive Plans

We do not have any long-term incentive plans, pension plans, or similar compensatory plans for our directors or executive officers.

Change of Control Agreements

We are not party to any change of control agreements with any of our directors or executive officers.

Compensation of Directors

The following table summarizes the compensation of our Company directors for the year ended December 31, 2020:

Name	Fees Earned or Pain in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Sir John Baring	800	—	—	—	—	—	800
Shawn Teigen	800	—	—	—	—	—	800
Ruairidh Campbell	—	—	—	—	—	—	—

Employment Agreements

There are no employment agreements with the named executive officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially (1) as of April 8, 2021, by: (i) each of our directors, (ii) each of our executive officers, (iii) our executive officers and directors as a group, and (iv) each beneficial shareholder known to us to own more than 5% of our outstanding common stock. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Common Shares	Percentage of Common Shares(1)
Directors and Officers
Common Stock	Ruairidh Campbell, CEO, CFO, PAO and Director	—	—
	299 S. Main Street, 13th Floor,
	Salt Lake City, Utah 84111
Common Stock	Shawn Teigen, Director	—	—
	299 S. Main Street, 13th Floor,
	Salt Lake City, Utah 84111
Common Stock	Sir John Baring, Director	14,625	<1.0%
	299 S. Main Street, 13th Floor,
	Salt Lake City, Utah 84111
Common Stock	All Directors and Executive Officers as a Group (3 persons)	14,625	<1.0%
Common Stock	Valor Invest Ltd. (2)	380,080	8.20%
	60 Rue du Rhone, Fifth Floor
	Geneva 3, Switzerland CH1211
Common Stock	Altaf Nazerali(2)	1,115,410	24.20%
	3001-788 Richards Street, Vancouver, BC, Canada V6B 0C7
Common Stock	International Portfolio Management(2)	1,143,690	24.80%
	3001-788 Richards Street, Vancouver, BC, Canada V6B 0C7
Common Stock	Raymond Wicki	426,290	9.20%
	79 Shosshaldenstrasse
	Bern, Switzerland CH=3006
Common Stock	Conrad Swanson	395,920	8.60%
	792 Seymour Boulevard
	North Vancouver, Canada V7J 2J6
Total		3,476,015	75.40%

(1) Under Commission Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 31, 2020. The percentage calculations are based on the aggregate of 4,610,670 shares issued and outstanding as at December 31, 2020.

(2) Valor Invest Ltd. and International Portfolio Managemen are under the common control and beneficial ownership of Altaf Nazerali representing 2,639,180 or 57.2% of the Company’s issued and outstanding shares.

Change of Control

We are not aware of any arrangement that might result in a change in control.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth information regarding the amount billed to us by our independent auditor, Davidson & Company, LLP, for our fiscal years ended December 31, 2020 and 2019:

	Years ended December 31
	2020	2019
Audit Fees:	$12,500	$13,500
Audit Related Fees:	7,500	7,500
Tax Fees:	—	—
All Other Fees:	—	—
Total:	$20,000	$21,000

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

Financial Statements of the Company for the years ended December 31, 2020 and 2019:

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

Arvana Inc.

By:	/s/ Ruairidh Campbell
Ruairidh Campbell, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director

Date:	April 8, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Sir John Baring
Sir John Baring
Director

Date:	April 8, 2021

By:	/s/ Ruairidh Campbell
Ruairidh Campbell
Director

Date:	April 8, 2021

By:	/s/ Shawn Teigen
Shawn Teigen
Director

Date:	April 8, 2021

EXHIBIT INDEX

Regulation S-K Number	Exhibit
3.1	Articles of Incorporation(1)
3.1.1	Amendment to Articles of Incorporation(2)
3.1.2	Amendment to Articles of Incorporation(3)
3.2	Bylaws, as amended(4)
3.3	Amendment to Articles of Incorporation (5)
14.1	Code of Ethics (6)
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.DEF	XBRL Taxonomy Extension Label Linkbase
101.CAL	XBRL Taxonomy Extension Label Linkbase
101.SCH	XBRL Taxonomy Extension Label Linkbase

(1)	Previously filed with the SEC as an exhibit to the Company’s registration statement on Form 10-SB filed with the SEC on May 24, 2000.
(2)	Previously filed with the SEC as an exhibit to the Company’s Form 8-K filed with the SEC on October 12, 2010.
(3)	Previously filed with the SEC as an exhibit to the Company’s Schedule 14c Information Statement filed with the SEC on February 2, 2021.
(4)	Previously filed with the SEC as an exhibit to the Company’s registration statement on Form 10-SB filed with the SEC on May 24, 2000.
(5)	Previously filed with the SEC as an exhibit to the Company’s Annual Report on Form 10-KSB filed with the SEC on April 16, 2007.

