Form 10-Q
period 2021-03-31
ARVANA INC
filed 2021-05-18
CIK 1113313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15D of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2021.

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.

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

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.001 par value (the only class of voting stock), at May 17, 2021, was 4,610,670.

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

Arvana Inc.

Condensed interim Balance Sheets

(Unaudited)

	March 31	December 31
	2021	2020
ASSETS
Current assets:
Cash	$907	$4,994

Total assets	$907	$4,994

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$871,361	$867,710
Convertible loan (Note 8)	107,800	107,800
Loans payable to stockholders (Note 3)	511,372	522,552
Loans payable to related party (Note 3)	130,948	130,677
Loans payable (Note 3)	74,762	74,664
Amounts due to related parties (Note 7)	357,983	352,651
Total current liabilities	2,054,226	2,056,054

Stockholders' deficiency
Common stock, $0.001 par value 5,000,000 authorized, 4,610,670 and 4,610,670 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	4,611	4,611
Additional paid-in capital	21,920,189	21,920,189
Deficit	(23,974,783)	(23,972,524)
	(2,049,983)	(2,047,724)
Less Treasury stock – 2,085 common shares at March 31, 2021, and December 31, 2020, respectively	(3,336)	(3,336)
Total stockholders’ deficiency	(2,053,319)	(2,051,060)
	$907	$4,994

The accompanying notes are an integral part of these condensed interim financial statements.

Arvana Inc.

Condensed interim Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Operating expenses
General and administrative	3,360	11,702
Professional fees	7,313	11,736
Total operating expenses	$10,673	$23,438

Loss from operations	(10,673)	(23,438)

Interest expense (Note 3 and Note 8)	(12,299)	(12,996)
Foreign exchange gain	20,713	58,890

Net income (loss) and comprehensive income (loss)	$(2,259)	$22,456

Per common share information - basic and diluted:

Weighted average shares outstanding	4,610,670	1,087,384

Net loss per common share – basic and diluted	$(0.00)	0.02

The accompanying notes are an integral part of these condensed interim financial statements.

Arvana Inc,

Condensed interim Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities
Net income (loss)	$(2,259)	$22,456

Items not involving cash:
Interest expense	12,299	12,996
Unrealized foreign exchange	(37,878)	(58,620)
Changes in non-cash working capital:
Accounts payable and accrued liabilities	20,028	13,359
Amounts due to related parties	3,723	1,927
Net cash used in operations	(4,087)	(7,882)

Cash flows from investing activities
Net cash used in investing activities	—	—

Cash flows from financing activities
Proceeds of loans payable	—	25,000
Net cash provided by financing activities	—	25,000

Change in cash	(4,087)	17,118
Cash, beginning of period	4,994	2,346
Cash, end of period	$907	$19,464

Supplementary information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these condensed interim financial statements.

6

Arvana Inc.

Supplemental Disclosure of Cash Flow Information

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Non-cash operating activities (Note 3)	$—	$37,104
Non-cash financing activities (Note 3)	$—	$60,000
Non-cash investing activities	$—	$—

The accompanying notes are an integral part of these condensed interim financial statements.

Arvana Inc.

Statements of Stockholders’ Deficiency

(Unaudited)

	Common Shares				Treasury
	Shares	Amount	Additional Paid-in Capital	Deficit	Shares	Amount	Deficiency
Balance, December 31, 2015	885,130	$885	$21,166,619	$(23,413,245)	(2,085)	$(3,336)	$(2,249,077)
Debt settlement	148,900	149	34,098				34,247
Discount on convertible notes from beneficial conversion feature			25,000				25,000
Net loss for the year ended December 31, 2016				(62,531)			(62,531)
Balance, December 31, 2016	1,034,030	1,034	21,225,717	(23,475,776)	(2,085)	(3,336)	(2,252,361)
Net loss for the year ended December 31, 2017				(224,914)			(224,914)
Balance, December 31, 2017	1,034,030	1,034	21,225,717	(23,700,690)	(2,085)	(3,336)	(2,477,275)
Discount on convertible notes from beneficial conversion feature			57,800				57,800
Net income for the year ended December 31, 2018				93,510			93,510
Balance, December 31, 2018	1,034,030	1,034	21,283,517	(23,607,180)	(2,085)	(3,336)	(2,325,965)
Net income for the year ended December 31, 2019				112,252			112,252
Balance, December 31, 2019	1,034,030	1,034	21,283,517	(23,494,928)	(2,085)	(3,336)	(2,213,713)
Net income for the period ended March 31, 2020				22,456			22,456
Balance, March 31, 2020	2,005,070	2,005	21,379,650	(23,472,472)	(2,085)	(3,336)	(2,094,153)
Net income for the period ended December 31, 2020				22,456			22,456
Balance, December 31, 2020	4,610,670	4,611	21,920,189	(23,972,524)	(2,085)	(3,336)	(2,051,060)
Net loss for the period ended March 31, 2021				(2,259)			(2,259)
Balance, March 31, 2021	4,610,670	$4,611	$21,920,189	$(23,974,783)	(2,085)	$(3,336)	$(2,053,319)

The accompanying notes are an integral part of these condensed interim financial statements.

Arvana Inc,
Notes to Condensed Interim Financial Statements
March 31, 2021
(Unaudited)

1. Nature of Business and Ability to Continue as a Going Concern

The Company was incorporated in the State of Nevada as Turinco, Inc. on September 16, 1977, with authorized common stock of 2,500 shares par value $0.25. In 1998, authorized common stock was increased to 100,000,000 shares par value $0.001 followed by a forward common stock split of eight shares for each outstanding share. In 2005, the Company completed another forward common stock split of nine shares for each outstanding share. On July 24, 2006, stockholders approved a name change from Turinco, Inc. to Arvana Inc. On September 30, 2010, a reverse split of one share for twenty shares decreased authorized capital stock to 5,000,000 common shares par value $0.001. On March 15, 2021, the Company increased its authorized share capital to 500,000,000 common shares par value $0.001.

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

For the three-month period ended March 31, 2021, the Company recognized net loss of $2,259 as a result of general administrative expenses, professional fees and interest expenses offset by a foreign exchange gain. The Company had a working capital deficiency of $2,053,319 as of March 31, 2021. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s present intention is to identify, evaluate and secure a business opportunity to create value for its stockholders. During this search the Company will require continued financial support from stockholders and creditors until it is able to generate net cash flow from operations. While the Company is confident that a business opportunity will be identified, the insufficiency of our financial resources casts substantial doubt on whether it will be able to fulfill this objective.

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

Arvana Inc,
Notes to Condensed Interim Financial Statements
March 31, 2021
(Unaudited)

2. Summary of Significant Accounting Policies

a) Basis of presentation

The Company is in the process of evaluating business opportunities and has minimal operating expenses. The Company’s fiscal year end is December 31. The accompanying condensed interim financial statements of Arvana Inc. for the three months ended March 31, 2021 and 2020, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for financial information with the instructions to Form 10-Q and Regulation S-X. The condensed interim financial statements and notes appearing in this report should be read in conjunction with our audited financial statements and related notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on April 9, 2021. Results are not necessarily indicative of those which may be achieved in future periods.

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

The estimated fair values of the Company's financial instruments as of March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021			December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash	$907	$907	$4,994	$4,994
Accounts payable and accrued liabilities	871,361	871,361	867,710	867,710
Convertible loan	107,800	107,800	107,800	107,800
Loans payable to stockholders	511,372	511,372	522,522	522,522
Loans payable to related party	130,948	130,948	130,677	130,677
Loans payable	74,762	74,762	74,664	74,664
Amounts due to related parties	357,983	357,983	352,651	352,651

Arvana Inc,
Notes to Condensed Interim Financial Statements
March 31, 2021
(Unaudited)

2. Summary of Significant Accounting Policies (continued)

c) Financial instruments (continued)

The following table presents information about the assets that are measured at fair value on a recurring basis as of March 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	March 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$907	$907	$—	$—

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

Arvana Inc,
Notes to Condensed Interim Financial Statements
March 31, 2021
(Unaudited)

3. Loans Payable

As of March 31, 2021, the Company had received loans of $511,372 (€225,000; CAD$ 60,000; $199,600) (December 31, 2020 - $522,552: €225,000; CAD$ 60,000; $199,600) from stockholders; loans of $130,948 (CAD$ 27,600; $109,000) (December 31, 2020 – $130,677: CAD$ 27,600; $109,000) from a related party and loans of $74,762 (CAD$ 10,000; $66,810) (December 31, 2020 – $74,664: CAD$ 10,000; $66,810) from unrelated third parties. Loans of $76,810 are non-interest bearing. All other loans bear interest at 6% per annum. The loans were made in 3 different currencies, Euros, Canadian Dollars and US Dollars. All amounts reflected on these financial statements are expressed in US Dollars. Repayment of the loans is due on closing of any future financing arrangement by the Company. The balance of accrued interest of $518,634 and $515,263 is included in accounts payable and accrued expenses at March 31, 2021 and December 31, 2020, respectively. Interest expense recognized on these loans was $9,604 for the three months ended March 31, 2021, compared to $10,301 for the three months ended March 31, 2020, respectively.

On March 30, 2020, loans of $60,000 and corresponding interest of $37,104 were settled by the issuance of 971,040 common shares pursuant to three debt settlement agreements dated March 3, 2020, March 4, 2020 and March 4, 2020. The Company recorded a loss on settlement of debt of $19,421.

4. Stock Options

At March 31, 2021 and December 31, 2020, there were no stock options outstanding. No options were granted, exercised or expired during the period ended March 31, 2021 and during the year ended December 31, 2020.

5. Common stock

During the three months ended March 31, 2021, the Company issued nil shares. During the three months ended March 31, 2020, the Company issued 971,040 shares of its common stock valued at $0.10 a share to settle $60,000 in loans and $37,104 in interest (Note 3). During the year ended December 31, 2020, the Company had issued 3,576,640 shares.

6. Segmented Information

The Company has no reportable segments.

Arvana Inc,
Notes to Condensed Interim Financial Statements
March 31, 2021
(Unaudited)

7. Related Party Transactions and Amounts Due to Related Parties

At March 31, 2021, and December 31, 2020, the Company had amounts due to related parties of $357,983 and $352,651, respectively. This amount includes $60,000 at March 31, 2021, and December 31, 2020, payable to a current director for services rendered during 2007. This amount is to be paid part in cash and part in stock at a future date with the number of common shares determined by the fair value of the shares on the settlement date. The amounts owing bear no interest, are unsecured, and have no fixed terms of repayment.

The Company incurred consulting fees of $4,569 (March 21, 2020 - $6,913) paid to a company controlled by our chief executive officer during the three months ended March 31, 2021.

A former chief executive officer and director entered into a consulting arrangement that provided for a monthly fee of CAD $5,000, which amounts were accrued and are unpaid through the termination date on May 24, 2013. As of March 31, 2021, and December 31, 2020, our former chief executive officer was owed $293,176 and $289,164, respectively. The amounts due are unsecured and non-interest bearing, due on demand.

A former chief executive officer and director assigned to a related corporation unpaid amounts of $161,234 (CAD $202,759) as of March 31, 2021 as per a debt assignment agreement effective January 1, 2012.

A former chief executive officer and director is owed for unsecured amounts bearing 6% interest due on demand along with corresponding accrued interest payable that remains outstanding as of March 31, 2021 and December 31, 2020 as indicated below.

A former chief executive officer and director is owed $130,948 for unsecured loans bearing 6% interest due on demand as of March 31, 2021, compared to $130,677 as of December 31, 2020. Total interest expense of $89,124 (2020 - $80,013) is included in accounts payable and accrued liabilities as at March 31, 2021.

Arvana Inc,
Notes to Condensed Interim Financial Statements
March 31, 2021
(Unaudited)

8. Convertible Loans

On May 18, 2016, the Company issued a convertible promissory note to CaiE that accrues 10% per annum, in exchange for $50,000, initially due on November 17, 2017. The note is convertible into the Company’s common stock, in whole or in part, at any time prior to maturity at the option of the holder, at $0.20 per share. Since the conversion price was lower than the closing share price on the issuance date, a beneficial conversion feature was recognized as a discount against the debt. The maturity date of the note was extended by amendment, to March 31, 2021, while all other terms of the note remain unchanged. The Company reached out to CaiE to extend the maturity date of the convertible promissory note but no action to do so was agreed. During the three months ended March 31, 2021 and 2020, no discount was amortized as interest expense, while the interest expense on the note was $1,250 for the period ended March 31, 2021, and $1,250 for the period ended March 31, 2020. As at March 31, 2021 and December 31, 2020, the balance of the note was $50,000.

On October 12, 2018, the Company issued a convertible note to CaiE that accrues 10% per annum, in exchange for a series of loans that totaled $57,800 initially due on October 11, 2019. The note is convertible into the Company’s common stock, in whole or in part, at any time prior to maturity at the option of the holder at $0.20 per share. Since the conversion price was lower than the closing share price on the issuance date, a beneficial conversion feature was recognized as a discount against the debt. The maturity date of the note has been extended by amendment, to March 31, 2021, while all other terms of the note remain unchanged. The Company reached out to CaiE to extend the maturity date of the convertible promissory note but no action to do so was agreed. During the three months ended March 31, 2021 and 2020, $nil and $nil of the discount was amortized as interest expense, while the interest expense on the note was $1,445 for the period ended March 31, 2021, and $1,445 for the period ended March 31, 2020. As at March 31, 2021 and December 31, 2020, the balance of the note was $57,800.

9. Subsequent Events

The Company evaluated its March 31, 2021, financial statements for subsequent events through the date the financial statements were issued and is aware of subsequent events that would require recognition or disclosure in its financial statements as provided below:

On April 14, 2021, an entity owned and controlled by our chief executive officer, received payment from a stockholder of the Company in the amount of $5,750, for services rendered by that entity for the Company.

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

On April 1, 2021, the amendment to the Company’s articles of incorporation in order to increase authorized share capital, filed on March 15, 2021, with the Nevada Secretary of State, was made effective.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three months ended March 31, 2021 and March 31, 2020.

Overview

The Company was incorporated in the State of Nevada on June 16, 1977, as “Turinco, Inc.” to engage in any legal undertaking. On July 24, 2006, the Company’s name was changed from Turinco, Inc. to Arvana Inc. to reflect the acquisition of Arvana Networks, Inc., a telecommunications business. We discontinued efforts related to our telecommunications business as of December 31, 2009. We have since been in the process of seeking business opportunities that might enhance stockholder value.

Our office is located at 299 S. Main Street, 13th Floor, Salt Lake City, Utah 84111, and our telephone number is (801) 232-7395. AA Registered Agents, 4869 Nightwood Ct, Las Vegas, Nevada 89149 is our registered agent.

The Company currently is traded on the OTC Markets Group, Inc.’s Pink Sheets Current Information over the counter market platform under the symbol “AVNI.”

Company

On March 17, 2016, we entered into a non-binding Memorandum of Understanding (“MOU”) with CaiE Food Partnership Ltd. (“CaiE”) for the purpose of acquiring it as a wholly-owned subsidiary. CaiE is in the business of manufacturing and distributing fresh Dim Sum food products from a facility based in Sparks, Nevada. While CaiE loaned the Company $174,610 over nearly five years to sustain operations, it was unable to deliver the information necessary to complete the transaction despite constant assurances to the contrary. On November 11, 2020, CaiE was notified that the Company was no longer interested in pursuing the acquisition of its business. The constant delay has negatively affected our business prospects and placed an untenable burden on our stockholders. We expect to settle amounts due to CaiE in shares of our common stock.

Plan of Operation

Our present activities are focused on securing a business ready to support the attendant obligations and opportunities of being a public company. Management looks to its stockholders and creditors for sufficient financial support to sustain operations while this search is underway. We have no assurance that our stockholders or creditors will respond positively to our efforts.

Results of Operations

During the three months ended March 31, 2021, the Company satisfied periodic public disclosure requirements while it continued the search for a business opportunity that might bring value to its stockholders.

Operations for the three months ended March 31, 2021 and 2020, are summarized in the following table.

	Three months Ended March 31, 2021	Three months Ended March 31, 2020
Operating Expenses
General and administrative	$(3,360)	$(11,702)
Professional fees	(7,313)	(11,736)
Loss from Operations
Interest	(12,299)	(12,996)
Foreign exchange gain	20,713	58,890
Net income (loss) for the period	$(2,259)	$22,456

Net Income/Losses

Net loss for the three months ended March 31, 2021, can be attributed general administrative expenses, professional fees, and interest expense offset by a foreign exchange gain. Net income for the three months ended March 31, 2020, was $22,456. The net income recognized over the three-month period ended March 31, 2020, can be attributed to a large foreign exchange gain offset by general administrative expenses, professional fees and interest expense. The gain on foreign exchange is due to a decrease in the value of foreign currencies against the US dollar, which positively impacts the cost of expenses payable in foreign currencies.

We did not generate revenue during this period and expect to continue to incur losses over the next twelve months.

Capital Expenditures

The Company expended no amounts on capital expenditures for the three-month period ended March 31, 2021.

Liquidity and Capital Resources

Since inception, we have experienced significant changes in liquidity, capital resources, and stockholders’ deficiency.

The Company had assets of $907 in cash as of March 31, 2021, with a working capital deficit of $2,053,319, as compared to assets of $4,994 in cash as of December 31, 2020, with a working capital deficit of $2,051,060. Net stockholders' deficit in the Company was $2,053,319 at March 31, 2021, as compared to a net stockholder’s deficit of $2,051,060 at December 31, 2020.

Cash Used in Operating Activities

Net cash flow used in operating activities for the three-month period ended March 31, 2021, was $4,087 as compared to net cash flow used of $7,882 for the three-month period ended March 31, 2020. Changes in net cash used in operating activities in the current three-month period can be attributed primarily to a number of items that are book expense items which do not affect the total amount relative to actual cash used, such as unrealized foreign exchange and interest expense on convertible debt. Balance sheet accounts that actually affect cash, but are not income statement related items that are added or deducted to arrive at net cash used in operating activities, include accounts payable, accrued liabilities and amounts due to related parties.

We expect to continue to use net cash flow in operating activities over the next twelve months or until such time as the Company can generate sufficient revenue to offset the cost of operating activities.

Cash Used in Investing Activities

Net cash used in investing activities for the three-month periods ended March 31, 2021, and March 31, 2020, was $nil.

We do not expect to use net cash in investing activities until such time as the Company closes on a transaction with a viable business opportunity.

Cash Flows from Financing Activities

Cash flow provided by financing activities for the three-months ended March 31, 2021, was $nil as compared to $25,000 for the three-months ended March 31, 2020. Cash flows provided from financing activities in the prior comparative three-month period are attributed to loans from CaiE.

We expect to continue to use net cash provided by financing activities to maintain operations.

The Company’s current assets are insufficient to conduct its plan of operation over the next twelve (12) months as it will need at least $25,000 to sustain operations while seeking to identify a suitable business opportunity and will need to address amounts owed to CaiE Foods. While the Company will look to its stockholders and creditors to provide debt or equity financing to secure those amounts necessary, it has no definitive commitments or arrangements for financial support. The Company’s inability to secure funding will have a material adverse effect on its ability to sustain operations.

The Company does not intend to pay cash dividends in the foreseeable future.

The Company had no lines of credit or other bank financing arrangements as of March 31, 2021.

The Company had no commitments for future capital expenditures at March 31, 2021.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off-Balance Sheet Arrangements

As of March 31, 2021, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

Going Concern

Management has expressed an opinion as to the Company’s ability to continue as a going concern despite an accumulated deficit of $23,974,783 since inception and negative cash flows from operating activities as of March 31, 2021. The Company’s ability to continue as a going concern requires that it procure funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes obtaining funding from the private placement of equity or debt financing, converting existing debt into equity, and otherwise settling outstanding amounts due through agreement with its creditors or elimination through statutory aging of debts. Management believes that it will remain a going concern through the methods discussed above pending closure with a business opportunity that will produce income, though there can be no assurances that such methods will prove successful.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the acting chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including its chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2021, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ARVANA INC.

By:	/s/ Ruairidh Campbell
Ruairidh Campbell, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Date:	May 17, 2021

INDEX TO EXHIBITS

Regulation S-K Number	Exhibit
2.1	Agreement and Plan of Reorganization between the Company, Arvana Networks, Inc. and the Shareholders of Arvana Networks, Inc. dated August 18, 2005 (1)
3.1	Articles of Incorporation(2)
3.2	Bylaws, as amended(2)
3.3	Amendment to Articles of Incorporation (3)
3,4	Amendment to Articles of Incorporation (4)
14.1	Code of Ethics (5)
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (6)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)
101. INS	XBRL Instance Document (7)
101. PRE	XBRL Taxonomy Extension Presentation Linkbase (7)
101. LAB	XBRL Taxonomy Extension Label Linkbase (7)
101. DEF	XBRL Taxonomy Extension Label Linkbase (7)
101. CAL	XBRL Taxonomy Extension Label Linkbase (7)
101. SCH	XBRL Taxonomy Extension Label Linkbase (7)

(1)	Filed with the Commission as an exhibit to the Company’s Current Report on Form 8-K filed on August 19, 2005.
(2)	Filed with the Commission as exhibits to the Company’s registration statement on Form 10-SB on May 24, 2000.
(3)	Filed with the Commission as an exhibit to the Company’s Current Report on Form 8-K on October 12, 2010.
(4)	Filed with the Commission as an exhibit to the Company’s Information Statement on Schedule 14C on February 2, 2021.
(5)	Filed with the Commission as an exhibit to the Company’s Annual Report on Form 10-KSB on April 16, 2007.
(6)	Filed with the Commission as exhibits to this Periodic Report on Form 10-Q.
(7)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

