Form 10-Q
period 2021-06-30
ARVANA INC
filed 2021-08-16
CIK 1113313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15D of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 2021.

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

Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.001 par value (the only class of voting stock), at August 16, 2020, was 34,148,518.

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

Arvana Inc.

Condensed Interim Balance Sheets

(Unaudited)

	June 30	December 31
	2021	2020
ASSETS
Current assets:
Cash	$15,602	$4,994
Total assets	$15,602	$4,994

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	$695,995	$867,710
Convertible loan (Note 8)	107,800	107,800
Loans payable to stockholders (Note 3)	480,524	522,552
Loans payable to related party (Note 3)	131,268	130,677
Loans payable (Note 3)	74,878	74,664
Amounts due to related parties (Note 7)	158,348	352,651
Total current liabilities	1,648,813	2,056,054

Stockholders' deficiency
Common stock, $0.001 par value 500,000,000 authorized,4,610,670 and 4,610,670 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	4,611	4,611
Additional paid-in capital	21,290,189	21,290,189
Deficit	(23,554,675)	(23,972,524)
Stockholders' deficiency before treasury stock	(1,629,875)	(2,047,724)
Less: Treasury stock – 2,085 common shares at ;June 30, 2021 and December 31, 2020, respectively	(3,336)	(3,336)
Total stockholders’ deficiency	(1,633,211)	(2,051,060)
Total liabilities and stockholders' deficit	$15,602	$4,994

The accompanying notes are an integral part of these condensed interim financial statements.

Arvana Inc.

Condensed Interim Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating expenses
General and administrative	3,754	11,456	7,114	23,158
Professional fees	13,894	6,220	21,207	17,956
Total operating expenses	$17,648	$17,676	$28,321	$41,114

Loss from operations	(17,648)	(17,676)	(28,321)	(41,114)

Interest expense	(6,823)	(13,127)	(19,122)	(26,123)
Foreign exchange gain (loss)	(14,254)	(33,502)	6,459	25,388
Other income (Note 9)	458,833	—	458,833	—

Net income (loss) and comprehensive income (loss)	$420,108	$(64,305)	$417,849	$(41,849)
Per common share information - basic and diluted:
Weighted average shares outstanding	4,610,670	2,005,070	4,610,670	1,546,227
Net income (loss) per common shares – basic and diluted	$0.09	$(0.03)	$0.09	$(0.03)

The accompanying notes are an integral part of these condensed interim financial statements.

Arvana Inc.

Condensed Interim Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities
Net income (loss) for the period	$417,849	$(41,849)

Items not involving cash:
Interest expense	(19,122)	26,123
Unrealized foreign exchange	4,074	(25,388)
Other income	(458,833)	—
Changes in non-cash working capital:
Accounts payable and accrued liabilities	42,028	6,238
Amounts due to related parties	8,487	8,334
Net cash used in operations	(5,517)	(26,542)

Cash flows from investing activities
Net cash used in investing activities	—	—

Cash flows from financing activities
Proceeds of loans payable	16,125	25,000
Net cash provided by financing activities	16,125	25,000

Change in cash	10,608	(1,542)
Cash, beginning of period	4,994	2,346
Cash, end of period	$15,602	$804

Supplementary information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Non-cash operating activities (Note 3, Note 9)	$408,833	$37,104
Non-cash financing activities (Note 3, Note 9)	$50,000	$60,000

The accompanying notes are an integral part of these condensed interim financial statements.

Arvana Inc.

Statements of Stockholders’ Deficiency

(Unaudited)

	Common Shares				Treasury
	Shares	Amount	Additional Paid-in Capital	Deficit	Shares	Amount	Total Stockholders’ Deficiency
Balance, December 31, 2019	1,034,030	1,034	21,283,517	(23,494,928)	(2,085)	(3,336)	(2,213,713)
Debt settlement	971,040		96,133				97,104
Net loss for the period ended March 31, 2020		—	—	22,456		—	22,456
Balance, March 31, 2020	2,005,070	2,005	21,379,650	(23,472,472)	(2,085)	(3,336)	(2,094,153)
Net loss for the period ended June 30, 2020		—	—	(64,305)		—	(64,305)
Balance, June 30, 2020	2,005,070	2,005	21,379,650	(23,536,777)	(2,085)	(3,336)	(2,158,458)
Debt settlement	2,605,600	2,606	540,539				543,145
Net loss for the period ended December 31, 2020		—	—	(435,747)		—	(435,747)
Balance, December 31, 2020	4,610,670	4,611	21,920,189	(23,972,524)	(2,085)	(3,336)	(2,051,060)
Net loss for the period ended March 31, 2021		—	—	(2,259)		—	(2,259)
Balance, March 31, 2021	4,610,670	4,611	21,920,189	(23,974,783)	(2,085)	(3,336)	(2,053,319)
Net income for the period ended June 30, 2021		—	—	420,108		—	420,108
Balance, June 30, 2021	4,610,670	4,611	21,920,189	(23,554,675)	(2,085)	(3,336)	(1,633,211)

The accompanying notes are an integral part of these condensed interim financial statements.

Arvana Inc.
Notes to Condensed Interim Financial Statements
June 30, 2021
(Unaudited)

1. Nature of Business and Ability to Continue as a Going Concern

The Company was incorporated in the State of Nevada as Turinco, Inc. on September 16, 1977, with authorized common stock of 2,500 shares par value $0.25. In 1998, authorized common stock was increased to 100,000,000 shares par value $0.001 followed by a forward common stock split of eight shares for each outstanding share. In 2005, the Company completed another forward common stock split of nine shares for each outstanding share. On July 24, 2006, stockholders approved a name change from Turinco, Inc. to Arvana Inc. On September 30, 2010, a reverse split of one share for twenty shares decreased authorized capital stock to 5,000,000 common shares par value $0.001. On April 1, 2021, the Company increased its authorized share capital to 500,000,000 common shares par value $0.001.

On March 17, 2016, the Company entered into a non-binding Memorandum of Understanding (“MOU”) with CaiE Food Partnership Ltd. (“CaiE”) for the purpose of acquiring it as a wholly-owned subsidiary. CaiE is in the business of manufacturing and distributing fresh Dim Sum food products from a facility based in Sparks, Nevada. The MOU required CaiE to provide audited financial statements and a business plan as conditions precedent to entering into a binding agreement. CaiE has not satisfied the conditions necessary for us to move forward. On November 11, 2020, CaiE was notified that the Company would no longer pursue the acquisition of its business given the delays attendant to obtaining its audited financial statements.

On June 30, 2021, the Company experienced a change of control on the grant of proxies over voting rights by the prior controlling stockholder and two related entities to a third person, in accordance with the provisions of a non-binding term sheet intended to secure a transaction that would lead to a combination with an enterprise owned or controlled by said person.

These condensed interim financial statements have been prepared on a going concern basis, which assumes the realization of assets and the settlement of liabilities in the normal course of business.

For the six-month period ended June 30, 2021, the Company recognized income of $417,849 as a result of other income and foreign exchange gain offset by general administrative expenses, professional fees and interest expenses. The Company had a working capital deficiency of $1,633,211 as of June 30, 2021, which deficiency raises substantial doubt about its ability to continue as a going concern.

The World Health Organization declared coronavirus COVID-19 a global pandemic in March 2020. COVID-19 is a contagious disease that continues to spread adversely affecting workforces, economies, and financial markets globally, which affects will likely result in an economic downturn. The Company cannot predict the duration or magnitude of the adverse results connected to COVID-19, nor can it predict the effect, if any, COVID-19 will have on the Company’s ability to sustain operations.

The Company’s present activities are focused on evaluating business opportunities presented by the controlling third person stockholder for merger or acquisition that are sufficient to support operations and increase stockholder value. During this period of evaluation the Company will require continued financial support from stockholders and creditors until it is able to generate its own cash flow from operations.

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
June 30, 2021
(Unaudited)

2. Summary of Significant Accounting Policies

a) Basis of presentation

The Company is in the process of evaluating business opportunities and has minimal operating expenses. The Company’s fiscal year end is December 31. The accompanying condensed interim financial statements of Arvana Inc. for the three and six months ended June 30, 2021 and 2020, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for financial information with the instructions to Form 10-Q and Regulation S-X. The condensed interim financial statements and notes appearing in this report should be read in conjunction with our audited financial statements and related notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“Commission”) on April 9, 2021. Results are not necessarily indicative of those which may be achieved in future periods.

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

The estimated fair values of the Company's financial instruments as of June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021			December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash	$15,602	$15,602	$4,994	$4,994
Accounts payable and accrued liabilities	695,995	695,995	867,710	867,710
Convertible loan	107,800	107,800	107,800	107,800
Loans payable to stockholders Loans payable to related party	480,524 131,268	480,524 131,268	522,522 130,677	522,522 130,677
Loans payable Amounts due to related parties	74,878 158,348	74,878 158,348	74,664 352,651	74,664 352,651

Arvana Inc.
Notes to Condensed Interim Financial Statements
June 30, 2021
(Unaudited)

2. Summary of Significant Accounting Policies (continued)

The following table presents information about the assets that are measured at fair value on a recurring basis as of June 30, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	June 30, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$15,602	$15,602	$—	$—

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

Arvana Inc.
Notes to Condensed Interim Financial Statements
June 30, 2021
(Unaudited)

3. Loans Payable

As of June 30, 2021, the Company had received loans of $480,524 (€225,000; CAD$ 60,000; $165,725) (December 31, 2020 - $522,552: €225,000; CAD$ 60,000; $199,600) from stockholders; loans of $131,268 (CAD$ 27,600; $109,000) (December 31, 2020 – $130,677: CAD$ 27,600; $109,000) from a related party and loans of $74,878 (CAD$ 10,000; $66,810) (December 31, 2020 – $74,664: CAD$ 10,000; $66,810) from unrelated third parties. Loans of $92,935 are non-interest bearing. All other loans bear interest at 6% per annum. The loans were made in 3 different currencies, Euros, Canadian Dollars and US Dollars. All amounts reflected on these financial statements are expressed in US Dollars. Repayment of the loans is due on closing of any future financing arrangement by the Company. The balance of accrued interest of $489,568 and $515,263 is included in accounts payable and accrued expenses at June 30, 2021 and December 31, 2020, respectively. Interest expense recognized on these loans was $6,823 for the three months ended June 30, 2021, compared to $10,432 for the three months ended June 30, 2020, respectively. Interest expense recognized on these loans was $16,427 for the six months ended June 30, 2021, compared to $20,733 for the six months ended June 30, 2020, respectively.

On March 30, 2020, loans of $60,000 and corresponding interest of $37,104 were settled by the issuance of 971,040 common shares pursuant to three debt settlement agreements dated March 3, 2020, March 4, 2020 and March 4, 2020.

4. Stock Options

At June 30, 2021 and December 31, 2020, there were no stock options outstanding. No options were granted, exercised or expired during the period ended June 30, 2021 and during the year ended December 31, 2020.

5. Common stock

During the six months ended June 30, 2021, the Company issued nil 0 shares. During the six months ended June 30, 2020, the Company issued 971,040 shares of its common stock valued at $0.10 a share to settle $60,000 in loans and $37,104 in interest (Note 3). During the year ended December 31, 2020, the Company had issued 3,576,64 shares.

6. Segmented Information

The Company has no reportable segments.

Arvana Inc.
Notes to Condensed Interim Financial Statements
June 30, 2021
(Unaudited)

7. Related Party Transactions and Amounts Due to Related Parties

At June 30, 2021, and December 31, 2020, the Company had amounts due to related parties of $158,348 and $352,651, respectively. This amount includes $60,000 at June 30, 2021, and December 31, 2020, payable to a current director for services rendered during 2007. This amount is to be paid in stock at a future date. A former chief executive and director was owed $89,304 at June 30, 2021, and $289,164 at December 31, 2020. A company controlled by our chief executive officer was owed $9,044 at June 30, 2021, and $3,488 at December 31, 2020. The amounts owing bear no interest, are unsecured, and have no fixed terms of repayment.

The Company incurred consulting fees of $15,163 (2020 - $10,069) paid to a company controlled by our chief executive officer during the six months ended June 30, 2021.

A former chief executive officer and director entered into a consulting arrangement that provided for a monthly fee of CAD $5,000, which amounts were accrued and are unpaid through the termination date on May 24, 2013. As of June 30, 2021, and December 31, 2020, our former chief executive officer was owed $89,304 and $289,164, respectively. The amounts due are unsecured and non-interest bearing, due on demand.

A former chief executive officer and director had assigned to a related corporation unpaid amounts of $163,586 (CAD $202,759) as per a debt assignment agreement effective January 1, 2012. This amount was removed from the Company’s liabilities as per a debt forgiveness agreement effective June 30, 2021 (Note 9). An additional $206,302 that was due to a former chief executive officer and director was also removed from the Company’s liabilities as per a second debt forgiveness agreement effective June 30, 2021 (Note 9).

A former chief executive officer and director is owed $131,268 for unsecured loans bearing 6% interest due on demand as of June 30, 2021, compared to $130,677 as of December 31, 2020. Total interest expense of $89,304 (2020 - $80,013) is included in accounts payable and accrued liabilities as at June 30, 2021.

8. Convertible Loans

On May 18, 2016, the Company issued a convertible promissory note to CaiE that accrues 10% per annum, in exchange for $50,000, initially due on November 17, 2017. The note is convertible into the Company’s common stock, in whole or in part, at any time prior to maturity at the option of the holder, at $0.20 per share. Since the conversion price was lower than the closing share price on the issuance date, a beneficial conversion feature was recognized as a discount against the debt. The maturity date of the note was extended by amendment, to March 31, 2021, while all other terms of the note remained unchanged. Subsequent to June 30, 2021, the Company and CaiE agreed to a debt settlement agreement to extinguish these loans and accrued interest by the issuance of common shares. During the three and six months ended June 30, 2021 and 2020, no discount was amortized as interest expense. Interest expense recognized on this loan was $nil for the three months ended June 30, 2021, compared to $1,250 for the three months ended June 30, 2020. Interest expense recognized on this loan was $1,250 for the six months ended June 30, 2021, compared to $2,500 for the six months ended June 30, 2020. As at June 30, 2021, and December 31, 2020, the balance of the note was $50,000.

Arvana Inc.
Notes to Condensed Interim Financial Statements
June 30, 2021
(Unaudited)

8. Convertible Loans (continued)

On October 12, 2018, the Company issued a convertible note to CaiE that accrues 10% per annum, in exchange for a series of loans that totaled $57,800 initially due on October 11, 2019. The note is convertible into the Company’s common stock, in whole or in part, at any time prior to maturity at the option of the holder at $0.20 per share. Since the conversion price was lower than the closing share price on the issuance date, a beneficial conversion feature was recognized as a discount against the debt. The maturity date of the note was extended by amendment, to March 31, 2021, while all other terms of the note remained unchanged. Subsequent to June 30, 2021, the Company and CaiE agreed to a debt settlement agreement to extinguish these loans and accrued interest by the issuance of common shares. During the three months ended June 30, 2021 and 2020, $nil and $14,450 of the discount was amortized as interest expense and during the six months ended June 30, 2021 and 2020, $nil and $28,900 of the discount was amortized as interest expense. Interest expense recognized on this loan was $nil for the three months ended June 30, 2021, compared to $1,445 for the three months ended June 30, 2020. Interest expense recognized on this loan was $1,445 for the six months ended June 30, 2021, compared to $2,890 for the six months ended June 30, 2020. As at June 30, 2021 and December 31, 2020, the balance of the note was $57,800.

9. Other Income

During the period ended June 30, 2021, the Company recognized other income in the amount of $458,833 corresponding to: (1) debt forgiveness of $206,302 included in amounts due to related parties (Note 7); (2) debt forgiveness of $163,586 included in accounts payable and accrued liabilities (Note 7); and (3) extinguishment of $88,945 in loans and accrued interest expense.

10. Subsequent Events

The Company evaluated its June 30, 2021, financial statements for subsequent events through the date the financial statements were issued and is aware of subsequent events that would require recognition or disclosure in its financial statements as provided below:

On August 16, 2021, the Board determined not to amend its articles of incorporation, previously intended to change the Company’s name as reported to its stockholders, due to changes in its business development strategy.

On July 23, 2021, the Board approved the issuance of 29,537,848 shares of its restricted common stock, par value $0.001 to four individuals (4) and five (5) entities, effective June. 30, 2021, pursuant to exemptions from registration promulgated under Securities and Exchange Act of 1933, as amended pursuant to the execution of certain debt settlement agreements, in exchange for which $1,605,844 in liabilities were settled and extinguished.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three and six months ended June 30, 2021 and June 30, 2020.

Overview

The Company was incorporated in the State of Nevada on June 16, 1977, as “Turinco, Inc.” to engage in any legal undertaking. On July 24, 2006, the Company’s name was changed from Turinco, Inc. to Arvana Inc. to reflect the acquisition of Arvana Networks, Inc., a telecommunications business. We discontinued efforts related to our telecommunications business as of December 31, 2009. Our present activities are focused on evaluating business opportunities presented by the controlling third person stockholder for merger or acquisition that are sufficient to support operations and increase stockholder value.

Our office is located at 299 S. Main Street, 13th Floor, Salt Lake City, Utah 84111, and our telephone number is (801) 232-7395. AA Registered Agents, 4869 Nightwood Court, Las Vegas, Nevada 89149, is our registered agent in the State of Nevada.

The Company is registered with the Commission and traded on the OTC Markets Group, Inc.’s Pink Sheets Current Information over the counter market platform under the symbol “AVNI.”

Company

Mr. Alki David acquired a control position over the voting securities of the Company effective June 30, 2021, which securities were formerly under the voting control of Mr. Altaf Nazerali and two entities which he controls (Valor Invest Ltd. and International Portfolio Management Inc.).

Control over the Company’s voting securities was conveyed on receipt of proxies from Mr. Nazerali, to the full extent of his rights to shares of record or beneficially, including any and all other securities issued or issuable to him at any future date within the term of fourteen (14) months from the date of execution. The aforesaid initial proxies conveyed voting control to Mr. David over 2,630,170 common shares or 56.95% of the Company’s then issued and outstanding shares. The action taken by the Board on July 23, 2021, increased the number of shares outstanding that were covered under the initial proxies, and affected certain recipients of new shares to grant proxies to Mr. David, that represent in total 31,118,506 shares of common stock equal to 91.13% of the Company’s outstanding shares.

The initial change of control was coincident with the appointment of two new directors to the Company’s Board on June 30, 2021, who effectively assumed their respective responsibilities on July 24, 2021, concurrent with the resignation of two of the Company’s former directors.

The change of control was in furtherance of the non-binding provisions of a term sheet intended to secure an operating asset or business combination with an enterprise owned or controlled by Mr. David through a definitive transaction. The Company has not yet entered into a definitive transaction.

On March 17, 2016, we entered into a non-binding memorandum of understanding with CaiE Food Partnership Ltd. (“CaiE”) for the purpose of acquiring it as a wholly-owned subsidiary. CaiE is in the business of manufacturing and distributing fresh Dim Sum food products from a facility based in Sparks, Nevada. While CaiE loaned the Company $174,610 over nearly five years to sustain operations, it was unable to deliver the information necessary to complete the transaction. On November 11, 2020, CaiE was notified that the Company would no longer pursue the acquisition of its business given the delays attendant to obtaining its audited financial statements. Effective April 1, 2021, the Company entered into a debt settlement agreement with CaiE pursuant to which all amounts due were extinguished in exchange for shares of the Company’s restricted common stock.

Plan of Operation

Our present activities are focused on evaluating business opportunities presented by Mr. David for merger or acquisition that are sufficient to support operations and increase stockholder value. While this process remains in the discovery phase, the Company will continue to look to its stockholders and creditors for sufficient financial support to sustain operations. We have no assurance that our stockholders or creditors will respond positively to the Company’s efforts.

Results of Operations

During the three and six months ended June 30, 2021, the Company satisfied periodic public disclosure requirements, continued its search for a suitable business enterprise for its stockholders that might enhance stockholder value and executed a non-binding term sheet with Mr. David.

Operations for the three and six months ended June 30, 2021 and 2020, are summarized in the following table.

	Three months Ended June 30, 2021	Three months Ended June 30, 2020	Six months Ended June 30, 2021	Six months Ended June 30, 2020
Operating Expenses
General and administrative	$(3,754)	$(11,456)	$(7,114)	$(23,158)
Professional fees	(13,894)	(6,220)	(21,207)	(17,956)
Loss from Operations	(17,648)	(17,676)	(28,321)	(41,114)
Interest expense	(6,823)	(13,127)	(19,122)	(26,123)
Foreign exchange gain (loss)	(14,254)	(33,502)	6,459	25,388
Other income	458,833	—	458,833	—
Net income (loss) for the period	$420,108	$(64,305)	$417,849	$(41,849)

Income (Loss)

Income for the three months ended June 30, 2021, was $420,108 as compared to losses of $64,305 for the three months ended June 30, 2020.

Income in the three months ended June 30, 2021, can be attributed to other income derived from debt forgiveness and extinguishment of debt, a decrease in general administrative expenses, a decrease in interest expense, and foreign exchange loss, offset by an increase in professional fees over the comparable prior three month period. The increase in professional fees can be attributed to the preparation of debt settlement documentation, the decrease in interest expense is the result of debt settlements that eliminated corresponding interest expense, while the decrease of foreign exchange loss is due to a decrease in the value of foreign currencies against the US dollar, which decrease impacts the cost of expenses paid in foreign currencies. Losses in the three months ended June 30, 2020, can be attributed to operating expenses and coincident losses from operations, offset by foreign exchange gain.

Income for the six months ended June 30, 2021, was $417,849 as compared to losses of $41,849 for the six months ended June 30, 2020.

Income over the six-month period ended June 30, 2021, can be attributed to other income derived from debt forgiveness, the extinguishment of debt, a decrease in general administrative expenses, a decrease in interest expense and foreign exchange gain, offset by an increase in professional fees over the comparable prior six month period. The increase in professional fees can be attributed to the preparation of debt settlement documentation, while the decrease in interest expense is the result of debt settlements that eliminated corresponding interest expense, while the decrease of foreign exchange gain is due to a increase in the value of foreign currencies against the US dollar, which increase impacts the cost of expenses paid in foreign currencies. Losses in the six months ended June 30, 2020, can be attributed to operating expenses and coincident losses from operations, offset by foreign exchange gain.

The Company did not generate revenue during either of these periods and expects to continue to incur losses over the next twelve months until such time as it is able to secure a business that generates income.

Capital Expenditures

The Company expended nothing on capital expenditures for the six-month period ended June 30, 2021.

Liquidity and Capital Resources

Since inception, the Company as experienced significant changes in liquidity, capital resources, and stockholders’ deficiency.

The Company had assets of $15,602 in cash as of June 30, 2021, with a working capital deficit of $1,633,211, as compared to assets of $4,994 in cash as of December 31, 2020, with a working capital deficit of $2,051,060. Stockholders' deficit in the Company was $1,633,211 at June 30, 2021, as compared to a stockholder’s deficit of $2,051,060 at December 31, 2020.

Cash Used in Operating Activities

Cash flow used in operating activities for the six-month period ended June 30, 2021 was $5,517 as compared to cash flow used of $26,542 for the six-month period ended June 30, 2020. Changes in cash used in operating activities in the current six-month period can be attributed to a number of book expense items that do not affect the total amount relative to actual cash used, such as unrealized foreign exchange, other income and interest expense. Balance sheet accounts that actually affect cash, but are not income statement related that are added or deducted to arrive at cash used in operating activities, include accounts payable and amounts due to related parties.

We expect to continue to use cash flow in operating activities over the next twelve months or until such time as the Company can generate sufficient revenue to offset the cost of operating activities.

Cash Used in Investing Activities

Cash used in investing activities over the six-month periods ended June 30, 2021, and June 30, 2020, was $nil.

We do not expect to use cash in investing activities until we are able to conclude a definitive agreement with a viable business opportunity.

Cash Flows from Financing Activities

Cash flow provided by financing activities for the six-months ended June 30, 2021, was $16,125 as compared to $25,000 for the six-months ended June 30, 2020. Cash flows provided from financing activities over the comparative six-month periods are considered loans from CaiE.

We expect to continue to use cash provided by financing activities to maintain operations.

The Company’s current assets are insufficient to conduct its plan of operation over the next twelve (12) months as it will need at least $50,000 to maintain operations and conclude a definitive transaction. Until such time, we have no definitive commitments or arrangements for continued financial support. Despite the Company’s predicament, existing stockholders remain the most likely prospective sources of funding. The Company’s inability to secure funding would have a material adverse effect on its ability to sustain operations.

The Company does not intend to pay cash dividends in the foreseeable future.

The Company has no lines of credit or other bank financing arrangements.

The Company has no commitments for future material capital expenditures.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no plans for the purchase or sale of any plant or equipment.

The Company has no plans to make any changes in the number of employees.

Off-Balance Sheet Arrangements

As of June 30, 2021, we have no significant off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Future Financings

The Company will continue to rely on debt or equity financing to maintain operations and secure a suitable business transaction though it cannot provide any assurance that sufficient financing will be forthcoming.

Critical Accounting Policies

Note 2 to the audited financial statements for the years ended December 31, 2020 and 2019, included in the Company’s Form 10-K for the respective periods, discusses accounting policies that are considered to be significant in determining results of operations and the currency of its financial position. The Company believes that the accounting principles utilized by it conform to Accounting Principles Generally Accepted in the United States (GAAP).

The preparation of financial statements requires Company management to make significant estimates and judgments that affect reported assets, liabilities, revenues and expenses. By their very. nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, the Company evaluates its estimates based on historical experience and other facts and circumstances that are believed to be reasonable. The results of each evaluation form the basis upon which management makes judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates recorded here under different assumptions or conditions.

Going Concern

Management has expressed an opinion as to the Company’s ability to continue as a going concern despite an accumulated deficit of $23,554,675 and negative cash flows from operating activities as of June 30, 2021. The Company’s ability to continue as a going concern requires that it procure funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes obtaining funding from the private placement of equity or debt financing, converting existing debt to equity, and otherwise settling outstanding amounts due in agreement with its creditors or elimination from the aging of debts. Management believes that it will remain a going concern through the methods discussed above pending closure with an income generating business opportunity though there can be no assurances that continuation as a going concern through such methods will prove successful.

Whether the Company will continue as a going concern has encountered new urgency in response to the COVID-19 virus pandemic that continues to adversely affect workforces, economies, and financial markets around the world that continues to sustain a global economic downturn. The Company cannot predict the duration or magnitude of the virus, nor can it predict which adverse effects, if any, will impact its plan of operation or ability to continue operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the acting chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including its chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended June 30, 2021, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors

Not required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

On August 16, 2021, the Board determined not to amend its articles of incorporation, previously intended to change the Company’s name as reported to its stockholders, due to changes in its business development strategy.

On July 23, 2021, the Board approved the issuance of 29,537,848 shares of its restricted common stock, par value $0.001 to four individuals (4) and five (5) entities, effective June. 30, 2021, pursuant to exemptions from registration promulgated under Securities and Exchange Act of 1933, as amended pursuant to the execution of certain debt settlement agreements, in exchange for which $1,605,844 in liabilities were settled and extinguished.

Item 6.  Exhibits

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 22 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARVANA INC.

By:	/s/ Ruairidh Campbell
Ruairidh Campbell, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Date:	August 16, 2021

INDEX TO EXHIBITS

Regulation S-K Number	Exhibit
3.1(1)	Amended and Restated Articles of Incorporation filed with the Commission as an exhibit to the Schedule 14C dated February 2, 2021.
3.2(1)	Amended and Restated Bylaws filed with the Commission as an exhibit to the Form 10-SB dated May 24, 2000.
10.1(1)	Debt Settlement Agreement and Release with Zahir Dhanani filed with the Commission as an exhibit to Form 8-K dated July 29, 2021.
10.2(1)	Debt Settlement Agreement and Release with CaiE Foods Partnership Ltd. filed with the Commission as an exhibit to Form 8-K dated July 29, 2021.
10.3(1)	Debt Settlement Agreement and Release with Valor Invest Ltd. filed with the Commission as an exhibit to Form 8-K dated July 29, 2021.
10.4(1)	Debt Settlement Agreement and Release with 681315 B.C. Ltd. with the Commission as an exhibit to Form 8-K dated July 29, 2021.
10.5(1)	Debt Forgiveness Agreement with Zahir Dhanani with the Commission as an exhibit to Form 8-K dated July 29, 2021.
10.6(1)	Debt Forgiveness Agreement with Topkapi International Investment Corp. with the Commission as an exhibit to Form 8-K dated July 29, 2021.
14.1(1)	Code of Ethics filed with the Commission as an exhibit to the Form 10-KSB on April 16, 2007
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act filed with the Commission as an exhibit to this Form 10-Q.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed with the Commission as an exhibit to this Form 10-Q.
101.INS(2)	XBRL Instance Document
101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase
101.LAB(2)	XBRL Taxonomy Extension Label Linkbase
101.DEF(2)	XBRL Taxonomy Extension Label Linkbase
101.CAL(2)	XBRL Taxonomy Extension Label Linkbase
101.SCH(2)	XB RL Taxonomy Extension Label Linkbase

(1)	Incorporated by reference to previous Company filings.
(2)

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

