Form 10-Q
period 2021-09-30
ARVANA INC
filed 2021-11-22
CIK 1113313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15D of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 2021.

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

Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.001 par value (the only class of voting stock), at November 19, 2021, was 34,148,518.

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

Arvana Inc.
Condensed Interim Balance Sheets

(Unaudited)

	September 30	December 31
	2021	2020
ASSETS
Current assets:
Cash	$19	$4,994
Total assets	$19	$4,994

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities (Note 5)	$39,176	$867,710
Convertible loan (Note 8)	—	107,800
Loans payable to stockholders (Note 3)	—	522,552
Loans payable to related party (Note 3)	200	130,677
Loans payable (Note 3)	—	74,664
Amounts due to related parties (Note 7)	35,298	352,651
Total current liabilities	74,674	2,056,054

Stockholders' deficiency
Common stock, $0.001 par value 500,000,000 authorized,34,148,518 and 4,610,670 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	34,149	4,611
Additional paid-in capital	35,956,574	21,290,189
Deficit	(36,062,042)	(23,972,524)
Total Stockholders' deficiency before treasury stock	(71,319)	(2,047,724)
Less: Treasury stock – 2,085 common shares at September 30, 2021 and December 31, 2020, respectively	(3,336)	(3,336)
Total stockholders’ deficiency	(74,655)	(2,051,060)
Total liabilities and stockholders’ deficit	$19	$4,994

The accompanying notes are an integral part of these condensed interim financial statements.

Arvana Inc.
Condensed Interim Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating expenses
General and administrative	4,740	12,224	11,854	35,382
Professional fees	42,798	5,149	64,005	23,105
Total operating expenses	$47,538	$17,373	$75,859	$58,487

Loss from operations	(47,538)	(17,373)	(75,859)	(58,487)

Interest expense	—	(13,318)	(19,122)	(39,441)
Foreign exchange gain (loss)	250	(36,900)	6,709	(11,512)
Other income (Note 9)	—	—	458,833	—
Loss on debt settlements (Note 5)	(12,460,079)	—	(12,460,079)	—

Net loss and comprehensive loss	$(12,507,367)	$(67,591)	$(12,089,518)	$(109,440)
Per common share information - basic and diluted:
Weighted average shares outstanding	27,085,120	2,005,070	12,103,727	1,700,291
Net loss per common shares – basic and diluted	$(0.46)	$(0.03)	$(1.00)	$(0.06)

The accompanying notes are an integral part of these condensed interim financial statements.

Arvana Inc.

Condensed Interim Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities
Net loss for the period	$(12,089,518)	$(109,440)

Items not involving cash:
Other income	(458,833)	—
Loss on debt settlements	12,460,079	—
Interest expense	19,122	39,441
Foreign exchange	(12,050)	11,512
Changes in non-cash working capital:
Accounts payable and accrued liabilities	24,960	18,904
Amounts due to related parties	34,940	8,148
Net cash used in operations	(21,300)	(31,435)

Cash flows from investing activities
Net cash used in investing activities	—	—

Cash flows from financing activities
Proceeds of loans payable	16,325	30,000
Net cash provided by financing activities	16,325	30,000

Change in cash	(4,975)	(1,435)
Cash, beginning of period	4,994	2,346
Cash, end of period	$19	$911

Supplementary information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these condensed interim financial statements.

6

Arvana Inc.

Supplemental Disclosure of Cash Flow Information

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Debt forgiveness included in amounts due to related parties, accounts payable and accrued liabilities (Note 9)	$458,833	$—
Shares issued for debt settlement (Note 5)	$14,065,923	$97,104

The accompanying notes are an integral part of these condensed interim financial statements.

Arvana Inc.

Statements of Stockholders' Deficiency

(Unaudited)

	Common Shares				Treasury
	Shares	Amount	Additional Paid-in Capital	Deficit	Shares	Amount	Total Stockholders’ Deficiency
Balance, December 31, 2019	1,034,030	1,034	21,283,517	(23,494,928)	(2,085)	(3,336)	(2,213,713)
Debt settlement	971,040	971	96,133				97,104
Net income for the period ended March 31, 2020		—		22,456		—	22,456
Balance, March 31, 2020	2,005,070	2,005	21,379,650	(23,472,472)	(2,085)	(3,336)	(2,094,153)
Net income for the period ended June 30, 2020		—	—	(64,305)		—	(64,305)
Balance, June 30, 2020	2,005,070	2,005	21,379,650	(23,536,777)	(2,085)	(3,336)	(2,158,458)
Net income for the period ended September 30, 2020		—	—	(67,591)		—	(67,591)
Balance, September 30, 2020	2,005,070	2,005	21,379,650	(23,604,368)	(2,085)	(3,336)	(2,226,049)
Debt settlement	2,605,600	2,606	540,539				543,145
Net income for the period ended December 31, 2020		—		(368,156)		—	(368,156)
Balance, December 31, 2020	4,610,670	4,611	21,920,189	(23,972,524)	(2,085)	(3,336)	(2,051,060)
Net income for the period ended March 31, 2021		—	—	(2,259)		—	(2,259)
Balance, March 31, 2021	4,610,670	4,611	21,920,189	(23,974,783)	(2,085)	(3,336)	(2,053,319)
Net income for the period ended June 30, 2021		—	—	420,108		—	420,108
Balance, June 30, 2021	4,610,670	4,611	21,920,189	(23,554,675)	(2,085)	(3,336)	(1,633,211)
Debt settlement	29,537,848	29,538	14,036,385				14,065,923
Net income for the period ended September 30, 2021		—		(12,507,367)		—	(12,507,367)
Balance, September 30, 2021	34,148,518	$34,149	$35,956,574	$(36,062,042)	(2,085)	$(3,336)	$(74,655)

The accompanying notes are an integral part of these condensed interim financial statements.

Arvana Inc.

Notes to Condensed Interim Financial Statements

September 30, 2021

(Unaudited)

1. Nature of Business and Ability to Continue as a Going Concern

The Company was incorporated in the State of Nevada on June 16, 1977, as “Turinco, Inc.”, and on July 24, 2006, changed its name to Arvana Inc. to reflect the acquisition of a telecommunications business. We discontinued efforts related to our telecommunications business as of December 31, 2009. The Company is presently focused on evaluating business opportunities for merger or acquisition sufficient to support operations and increase stockholder value.

We entered into a non-binding memorandum of understanding on March 17, 2016, with the intent of acquiring a fresh food manufacturer and distributor. On November 11, 2020, we notified the acquisition target that the Company was no longer interested in pursuing the acquisition of its business given the delays attendant to the prospective transaction.

On May 21, 2021, the Company entered into a non-binding term sheet with the intention of acquiring a multi-media platform and prospectively other businesses. The term sheet required that the owner of the acquisition target first secure voting control of the Company as pre-condition to his facilitating a transaction. The owner effectively secured voting control on June 30, 2021. On October 26, 2021, the Company entered into a recission agreement and mutual release with the owner of the intended acquisition due to being unable to agree on the structure of the prospective transaction.

These condensed interim financial statements have been prepared on a going concern basis, which assumes the realization of assets and the settlement of liabilities in the normal course of business.

For the nine-month period ended September 30, 2021, the Company recognized a net loss and realized a working capital deficiency, which deficiency raises substantial doubt about its ability to continue as a going concern. The Company will continue to require financial support from stockholders and creditors until able to generate its own cash flow from operations.

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

September 30, 2021

(Unaudited)

2. Summary of Significant Accounting Policies

a) Basis of presentation

The Company is in the process of evaluating business opportunities and has minimal operating expenses. Our fiscal year end is December 31. The accompanying condensed interim financial statements of Arvana Inc. for the three and nine months ended September 30, 2021 and 2020, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for financial information with the instructions to Form 10-Q and Regulation S-X. The condensed interim financial statements and notes appearing in this report should be read in conjunction with our audited financial statements and related notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“Commission”) on April 9, 2021. Results are not necessarily indicative of those which may be achieved in future periods.

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

The estimated fair values of the Company's financial instruments as of September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021			December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash	$19	$19	$4,994	$4,994
Accounts payable and accrued liabilities	39,176	39,176	867,710	867,710
Convertible loan	—	—	107,800	107,800
Loans payable to stockholders Loans payable to related party	—	—	522,522	522,522
Loans payable to related party	—	—	130,677	130,677
Loans payable	—	—	74,664	74,664
Amounts due to related parties	35,498	35,498	352,651	352,651

Arvana Inc.

Notes to Condensed Interim Financial Statements

September 30, 2021

(Unaudited)

2. Summary of Significant Accounting Policies (continued)

c) Financial instruments (continued)

The following table presents information about the assets that are measured at fair value on a recurring basis as of September 30, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	September 30, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$19	$19	$—	$—

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

Arvana Inc.

Notes to Condensed Interim Financial Statements

September 30, 2021

(Unaudited)

3. Loans Payable

As of September 30, 2021, the Company had loans outstanding of $nil (December 31, 2020 - $522,552: €225,000; CAD$ 60,000; $199,600) from stockholders; loans of $200 (December 31, 2020 – $130,677: CAD$ 27,600; $109,000) from a related party and loans of $nil (December 31, 2020 – $74,664: CAD$ 10,000; $66,810) from unrelated third parties. The majority of the historical loans bore interest at 6% per annum while $92,935 of the loans were non-interest bearing. The historical loans were made in 3 different currencies, Euros, Canadian Dollars and US Dollars. The balance of accrued interest of $nil and $515,263 is included in accounts payable and accrued expenses at September 30, 2021 and December 31, 2020, respectively. Interest expense recognized on these loans was $nil for the three months ended September 30, 2021, compared to $10,623 for the three months ended September 30, 2020, respectively. Interest expense recognized on these loans was $16,427 for the nine months ended September 30, 2021, compared to $31,356 for the nine months ended September 30, 2020, respectively.

On March 30, 2020, loans of $60,000 and corresponding accrued interest of $37,104 were settled by the issuance of 971,040 common shares pursuant to three debt settlement agreements dated March 3, 2020, March 4, 2020 and March 4, 2020, respectively.

During the period ended September 30, 2021, the Company extinguished $50,000 in loans payable to stockholders and corresponding accrued interest of $38,945.

On July 23, 2021, loans payable to stockholders of $480,960, and $74,762, respectively, loans payable to a related party of $130,947, accrued interest of $361,283 on loans payable to stockholders, and accrued interest of $89,124 on loans payable to a related party were settled by the issuance of 21,127,123 common shares pursuant to three debt settlement agreements dated April 1, 2021, and five debt settlement agreements dated June 30, 2021.

On July 23, 2021, accounts payable and accrued liabilities of $262,056 were settled by the issuance of 6,551,392 common shares pursuant to two debt settlement agreements dated June 30, 2021.

4. Stock Options

At September 30, 2021, and December 31, 2020, there were no stock options outstanding. No options were granted, exercised or expired during the period ended September 30, 2021 and during the year ended December 31, 2020.

5. Common stock

During the nine months ended September 30, 2021, the Company issued 29,537,848 shares of its restricted common stock with a fair value of $14,065,923 to settle $662,251 in accounts payable and accrued liabilities, $107,800 in convertible loans, $480,960 in loans payable to stockholders, $130,947 in loans payable to related party, $74,762 in loans payable, and $149,124 in amounts due to related parties (Notes 3, 7, 8, 10).

During the nine months ended September 30, 2020, the Company issued 971,040 shares of its common stock valued at $0.10 a share to settle $60,000 in loans and $37,104 in interest (Note 3). During the year ended December 31, 2020, the Company issued 3,576,640 common shares.

Arvana Inc.

Notes to Condensed Interim Financial Statements

September 30, 2021

(Unaudited)

6. Segmented Information

The Company has no reportable segments.

7. Related Party Transactions and Amounts Due to Related Parties

At September 30, 2021, and December 31, 2020, the Company had amounts due to related parties of $35,298 and $352,651, respectively.

A company controlled by our chief executive officer was owed $35,298 at September 30, 2021, and $3,487 at December 31, 2020. The amount due bears no interest, is unsecured, and hs no fixed terms for repayment. The Company incurred consulting fees of $55,461 (2020 - $11,888) to that company during the nine months ended September 30, 2021.

A former director was owed $nil at September 30, 2021, and $60,000 at December 31, 2020, for services rendered during 2007, that was settled on July 23, 2021 by the issuance of 1,500,000 common shares with a fair value of $714,300 resulting in a loss on debt settlement of $654,300, pursuant to a debt settlement agreement dated effective June 30, 2021.

A former director and related entities were owed $nil at September 30, 2021, and $579,088 at December 31, 2020 for loans, services rendered, accrued interest, and accounts payable and accrued liabilities.

During the period ended September 30, 2021, $220,071 ($130,947 in loans payable to related party and $89,124 in accrued interest on loans) was settled on July 23, 2021 by the issuance of 436,492 shares with a fair value of $207,857 resulting in a gain on debt settlement of $12,213, pursuant to a debt settlement agreement dated April 1, 2021

During the period ended September 30, 2021, amounts due to the the former director and related entities of $369,888 (2020 - $Nil 0) were forgiven pursuant to two debt forgiveness agreements dated June 30, 2021, that forgave $206,302 (Note 9) and $163,586 (Note 9) respectively recorded as other income.

Arvana Inc.

Notes to Condensed Interim Financial Statements

September 30, 2021

(Unaudited)

8. Convertible Loans

On May 18, 2016, the Company issued a convertible promissory note to CaiE that accrued 10% per annum, in exchange for $50,000, initially due on November 17, 2017. The note was convertible into the Company’s common stock, in whole or in part, at any time prior to maturity at the option of the holder, at $0.20 per share. Since the conversion price was lower than the closing share price on the issuance date, a beneficial conversion feature was recognized as a discount against the debt. The maturity date of the note was extended by amendment, to March 31, 2021, while all other terms of the note remained unchanged. The Company and CaiE agreed to a debt settlement agreement to extinguish these loans and accrued interest by the issuance of common shares. During the three and nine months ended September 30, 2021 and 2020, no discount was amortized as interest expense. Interest expense recognized on this loan was $nil for the three months ended September 30, 2021, compared to $1,250 for the three months ended September 30, 2020. Interest expense recognized on this loan was $1,250 for the nine months ended September 30, 2021, compared to $3,750 for the nine months ended September 30, 2020. As at September 30, 2021, and December 31, 2020, the balance of the note was $nil and $50,000, respectively.

On October 12, 2018, the Company issued a convertible note to CaiE that accrued 10% per annum, in exchange for a series of loans that totaled $57,800 initially due on October 11, 2019. The note was convertible into the Company’s common stock, in whole or in part, at any time prior to maturity at the option of the holder at $0.20 per share. Since the conversion price was lower than the closing share price on the issuance date, a beneficial conversion feature was recognized as a discount against the debt. The maturity date of the note was extended by amendment, to March 31, 2021, while all other terms of the note remained unchanged. The Company and CaiE agreed to a debt settlement agreement to extinguish these loans and accrued interest by the issuance of common shares. During the three months ended September 30, 2021 and 2020, $nil and $14,450 of the discount was amortized as interest expense and during the nine months ended September 30, 2021 and 2020, $nil and $43,350 of the discount was amortized as interest expense. Interest expense recognized on this loan was $nil for the three months ended September 30, 2021, compared to $1,445 for the three months ended September 30, 2020. Interest expense recognized on this loan was $1,445 for the nine months ended September 30, 2021, compared to $4,335 for the nine months ended September 30, 2020. As at September 30, 2021 and December 31, 2020, the balance of the note was $nil and $57,800, respectively.

On July 23, 2021, CaiE settled a total of $146,712 corresponding to convertible loans of $107,800, and accrued interest on convertible loans of $38,912 by the issuance of 359,333 common shares pursuant to a debt settlement agreement dated April 1, 2021.

9. Other Income

During the period ended September 30, 2021, the Company recognized other income in the amount of $458,833 corresponding to: (1) debt forgiveness of $206,302 included in amounts due to related parties (Note 7); (2) debt forgiveness of $163,586 included in accounts payable and accrued liabilities (Note 7); and (3) extinguishment of $88,945 (Note 3) in loans and accrued interest expense.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three and nine months ended September 30, 2021 and September 30, 2020.

Overview

The Company was incorporated in the State of Nevada on June 16, 1977, as “Turinco, Inc.” to engage in any legal undertaking. On July 24, 2006, the Company’s changed its name from Turinco, Inc. to Arvana Inc. on acquisition of Arvana Networks, Inc., a telecommunications business. We discontinued efforts related to that business as of December 31, 2009. Our present activities are focused on evaluating business opportunities that are sufficient to support operations and increase stockholder value.

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

Company

The Company entered into a non-binding term sheet on May 21, 2021, with Mr. Alkiviades David and our controlling stockholder with the intention of acquiring a multi-media platform and prospectively other businesses owned or controlled by Mr. David. The term sheet required that our controlling stockholder grant voting control over the Company to Mr. David as a pre-condition to his facilitating a transaction. On June 30, 2021, Mr. David effectively secured voting control over the Company. Due to a disgreement over the structure of the intended transaction, the Company entered into a recission agreement and mutual release with Mr. David on October 26, 2021. The agreement to abandon the intentions of the term sheet included Mr. David’s revocation of the proxies granted to him, which action returned control of the Company to our controlling stockholder, and led to the resignation of two of our directors.

On March 17, 2016, we entered into a non-binding memorandum of understanding with CaiE Food Partnership Ltd. (“CaiE”) for the purpose of acquiring it as a wholly-owned subsidiary. CaiE is in the business of manufacturing and distributing fresh Dim Sum food products from a facility based in Sparks, Nevada. While CaiE loaned the Company $174,610 over nearly five years to sustain operations, it was unable to deliver the information necessary to complete the transaction. On November 11, 2020, CaiE was notified that the Company would no longer pursue the acquisition of its business. Effective April 1, 2021, the Company entered into a debt settlement agreement pursuant to which all amounts due to CaiE were extinguished in exchange for shares of the Company’s restricted common stock.

Plan of Operation

Our present activities are focused on evaluating business opportunities that are sufficient to support operations and increase stockholder value. While this process remains in the discovery phase, the Company will continue to look to its stockholders and creditors for sufficient financial support to sustain operations though we have no assurance that our stockholders or creditors will respond positively to the Company’s efforts.

Results of Operations

During the three and nine months ended September 30, 2021, the Company satisfied periodic public disclosure requirements, continued its search for a suitable business enterprise that might enhance stockholder value and executed a non-binding term sheet with Mr. David.

Operations for the three and nine months ended September 30, 2021 and 2020, are summarized in the following table.

	Three months Ended September 30, 2021	Three months Ended September 30, 2020	Nine months Ended September 30, 2021	Nine months Ended September 30, 2020
Operating Expenses
General and administrative	$(4,740)	$(12,224)	$(11,854)	$(35,382)
Professional fees	(42,798)	(5,149)	(64,005)	(23,105)
Loss from Operations	(47,538)	(17,373)	(75,859)	(58,487)
Interest expense	—	(13,318)	(19,122)	(39,441)
Foreign exchange gain (loss)	249	(36,900)	6,708	(11,512)
Other income	—	—	458,833	—
Loss on debt settlements	(12,460,079)	—	(12,460,079)	—
Net loss for the period	$(12,507,367)	$(67,591)	$(12,089,518)	$(109,440)

Net Losses

Net loss for the three-month period ended September 30, 2021, was $12,507,367 as compared to a net loss of $67,591 for the three-month prior period ended September 30, 2020. The increase in net loss over the comparative three-month periods can be attributed to loss on debt settlements, and professional fees, offset by a decrease in general administrative expenses, the elimination of interest expense and a foreign exchange gain over the prior comparable three-month period. The loss on debt settlements is due to the settlement values for stock issued that were less than the market value of the stock on the settlement dates, while the increase in professional fees is the result of amounts accrued in the preparation of coincident settlement documentation and in the conduct of requisite due diligence in relation to a prospective acquisition. The elimination of interest expense is the result of the debt settlements, and the transition from foreign exchange loss to foreign exchange gain is due to a decrease in the value of foreign currencies against the US dollar that impacts the cost of expenses paid in foreign currencies.

Net loss for the nine-month period ended September 30, 2021, was $12,089,518 as compared to net loss of $109,440 for the nine-month period ended September 30, 2020. The increase in net loss over the comparative nine-month periods can be attributed to loss on debt settlements, professional fees, and interest expense, offset by other income, a decrease in general administrative expenses, and a foreign exchange gain over the comparable prior nine-month period. The loss on debt settlements is due to the settlement values for stock issued that were less than the market value of the stock on the settlement dates, the increase in professional fees is the result of amounts accrued in the preparation of coincident settlement documentation and in the conduct of requisite due diligence in relation to a prospective acquisition, while the interest expense reflects the expense of debt obligations prior to settlement. Other income is the result of debt forgiveness agreements, and the transition from foreign exchange loss to foreign exchange gain is due to a decrease in the value of foreign currencies against the US dollar that impacts the cost of expenses paid in foreign currencies.

The Company did not generate revenue during either of these periods and expects to continue to incur losses over the next twelve months until such time as it is able to secure a business that generates income.

Capital Expenditures

The Company expended no amounts on capital expenditures for the nine-month period ended September 30, 2021.

Liquidity and Capital Resources

Since inception, we have experienced significant changes in liquidity, capital resources, and stockholders’ deficiency.

The Company had assets of $19 in cash as of September 30, 2021, with a working capital deficit of $74,655, as compared to assets of $4,994 in cash as of December 31, 2020, with a working capital deficit of $2,051,060. Stockholders' deficit in the Company was $74,655 at September 30, 2021, as compared to a stockholder’s deficit of $2,051,060 at December 31, 2020.

Cash Used in Operating Activities

Cash flow used in operating activities for the nine-month period ended September 30, 2021 was $21,100 as compared to cash flow used of $31,435 for the nine-month period ended September 30, 2020. Changes in cash used in operating activities in the current nine-month period can be attributed to a number of book expense items that do not affect the total amount relative to actual cash used, such as unrealized foreign exchange, other income, loss on debt settlements and interest expense. Balance sheet accounts that actually affect cash, but are not income statement related that are added or deducted to arrive at cash used in operating activities, include accounts payable and amounts due to related parties.

We expect to continue to use cash flow in operating activities over the next twelve months or until such time as the Company can generate sufficient revenue to offset the cost of operating activities.

Cash Used in Investing Activities

Cash used in investing activities over the nine-month periods ended September 30, 2021, and September 30, 2020, was $nil.

We do not expect to use cash in investing activities until we are able to conclude a definitive agreement with a viable business opportunity.

Cash Flows from Financing Activities

Cash flow provided by financing activities for the nine-months ended September 30, 2021, was $16,325 as compared to $30,000 for the nine-months ended September 30, 2020. Cash flows provided from financing activities over the comparative nine-month periods are considered loans from CaiE.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we have no significant off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

Going Concern

Management has expressed an opinion as to the Company’s ability to continue as a going concern given an accumulated deficit of $36,062,042 and negative cash flows from operating activities as of September 30, 2021. Our ability to continue as a going concern requires that we procure funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes obtaining funding from the private placement of equity or debt financing, converting existing debt to equity, and otherwise settling outstanding amounts due in agreement with its creditors. Management believes that it will remain a going concern through the methods discussed above pending closure with an income generating business opportunity though there can be no assurances that continuation as a going concern will prove successful.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the acting chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including its chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2021, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors

Not required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None, other than as previously reported on Form 8-K.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Board of Directors

Effective November 15, 2021, the Company’s board of directors (“Board”) appointed Sir John Baring to serve on the Board until the next annual meeting of its stockholders for the election of directors. Sir John Baring has previously served as chief executive officer (May 26, 2005 - October 17, 2005), director (May 26, 2005 – June 30, 2021) and chairman of the Board (October 17, 2005 – June 30, 2021). He brings more than 30 years of banking and investing experience to the Board. Since June 2002, Sir John has acted as a managing member of Mercator Management LLC, a leading fund management company.

The Company has determined that Sir John Baring will serve as head of its audit committee and has not entered into, nor does it expect to enter into, any transaction with Sir John Baring in which he had or will have a direct or indirect material interest, except a debt settlement agreement dated effective June 30, 2021.

Sir John is neither a party to, nor a participant in, any material plan, contract or arrangement whose appointment to the Board could act as a triggering event, modification, grant, or award under any existing plan, contract or arrangement.

Effective November 18, 2021, the Board appointed Shawn Teigen to serve as a director until the next annual meeting of its stockholders for the election of directors. Teigen has previously served as a Company director (June 25, 2013 – June 30, 2021). He has been providing consulting services to early-stage businesses for the past 15 years. He currently serves as the Vice President and Research Director of Utah Foundation, a non-profit, non-partisan, public policy research organization. Mr. Teigen has also taught a policy research desgin course for the past five years as a faculty member in the University of Utah's Master of Public Policy program. He spent two years in Kazakhstan as a U.S. Peace Corps volunteer. Mr. Teigen holds a Master of Public Policy and a BS in Management from the University of Utah. He also serves on the board of directors of certain public-sector and non-profit organizations.

The Company has determined that Mr. Teigen will serve as a member of its audit committee and has not entered into, nor does it expect to enter into, any transaction with Mr. Teigen in which he had or will have a direct or indirect material interest.

Mr. Teigen is neither a party to, nor a participant in, any material plan, contract or arrangement whose appointment to the Board could act as a triggering event, modification, grant, or award under any existing plan, contract or arrangement.

Covid 19

The World Health Organization declared coronavirus COVID-19 a global pandemic in March 2020. COVID-19 is a contagious disease that continues to spread despite the introduction of effective vacines, affecting workforces, economies, and financial markets, which contagion may result in an economic downturn. None can predict the duration or magnitude of the adverse results connected to COVID-19, nor can anyone predict the effect, if any, COVID-19 will have on the Company’s ability to sustain operations.

Item 6.  Exhibits

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 23 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARVANA INC.

By:	/s/ Ruairidh Campbell
Ruairidh Campbell, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Date:	November 19, 2021

INDEX TO EXHIBITS

Regulation S-K Number	Exhibit
3.1(1)	Amended and Restated Articles of Incorporation filed with the Commission as an exhibit to the Schedule 14C dated February 2, 2021.
3.2(1)	Amended and Restated Bylaws filed with the Commission as an exhibit to the Form 10-SB dated May 24, 2000.
10.1(1)	Debt Settlement Agreement and Release with Zahir Dhanani filed with the Commission as an exhibit to Form 8-K dated July 29, 2021.
10.2(1)	Debt Settlement Agreement and Release with CaiE Foods Partnership Ltd. filed with the Commission as an exhibit to Form 8-K dated July 29, 2021.
10.3(1)	Debt Settlement Agreement and Release with Valor Invest Ltd. filed with the Commission as an exhibit to Form 8-K dated July 29, 2021.
10.4(1)	Debt Settlement Agreement and Release with 681315 B.C. Ltd. with the Commission as an exhibit to Form 8-K dated July 29, 2021.
10.5(1)	Debt Forgiveness Agreement with Zahir Dhanani with the Commission as an exhibit to Form 8-K dated July 29, 2021.
10.6(1)	Debt Forgiveness Agreement with Topkapi International Investment Corp. with the Commission as an exhibit to Form 8-K dated July 29, 2021.
14.1(1)	Code of Ethics filed with the Commission as an exhibit to the Form 10-KSB on April 16, 2007
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act filed with the Commission as an exhibit to this Form 10-Q.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed with the Commission as an exhibit to this Form 10-Q.
101.INS(2)	XBRL Instance Document
101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase
101.LAB(2)	XBRL Taxonomy Extension Label Linkbase
101.DEF(2)	XBRL Taxonomy Extension Label Linkbase
101.CAL(2)	XBRL Taxonomy Extension Label Linkbase
101.SCH(2)	XB RL Taxonomy Extension Label Linkbase

(1)	Incorporated by reference to previous Company filings.
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

