Form 10-K
period 2021-12-31
ARVANA INC
filed 2022-04-21
CIK 1113313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021.

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

Yes ☒  No ☐

The aggregate market value of the registrant’s common stock, $0.001 par value (the only class of voting stock), held by non-affiliates (6,217,189 shares) was $1,256,494 based on the average of the bid and ask price ($0.2021) for the common stock on April 19, 2022.

At April 19, 2022, the number of shares outstanding of the registrant’s common stock, $0.001 par value (the only class of voting stock), was 34,148,518.

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

Company

The Company entered into a non-binding term sheet on May 21, 2021, with Mr. Alkiviades David and our controlling stockholder with the intention of acquiring a multi-media platform. The term sheet required that our controlling stockholder grant voting control over the Company to Mr. David as a pre-condition to his facilitating a transaction. On June 30, 2021, Mr. David effectively secured voting control. Due to a disgreement over the structure of the intended transaction, the Company entered into a recission agreement and mutual release with Mr. David on October 26, 2021. The agreement to abandon the intentions of the term sheet included Mr. David’s revocation of the proxies granted to him, which action reverted voting control to our controlling stockholder, and led to the resignation of two of our directors.

On March 17, 2016, we entered into a non-binding memorandum of understanding with CaiE Food Partnership Ltd. (“CaiE”) with the intention of acquiring a fresh foods manufacturing and distribution business. CaiE loaned the Company $174,610 over nearly five years to sustain our operations but was unable to deliver the information necessary to complete the transaction. On November 11, 2020, CaiE was notified that the Company would no longer pursue the acquisition of its business. Effective April 1, 2021, the Company entered into a debt settlement agreement pursuant to which all amounts due to CaiE were extinguished in exchange for shares of the Company’s restricted common stock.

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

Employees

Our sole, part time employee serves as our chief executive officer, chief financial officer and as a director. We look to Mr. Campbell for his entrepreneurial skills to steer the Company in its efforts to identify a suitable transaction. He uses consultants, attorneys and accountants as necessary and has no intention of engaging any additional employees in the near term.

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

The following table indicates the high and low bid prices of our common shares during the periods indicated:

QUARTER ENDED	HIGH BID	LOW BID
December 31, 2021	$0.88	$0.126
September 30, 2021	$2.71	$0.39
June 30, 2021	$0.449	$0.15
March 31, 2021	$0.458	$0.17
December 31, 2020	$0.22	$0.145
September 30, 2020	$0.35	$0.1275
June 30, 2020	$0.15	$0.12
March 31, 2020	$0.20	$0.12

The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Capital Stock

The following is a summary of the material terms of the Company’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of December 31, 2021, there were 64 stockholders of record holding a total of 34,148,518 shares of fully paid and non-assessable common stock of the 500,000,000 shares of common stock, par value $0.001, authorized. The board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Warrants

As of December 31, 2021, the Company had no outstanding warrants to purchase its common stock.

Stock Options

As of December 31, 2021, the Company had no outstanding stock options to purchase shares of its common stock.

Convertible Securities

As of December 31, 2021, the Company had convertible loans in the principal amount of $nil (2020 - $107,800).

Securities Authorized for Issuance Under Equity Compensation Plans

The Company had no securities authorized for issuance under any equity compensation plan as of December 31, 2021.

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

The Company had not repurchased any shares of its common stock during the year ended December 31, 2021.

Trading Information

The Company’s transfer agent is:

Issuer Direct Corporation

500 Perimeter Park Drive Suite D

Morrisville NC 27560

(919) 481-4000

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

Discussion and Analysis

Our present activities are focused on evaluating business opportunities that are sufficient to support operations and increase stockholder value. While this process remains in the discovery phase, the Company will look to its stockholders and creditors for sufficient financial support to sustain operations. We will require a minimum of $50,000 in funding over the next 12 months. Funding will likely take the form of unsecured debt or equity financing, provided by stockholders, creditors and third parties. We have no assurance that our stockholders or creditors will respond positively to these efforts and have no financing committed at this time. Given these uncertainties, there is substantial doubt as to whether the Company will be able to sustain operations in the near term.

Results of Operations

During the year ended December 31, 2021, the Company satisfied periodic public disclosure requirements, settled debt, secured forgiveness of debt, relied on the statutory discharge of debt, secured a loan from our controlling stockholder to sustain operations, anticipated the now abandoned acquisition of a media platform, and continued its search for a suitable business enterprise.

Our operations for the years ended December 31, 2021 and 2020 are summarized in the following table.

	2021	2020
Operating Expenses:
General and administration	(15,608)	(38,037)
Professional fees	(87,096)	(40,318)
Loss from Operations	(102,704)	(78,355)
Interest expense	(19,207)	(51,902)
Foreign exchange gain (loss)	6,708	(64,753)
Loss on debt settlement	(12,460,079)	(282,586)
Other income	458,833	—
Net Income (Loss) for the Year	$(12,116,448)	$(477,596)

Net Income (Loss)

Net loss for the year ended December 31, 2021, was $12,116,448 as compared to net loss of $477,596 for the year ended December 31, 2020. The increase in net loss in the current twelve month period is attributed to a loss on debt settlements as the values for stock issued in settlement were less than the market value of the stock on the respective settlement dates, and the increase in professional fees due to the preparation of coincident settlement documentation, due diligence, and documentation tied to the abandoned acquisition, offset by other income from debt forgiveness agreements and the statutory discharge of debts, a foreign exchange gain due to a decrease in the value of foreign currencies against the US dollar, and a decrease in general administrative and interest expenses.

We did not generate revenue during this period and expect to continue to incur losses over the next twelve months until such time as we are able to secure a business opportunity that generates income.

Capital Expenditures

The Company expended no amounts on capital expenditures for the year ended December 31, 2021.

Liquidity and Capital Resources

Since inception, the Company has experienced significant changes in liquidity, capital resources, and stockholders’ deficit.

The Company had assets of $3,340 as of December 31, 2021, that consisted solely of cash and a working capital deficit of $101,585, as compared to assets of $4,994 as of December 31, 2020, that consisted solely of cash and a working capital deficit of $2,051,060 as of December 31, 2020. Net stockholders' deficiency in the Company was $101,585 at December 31, 2021, as compared to a net stockholders' deficiency in the Company of $2,051,060 at December 31, 2020.

Cash Used in Operating Activities

Net cash used in operating activities for the twelve month period ended December 31, 2021 was $33,579 as compared to net cash used in operating activities of $37,352 for the twelve month period ended December 31, 2020. Net cash used in operating activities in the current period can be attributed to a number of book expense items that do not affect the total amount relative to actual cash used, such as unrealized foreign exchange loss, other income, loss on debt settlements, other income and interest expense. Balance sheet accounts that actually affect cash, but are not income statement related that are added or deducted to arrive at cash used in operating activities, include accounts payable and amounts due to related parties.

We expect to continue to use net cash in operating activities over the next twelve months or until such time as the Company can generate sufficient revenue to transition to providing net cash from operations.

Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2021, and December 31, 2020, was $nil.

We do not expect to use net cash in investing activities until such time as a transaction is concluded through merger, acquisition or development of viable business opportunity.

Cash Flows from Financing Activities

Cash flow provided by financing activities for the year ended December 31, 2021 was $31,925, as compared to $40,000 for the year ended December 31, 2020. Cash flows provided from financing activities in the current period consist of loans from a controlling stockholder.

We expect to continue to use net cash provided by financing activities to maintain operations.

The Company’s current assets are insufficient to conduct its plan of operation over the next twelve (12) months as it will need at least $50,000 to sustain operations while seeking a suitable business opportunity. While the Company will look to its stockholders and creditors to provide debt or equity financing to secure those amounts necessary, it has no definitive commitments or arrangements for financial support. The Company’s inability to secure funding will have a material adverse effect on its ability to sustain operations.

The Company does not intend to pay cash dividends in the foreseeable future.

The Company had no lines of credit or other bank financing arrangements as of December 31, 2021.

The Company had no commitments for future capital expenditures at December 31, 2021.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off-Balance Sheet Arrangements

As of December 31, 2021, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Future Financings

We will continue to rely on debt or equity sales of our common stock and the foreberance of existing creditors to continue our business even though we have secured no commitments to date for future financial support.

Critical Accounting Policies

In Note 2 to the audited financial statements for the years ended December 31, 2021 and 2020, included in our Form 10-K, the Company discusses accounting policies that are considered to be significant in determining results of operations and the currency of its financial position. The Company believes that the accounting principles utilized by it conform to Accounting Principles Generally Accepted in the United States (GAAP).

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

Going Concern

Management has expressed an opinion as to the Company’s ability to continue as a going concern given an accumulated deficit of $36,088,972 and negative cash flows from operating activities as of December 31, 2021. Our ability to continue as a going concern requires that we procure funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes obtaining funding from the private placement of equity or debt financing, converting existing debt to equity, and otherwise settling outstanding amounts due in agreement with its creditors. Management believes that it will remain a going concern through the methods discussed above pending closure with an income generating business opportunity though there can be no assurances that continuation as a going concern will prove successful.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the year ended December 31, 2021, as set forth below, are included with this Annual Report on Form 10-K. Our audited financial statements are prepared on the basis of accounting principles generally accepted in the United States and are expressed in U.S. dollars.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of Arvana Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Arvana Inc. (the “Company”) as of December 31, 2021 and 2020, and the related statements of operations and comprehensive income (loss), changes in stockholders’ deficiency, and cash flows for the years ended December 31, 2021 and 2020, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Arvana Inc. as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

We determined that there are no critical audit matters.

We have served as the Company’s auditor since 2005.

/s/ DAVIDSON & COMPANY LLP

Chartered Professional Accountants

Vancouver, Canada

#731

April 19, 2022

Arvana Inc.
Balance Sheets

(Expressed in US Dollars)

	December 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash	$3,340	$4,994
Total assets	$3,340	$4,994

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	$54,931	$867,710
Convertible loans (Note 9)	—	107,800
Loans payable to stockholders (Note 3)	15,500	522,552
Loans payable to related party (Note 3)	300	130,677
Loans payable (Note 3)	—	74,664
Amounts due to related parties (Note 8)	34,194	352,651
Total current liabilities	104,925	2,056,054

Stockholders' deficiency
Common stock, $0.001 par value 500,000,000 authorized, 34,148,518 and 4,610,670 shares issued and outstanding at December 31, 2021 and 2020, respectively	34,149	4,611
Additional paid-in capital	35,956,574	21,290,189
Deficit	(36,088,972)	(23,972,524)
Total Stockholders' deficiency before treasury stock	(98,249)	(2,047,724)
Less: Treasury stock – 2,085 common shares at December 31, 2021 and 2020, respectively	(3,336)	(3,336)
Total stockholders’ deficiency	(101,585)	(2,051,060)
Total liabilities and stockholders’ deficit	$3,340	$4,994

The accompanying notes are an integral part of these financial statements.

Arvana Inc.
Statements of Operations and Comprehensive Income (Loss)
(Expressed in US Dollars)

	For the years ended
	December 31,
	2021	2020
Operating expenses
General and administrative	$15,608	$38,037
Professional fees	87,096	40,318
Total operating expenses	102,704	78,355
Loss from operations	(102,704)	(78,355)
Interest expense (Notes 3 and 9)	(19,207)	(51,902)
Foreign exchange gain (loss)	6,708	(64,753)
Loss on debt settlement (Note 3)	(12,460,079)	(282,596)
Other income (Note 10)	458,833	—
Net income and comprehensive income (loss)	$(12,116,448)	$(477,596)

Per common share information – basic and diluted:
Weighted average shares outstanding - basic	1,876,218	1,876,218
Net income per common share – basic	$(0.25)	$(0.25)
Weighted average shares outstanding - diluted	17,720,619	1,876,218
Net income per common share – diluted	$(0.68)	$(0.25)

The accompanying notes are an integral part of these financial statements.

Arvana Inc.
Statements of Cash Flows
(Expressed in US Dollars)

	For the years ended
	December 31,
	2021	2020
Operating activities
Net income (loss) for the year	$(12,116,448)	$(477,596)

Items not involving cash:
Interest expense	19,207	51,902
Foreign exchange loss	(21,852)	64,892
Loss on debt settlement	12,460,079	282,586
Other income (Note 10)	(458,833)	—
Changes in non-cash working capital:
Accounts payable and accrued liabilities	43,787	28,317
Amounts due to related parties	40,481	12,547
Net cash used in operations	(33,579)	(37,352)

Investing activities
Net cash used in investing activities	—	—

Financing activities
Proceeds of loans payable (Note 3)	31,925	40,000
Net cash provided by financing activities	31,925	40,000

Increase (decrease) in cash	(1,654)	2,648
Cash, beginning of year	4,994	2,346
Cash, end of year	$3,340	$4,994

Supplementary information:
Cash paid for interest	$—	$—
Cash paid for income taxes paid	$—	$—
Debt forgiveness included in amounts due to related parties, accounts payable and accrued liabilities (Note 8)	$458,833	$—
Shares issued in settlement of debt included in accounts payable and accrued liabilities (Note 3)	—	$224,496
Shares issued in settlement of debt included in loans payable (Note 3)	$—	$133,168

The accompanying notes are an integral part of these financial statements.

Arvana Inc.
Statements of Stockholders' Deficiency
(Expressed in US Dollars)

	Common Shares				Treasury
	Shares	Amount	Additional Paid-in Capital	Deficit	Shares	Amount	Total Stockholders’ Deficiency
Balance, December 31, 2019	1,034,030	1,034	21,283,517	(23,494,928)	(2,085)	(3,336)	(2,213,713)
Debt settlement	3,576,640	3,577	636,672				640,249
Net income for the year ended December 31, 2020				(477,596)	—	—	(477,596)
Balance, December 31, 2020	4,610,670	4,611	21,920,189	(23,972,524)	(2,085)	(3,336)	(2,051,060)
Debt settlement	29,537,848	29,538	14,036,385				14,065,923
Net income for the year ended December 30, 2021				(12,116,448)	—	—	(12,116,448)
Balance, December 31, 2021	34,148,518	$34,149	$35,956,574	$(36,088,972)	(2,085)	$(3,336)	$(101,585)

The accompanying notes are an integral part of these financial statements.

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

On May 21, 2021, the Company entered into a non-binding term sheet with the intention of acquiring a multi-media platform. The term sheet required that the owner of the acquisition target first secure voting control of the Company as pre-condition to his facilitating a transaction. The owner effectively secured voting control on June 30, 2021. On October 26, 2021, the Company entered into a recission agreement and mutual release with the owner of the intended acquisition, the parties being unable to agree on the structure of the prospective transaction.

The reporting currency and functional currency of the Company is the United States dollar (“US Dollar”) and the accompanying financial statements have been expressed in US Dollars.

These financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. For the year ended December 31, 2021, the Company recognized net loss of $12,116,448. At December 31, 2021, the Company had a working capital deficiency of $101,585. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

2. Summary of Significant Accounting Policies

a) Basis of presentation

The Company is in the process of evaluating business opportunities and has minimal operating expenses. Our fiscal year end is December 31. The accompanying financial statements of Arvana Inc. for the years ended December 31, 2021 and 2020 have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for financial information with the instructions to Form 10-K and Regulation S-K. Results are not necessarily indicative of results which may be achieved in the future.

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

e) Cash equivalents

The Company considers all highly-liquid investments, with terms to maturity of three months or less when acquired, to be cash equivalents. The Company did not have any cash equivalents as at December 31, 2021.

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

The estimated fair values of the Company's financial instruments as of December 31, 2021 and December 31, 2020 follows:

	December 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash	$3,340	$3,340	$4,994	$4,994
Accounts payable and accrued liabilities	54,931	54,931	867,710	867,710
Convertible loans	—	—	107,800	107,800
Loans payable to stockholders	15,500	15,500	522,552	522,552
Loans payable to related party	300	300	130,677	130,677
Loans payable	—	—	74,664	74,664
Amounts due to related parties	$34,194	$34,194	$352,651	$352,651

The following table presents information about the assets that are measured at fair value on a recurring basis as of December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$3,340	$3,340	$—	$—

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

k) Earnings (loss) per share

Basic earnings (loss) per share are computed using the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share are computed using the weighted average number of common shares and potentially dilutive common stock equivalents, including stock options and warrants. There were no outstanding stock options or warrants as at December 31, 2021 and 2020.

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

3. Loans Payable

As of December 31, 2021, the Company had loans outstanding of $15,500 (December 31, 2020 - $522,552: €225,000; CAD$ 60,000; $199,600) from stockholders; loans of $300 (December 31, 2020 – $130,677: CAD$ 27,600; $109,000) from a related party and loans of $nil (December 31, 2020 – $74,664: CAD$ 10,000; $66,810) from unrelated third parties. The majority of the historical loans bore interest at 6% per annum while $92,935 of the loans were non-interest bearing. The historical loans were made in 3 different currencies, Euros, Canadian Dollars and US Dollars. The current loan outstanding bears interest at 5% per annum. The balance of accrued interest of $85 and $515,263 is included in accounts payable and accrued liabilities at December 31, 2021 and December 31, 2020, respectively. Interest expense recognized on these loans was $19,207 for the year ended December 31, 2021, compared to $51,902 for the year ended December 31, 2020, respectively.

On March 30, 2020, loans of $60,000 and corresponding interest of $37,104 were settled by the issuance of 971,040 common shares pursuant to three debt settlement agreements dated March 3, 2020, March 4, 2020 and March 4, 2020. The Company recorded a loss on settlement of debt of $19,421.

During the year ended December 31, 2021, the Company extinguished $50,000 in loans payable to stockholders and corresponding accrued interest of $38,945.

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

4. Stock Options

At December 31, 2021, and December 31, 2020, there were no stock options outstanding. No options were granted, exercised or expired during the year ended December 31, 2021, or the year ended December 31, 2020.

5. Common Stock

During the year ended December 31, 2021, the Company issued 29,537,848 shares of its restricted common stock with a fair value of $14,065,923 to settle $662,251 in accounts payable and accrued liabilities, $107,800 in convertible loans, $480,960 in loans payable to stockholders, $130,947 in loans payable to related party, $74,762 in loans payable, and $149,124 in amounts due to related parties (Notes 3, 8, 9, 10).

During the year ended December 31, 2020, the Company issued 3,576,640 shares.

6. Segmented Information

The Company has no reportable segments.

7. Income Taxes

Income tax benefits attributable to losses from operations in the United States of America was $Nil for the years ended December 31, 2021 and 2020, and differed from the amounts computed by applying the United States of America combined federal and Utah tax rate of 24.91% to pretax losses from operations as a result of the following:

	2021	2020
Income (loss) for the year before income taxes	$(12,116,448)	$(477,596)

Computed expected tax expense (benefit)	$(3,018,268)	$(118,972)
Non-deductible expenses	3,102,197	86,519
Change in tax rates	—	—
True up of prior-year provision to statutory tax returns	23,150	(41,753)
Change in valuation allowance	(107,079)	74,206
Income tax expense	$—	$—

The Company’s deferred tax assets that have not been recognized are as follows:

Start-up costs	$196,402	$303,476
Valuation allowance	(196,402)	(303,476)
Deferred tax assets (liabilities)	$—	$—

A full valuation allowance has been provided because the Company has a history of losses as evidenced by its accumulated deficit. At December 31, 2021, and December 31, 2020, the Company had deductible temporary differences of $788,429 and $1,218,267, respectively.

8. Related Party Transactions and Amounts Due to Related Parties

At December 31, 2021, and December 31, 2020, the Company had amounts due to related parties of $34,494 and $352,651, respectively.

A company controlled by our chief executive officer was owed $34,494 at December 31, 2021, and $3,488 at December 31, 2020. The amount due bears no interest, is unsecured, and has no fixed terms for repayment. The Company incurred advisory fees of $64,482 (2020 - $11,888) to that company during the year ended December 31, 2021.

A former director was owed $nil at December 31, 2021, and $60,000 at December 31, 2020, for services rendered during 2007, that was settled on July 23, 2021 by the issuance of 1,500,000 common shares with a fair value of $712,800 resulting in a loss on debt settlement of $652,800, pursuant to a debt settlement agreement dated effective June 30, 2021.

A former director and related entities were owed $nil at December 31, 2021, and $579,088 at December 31, 2020 for loans, services rendered, accrued interest, and accounts payable and accrued liabilities.

During the year ended December 31, 2021, $220,071 ($130,947 in loans payable to related party and $89,124 in accrued interest on loans) was settled on July 23, 2021, by the issuance of 436,492 shares with a fair value of $207,421 resulting in a gain on debt settlement of $12,650, pursuant to a debt settlement agreement dated April 1, 2021.

During the year ended December 31, 2021, amounts due to the the former director and related entities of $369,888 (2020 - $Nil) were forgiven pursuant to two debt forgiveness agreements dated June 30, 2021, that forgave $206,302 (Note 10) and $163,586 (Note 10) respectively recorded as other income.

9. Convertible Loans

On May 18, 2016, the Company issued a convertible promissory note to CaiE that accrued 10% per annum, in exchange for $50,000, initially due on November 17, 2017. The note was convertible into the Company’s common stock, in whole or in part, at any time prior to maturity at the option of the holder, at $0.20 per share. Since the conversion price was lower than the closing share price on the issuance date, a beneficial conversion feature was recognized as a discount against the debt. The maturity date of the note was extended by amendment, to March 31, 2021, while all other terms of the note remained unchanged. The Company and CaiE agreed to a debt settlement agreement to extinguish these loans and accrued interest by the issuance of common shares. During the year ended December 31, 2021 and 2020, no discount was amortized as interest expense. Interest expense recognized on this loan was $1,250 for the year ended December 31, 2021, compared to $5,000 for the year ended December 31, 2020. As at December 31, 2021, and December 31, 2020, the balance of the note was $nil and $50,000, respectively.

On October 12, 2018, the Company issued a convertible note to CaiE that accrued 10% per annum, in exchange for a series of loans that totaled $57,800 initially due on October 11, 2019. The note was convertible into the Company’s common stock, in whole or in part, at any time prior to maturity at the option of the holder at $0.20 per share. Since the conversion price was lower than the closing share price on the issuance date, a beneficial conversion feature was recognized as a discount against the debt. The maturity date of the note was extended by amendment, to March 31, 2021, while all other terms of the note remained unchanged. The Company and CaiE agreed to a debt settlement agreement to extinguish these loans and accrued interest by the issuance of common shares. During the nine months ended December 31, 2021 and 2020, $nil and $57,800 of the discount was amortized as interest expense. Interest expense recognized on this loan was $1,445 for the year ended December 31, compared to $5,780 for the year ended December 31, 2020. As at December 31, 2021 and December 31, 2020, the balance of the note was $nil and $57,800, respectively.

On July 23, 2021, CaiE settled a total of $146,712 corresponding to convertible loans of $107,800, and accrued interest on convertible loans of $38,912 by the issuance of 359,333 common shares pursuant to a debt settlement agreement dated April 1, 2021.

10. Other Income

During the year ended December 31, 2021, the Company recognized other income in the amount of $458,833 corresponding to: (1) debt forgiveness of $206,302 included in amounts due to related parties (Note 7); (2) debt forgiveness of $163,586 included in accounts payable and accrued liabilities (Note 7); and (3) extinguishment of $88,945 (Note 3) in loans and accrued interest expense.

11. Subsequent Events

The Company evaluated its December 31, 2021, financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements except as provided below:

On April 19, 2022, the Company secured a loan of $20,244 pursuant to a credit agreement dated November 15, 2021, as amended, and a credit note in even amount was provided to the lender.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and such information was not accumulated and communicated to management, including its chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013), to determine whether there existed material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. The assessment identified a material weakness in internal control over financial reporting. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

The matter involving internal control over financial reporting that our management considers to be a material weakness is its failure to segregate the duties of chief executive officer and chief financial officer, which failure could result in inadequate implementation and review of financial reporting control procedures.The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with his review of our financial statements as of December 31, 2021.

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

Changes in internal control over financial reporting

During the year ended December 31, 2021, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

9B. OTHER INFORMATION

Not applicable.

9C. Disclosure Regarding Foreign Jurisdications that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of the Company:

Name	Age	Position
Sir John Baring	75	Chairman of the Board of Directors
Ruairidh Campbell	58	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director
Shawn Teigen	49	Director

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years:

Sir John Baring served as chief executive officer of the Company between May 26, 2005, and October 17, 2005. He was appointed as a director on May 26, 2005, and as chairman of the board of directors on October 17, 2005. Sir John resigned as a director on July 24, 2021, and was reappointed as a director on November 15, 2021. He also has other significant responsibilities, as detailed in the following paragraph.

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

Other Public Company Directorships in the Last Five Years:

Mr. Campbell presently serves as the sole executive officer and a director for Allied Resources, Inc., a company involved in oil and gas exploration and production from 1998 to present. He also serves as an officer and director of Park Vida Group, Inc., a resort development company from 2021 to present.

The Company has concluded that Mr. Campbell should continue to serve as a director due to his knowledge of business, regulatory requirements and management experience.

Shawn Teigen was appointed as a director on June 25, 2013, and served until his resignation on July 24, 2021. He was reappointed as a director on November 18, 2021. Mr. Teigen also has significant responsibilities with other companies, as detailed in the following paragraph. He will serve until an annual meeting of the Company’s stockholders or his successor is elected and qualified.

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

Term of Office

The Company’s directors are appointed for one (1) year terms to hold office until the next annual stockholders meeting or until removed from office in accordance with the Company’s bylaws. The Company’s executive officers are appointed by the board of directors and hold office until removed.

Involvement in Certain Legal Proceedings

During the past ten years there are no events that occurred related to an involvement in legal proceedings that are material to an evaluation of the ability or integrity of the Company directors, or persons nominated to become directors or executive officers.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended December 31, 2021, all such applicable filing requirements were met.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The objective of the Company’s compensation program is to incentivize management for services rendered. Our sole executive officer is compensated on the basis of amounts invoiced and paid to a related party for services rendered in connection with meeting our public disclosure obligations. We believe that this form of compensation is adequate to retain and motivate our executive officer given the current Company’s “shell” status. Nonetheless, when we develop or acquire an existing business opportunity our intention, in respect to executive compensation, will be to compensate Company executives in accordance with compensatory packages typical of other smaller reporting companies. We do not expect to rely on any specific formula to determine compensation but do anticipate that future compensation arrangements for executives will likely include salaries, stock awards and stock options.

Executive compensation paid or accrued to a company controlled by our executive officer and chief financial officer for the periods ended December 31, 2021, and December 31, 2020, were $64,482 and $15,400 respectively.

During the year ended December 31, 2021, the Company incurred director’s fees of $1,600 (2020 - $1,600).

Table

The following table provides summary information for 2021 and 2020 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and the chief financial officer and (ii) any other employee to receive compensation in excess of $100,000.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Ruairidh Campbell CEO, CFO, PAO, and Director	2021 2020	—	—	—	—	—	—	64,482 15,400	64,482 15,400

 Outstanding Equity Awards as of December 31, 2021

There were no outstanding equity awards as of December 31, 2021 for our named executive officer.

No share purchase options were granted to our named executive officer during our fiscal year ended December 31, 2021.

Long-Term Incentive Plans

We do not have any long-term incentive plans, pension plans, or similar compensatory plans for our directors or executive officers.

Change of Control Agreements

We are not party to any change of control agreements with any of our directors or executive officers.

Compensation of Directors

The following table summarizes the compensation of our Company directors for the year ended December 31, 2021:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Sir John Baring	600	—	—	—	—	—	600
Shawn Teigen	600	—	—	—	—	—	600
Ruairidh Campbell	—	—	—	—	—	—	—

Employment Agreements

There are no employment agreements with the named executive officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially (1) as of April 19, 2022, by: (i) each of our directors, (ii) each of our executive officers, (iii) our executive officers and directors as a group, and (iv) each beneficial shareholder known to us to own more than 5% of our outstanding common stock. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Common Shares	Percentage of Common Shares(1)
Directors and Officers
Common Stock	Ruairidh Campbell, CEO, CFO, PAO and Director 299 S. Main Street, 13th Floor, Salt Lake City, Utah 84111	—	—
Common Stock	Shawn Teigen, Director 299 S. Main Street, 13th Floor, Salt Lake City, Utah 84111	—	—
Common Stock	Sir John Baring, Director 299 S. Main Street, 13th Floor, Salt Lake City, Utah 84111	1,514,625	4.4%
Common Stock	All Directors and Executive Officers as a Group (3 persons)	1,514,625	4.4%
Common Stock	Valor Invest Ltd.(2) 60 Rue du Rhone, Fifth Floor Geneva 3, Switzerland CH1211	23,504,479	68.8%
Common Stock	Altaf Nazerali(2) 3001-788 Richards Street, Vancouver, BC, Canada V6B 0C7	1,509,160	4.4%
Common Stock	International Portfolio Management(2) 3001-788 Richards Street, Vancouver, BC, Canada V6B 0C7	1,403,065	4.1%
Common Stock	681315 B.C. Ltd. 3001-788 Richards Street, Vancouver, BC, Canada V6B 0C7	2,590,292	7.6%
Total		30,521,621	89.4%

(1) Under Commission Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 31, 2021. The percentage calculations are based on the aggregate of 34,148,518 shares issued and outstanding as at December 31, 2021.

(2) Valor Invest Ltd. and International Portfolio Management, Inc. are under the common control and beneficial ownership of Altaf Nazerali representing 26,416,704 or 77.4% of the Company’s issued and outstanding shares.

We are not aware of any arrangement that might result in a change in control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in−laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year or in any presently proposed transaction which, in either case, has or will materially affect us except as described below.

•	Sir John Baring – a director of the Company entered into a debt settlement agreement dated effective June 30, 2021, whereby he exchanged debt for shares of our common stock.
•	681315 B.C. Ltd. – a accounting service provider entered into a debt settlement agreement effective June 30, 2021, whereby it exchanged debt for shares or our common stock to become a 5%+ stockholder.
•	Altaf Nazerali – a 5%+ stockholder entered into a debt settlement agreement effective June 30, 2021, whereby he exchanged debt for shares of our common stock.
•	Valor Invest Ltd. – a company beneficially owned by Mr. Nazerali, entered into a debt settlement agreement effective June 30, 2021, whereby it exchanged debt for shares of our common stock.
•	International Portfolio Management, Inc. – a company beneficially owned by Mr. Nazerali, entered into a debt settlement agreement effective June 30, 2021, whereby it exchanged debt for services of our common stock.

Director Independence

The Company’s common stock is traded on the OTC Markets Pink Sheets electronic quotation platform and it is not held to the corporate governance standards of listed companies. Listed companies require, in addition to other governance criteria, that the majority of a board of directors be independent. While, the Company is not subject to corporate governance standards relating to the independence of its directors, we define an “independent” director in accordance with NASDAQ Marketplace Rule 5605(a)(2)). The NASDAQ independence definition includes a series of objective tests, such as that the director is not an employee of the company and has not engaged in various types of business dealings with the company. The Company has two independent directors under the above definition.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth information regarding the amount billed to us by our independent auditor, Davidson & Company, LLP, for our fiscal years ended December 31, 2021 and 2020:

	Years ended December 31
	2021	2020
Audit Fees:	$12,500	$12,500
Audit Related Fees:	7,500	7,500
Tax Fees:	—	—
All Other Fees:	—	—
Total:	$20,000	$20,000

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

Financial Statements of the Company for the years ended December 31, 2021 and 2020:

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

Arvana Inc.

By:	/s/ Ruairidh Campbell
Ruairidh Campbell, Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer

Date:	April 21, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Sir John Baring
Sir John Baring
Director

Date:	April 21, 2022

By:	/s/ Ruairidh Campbell
Ruairidh Campbell
Director

Date:	April 21, 2022

By:	/s/ Shawn Teigen
Shawn Teigen
Director

Date:	April 21, 2022
38

EXHIBIT INDEX

Regulation S-K Number	Exhibit
3.1	Articles of Incorporation filed with the Commission as an exhibit to Form 10-SB on May 24, 2000.
3.1.1	Amended and Restated Articles of Incorporation filed with the Commission as an exhibit to Form 8-K on October 12, 2010.
3.1.2	Amended and Restated Articles of Incorporation filed with the Commission as an exhibit to Schedule 14C on February 2, 2021.
3.2	Amended and Restated Bylaws filed with the Commission as an exhibit to the Form 10-SB on May 24, 2000.
10.1	Debt Settlement Agreement and Release with Zahir Dhanani filed with the Commission as an exhibit to Form 8-K on July 29, 2021.
10.2	Debt Settlement Agreement and Release with CaiE Foods Partnership Ltd. filed with the Commission as an exhibit on Form 8-K dated July 29, 2021.
10.3	Debt Settlement Agreement and Release with Valor Invest Ltd. filed with the Commission as an exhibit to Form 8-K on July 29, 2021.
10.4	Debt Settlement Agreement and Release with 681315 B.C. Ltd. filed with the Commission as an exhibit to Form 8-K on July 29, 2021.
10.5	Debt Forgiveness Agreement with Zahir Dhanani filed with the Commission as an exhibit to Form 8-K on July 29, 2021.
10.6	Debt Forgiveness Agreement with Topkapi International Investment Corp. filed with the Commission as an exhibit to Form 8-K on July 29, 2021.
14.1	Code of Ethics filed with the Commission as an exhibit to the Form 10-KSB on April 16, 2007.
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act filed with the Commission as an exhibit to this Form 10-K.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed with the Commission as an exhibit to this Form 10-K.
101.INS(1)	XBRL Instance Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase
101.DEF(1)	XBRL Taxonomy Extension Label Linkbase
101.CAL(1)	XBRL Taxonomy Extension Label Linkbase
101.SCH(1)	XB RL Taxonomy Extension Label Linkbase
(1)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

