Form 10-Q
period 2022-03-31
ARVANA INC
filed 2022-05-18
CIK 1113313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15D of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2022.

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period FROM _____TO_____.

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

Large, accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.001 par value (the only class of voting stock), at May 18, 2022, was 34,148,518.

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

Arvana Inc.
Condensed Interim Balance Sheets

(Unaudited)

	March 31	December 31
	2022	2021
ASSETS
Current assets:
Cash	$3,118	$3,340
Total assets	$3,118	$3,340

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$60,695	$54,931
Convertible loan (Note 8)	—	—
Loans payable to stockholders (Note 3)	15,500	15,500
Loans payable to related party (Note 3)	300	300
Loans payable (Note 3)	—	—
Amounts due to related parties (Note 7)	37,038	34,194
Total current liabilities	113,533	104,925

Stockholders' deficiency
Common stock, $0.001 par value 500,000,000 authorized, 34,148,518 and 34,148,518 shares issued and outstanding at March 31, 2022, and December 31, 2021, respectively	34,149	34,149
Additional paid-in capital	35,956,574	35,956,574
Deficit	(36,097,802)	(36,088,972)
Total Stockholders' deficiency before treasury stock	(107,079)	(98,249)
Less Treasury stock – 2,085 common shares at March 31, 2022, and December 31, 2021, respectively	(3,336)	(3,336)
Total stockholders’ deficiency	(110,415)	(101,585)
Total liabilities and stockholders’ deficit	$3,118	$3,340

The accompanying notes are an integral part of these condensed interim financial statements.

Arvana Inc.
Condensed Interim Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Operating expenses
General and administrative	3,292	3,360
Professional fees	5,344	7,313
Total operating expenses	$8,636	$10,673

Loss from operations	(8,636)	(10,673)

Interest expense (Note 3 and Note 8)	(194)	(12,299)
Foreign exchange gain	—	20,713
Net loss and comprehensive loss	$(8,830)	$(2,259)

Per common share information - basic and diluted:
Weighted average shares outstanding	34,148,518	4,610,670
Net loss per common share – basic and diluted	$(0.00)	(0.00)

The accompanying notes are an integral part of these condensed interim financial statements.

Arvana Inc.

Condensed Interim Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(8,830)	$(2,259)
Items not involving cash:
Interest expense	—	12,299
Unrealized foreign exchange	—	(37,878)
Changes in non-cash working capital:
Accounts payable and accrued liabilities	5,764	20,028
Amounts due to related parties	2,844	3,723
Net cash used in operations	(222)	(4,087)

Cash flows from investing activities
Net cash used in investing activities	—	—

Cash flows from financing activities
Proceeds of loans payable	—	—
Net cash provided by financing activities	—	—

Change in cash	(222)	(4,087)
Cash, beginning of period	3,340	3,340
Cash, end of period	$3,118	$907

Supplementary information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these condensed interim financial statements.

6

Arvana Inc.

Supplemental Disclosure of Cash Flow Information

(Unaudited)

Three Months Ended
March 31,
	2022	2021
Non-cash operating activities (Note 3)	$—	$—
Non-cash financing activities (Note 3)	$—	$—
Non-cash investing activities	$—	$—

The accompanying notes are an integral part of these condensed interim financial statements.

Arvana Inc.

Statements of Stockholders' Deficiency

(Unaudited)

	Common Shares				Treasury
	Shares	Amount	Additional Paid-in Capital	Deficit	Shares	Amount	Total Stockholders’ Deficiency
Balance, December 31, 2020	4,610,670	4,611	21,920,189	(23,972,524)	(2,085)	(3,336)	(2,051,060)
Net loss for the period ended March 31, 2021	—	—	—	(2,259)	—	—	(2,259)
Balance, March 31, 2021	4,610,670	4,611	21,920,189	(23,974,783)	(2,085)	(3,336)	(2,053,319)
Debt settlement	29,573,848	29,538	14,036,385				14,065,923
Net income for the period ended December 31, 2021	—	—	—	(12,114,189)	—	—	(12,114,189)
Balance, December 31, 2021	34,148,518	34,149	35,956,574	(36,088,972)	(2,085)	(3,336)	(101,585)
Net loss for the period ended March 31, 2021	—	—	—	(8,830)	—	—	(8,830)
Balance, March 31, 2022	34,148,518	$34,149	$35,956,574	$(36,097,802)	$(2,085)	$(3,336)	$(110,415)

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

On March 17, 2016, the Company signed a non-binding memorandum of understanding intent on acquiring a fresh food manufacturer and distributor. On November 11, 2020, we notified the intended target that the Company was no longer interested in pursuing the acquisition of its business due to the delays attendant to the prospective transaction.

On May 21, 2021, the Company signed a non-binding term sheet intent on acquiring a multi-media platform. The term sheet required that the owner of the acquisition target first secure voting control of the Company as a pre-condition to his facilitating a transaction. The owner effectively secured voting control on June 30, 2021. On October 26, 2021, the Company signed a recission agreement and mutual release with the owner of the intended acquisition, as the parties were unable to agree on the structure of the prospective transaction.

These condensed interim financial statements have been prepared on a going concern basis, which assumes the realization of assets and the settlement of liabilities in the normal course of business.

For the three-month period ended March 31, 2022, the Company recognized net loss of $8,830 as a result of general administrative expenses, professional fees and interest expenses. The Company had a working capital deficiency of $110,415 as of March 31, 2022. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The World Health Organization declared coronavirus COVID-19 a global pandemic in March 2020. COVID-19 is a contagious disease that has adversely affected workforces, economies, and financial markets around the world. The Company can neither predict the duration or the magnitude of adverse results connected to COVID-19, nor can it predict the effect, if any, COVID-19 will have on its search to identify a business opportunity or its ability to attract sufficient capital to sustain operations.

The Company’s present intention is to identify, evaluate and secure a business opportunity to create value for its stockholders. During this search the Company will require continued financial support from stockholders and creditors until it is able to generate net cash flow from operations. While the Company is confident that a business opportunity will be identified, the insufficiency of its financial resources casts substantial doubt on whether it will be able to fulfill this objective.

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

Notes to Condensed Interim Financial Statements

March 31, 2021

(Unaudited)

2. Summary of Significant Accounting Policies

a) Basis of presentation

The Company is in the process of evaluating business opportunities and has minimal operating expenses. The Company’s fiscal year end is December 31. The accompanying condensed interim financial statements of Arvana Inc. for the three months ended March 31, 2022, and 2021, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for financial information with the instructions to Form 10-Q and Regulation S-X. The condensed interim financial statements and notes appearing in this report should be read in conjunction with our audited financial statements and related notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission (“Commission”) on April 21, 2022. Results are not necessarily indicative of those which may be achieved in future periods.

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

The estimated fair values of the Company's financial instruments as of March 31, 2022, and December 31, 2021, are as follows:

	March 31, 2022			December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash	$3,118	$3,118	$3,340	$3,340
Accounts payable and accrued liabilities	60,695	60,695	54,931	54,931
Loans payable to stockholders	15,500	15,500	15,500	15,500
Loans payable to related party	300	300	300	300
Amounts due to related parties	37,038	37,038	34,194	34,194

Arvana Inc.

Notes to Condensed Interim Financial Statements

March 31, 2021

(Unaudited)

The following table presents information about the assets that are measured at fair value on a recurring basis as of March 31, 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	March 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$3,118	$3,118	$—	$—

The fair value of cash is determined through market, observable, and corroborated sources.

d) Recent accounting pronouncements

New and amended standards adopted by the Company

The were no new standards adopted by the Company in this reporting period.

3. Loans Payable

As of March 31, 2022, the Company had received a loan of $15,500 (December 31, 2021 - $15,500) from a stockholder and a loan of $300 (December 31, 2021 – $300) from a related party. The current stockholder loan outstanding bears interest at 5% per annum. The balance of accrued interest of $279 and $85 is included in accounts payable and accrued liabilities at March 31, 2022, and December 31, 2021, respectively. Interest expense recognized on this loan was $194 for the three months ended March 31, 2022, compared to $ nil for the three months ended March 31, 2021, respectively.

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

4. Stock Options

At March 31, 2022, and December 31, 2021, there were no stock options outstanding. No options were granted, exercised, or expired during the period ended March 31, 2022, and during the year ended December 31, 2021.

5. Common stock

During the three months ended March 31, 2022, the Company issued nil shares. During the year ended December 31, 2021, the Company issued 29,537,848 shares of its restricted common stock with a fair value of $14,065,923 to settle $662,251 in accounts payable and accrued liabilities, $107,800 in convertible loans, $480,960 in loans payable to stockholders, $130,947 in loans payable to related party, $74,762 in loans payable, and $149,124 in amounts due to related parties (Notes 3, 8, 9, 10).

Arvana Inc.

Notes to Condensed Interim Financial Statements

March 31, 2021

(Unaudited)

6. Segmented Information

The Company has no reportable segments.

7. Related Party Transactions and Amounts Due to Related Parties

At March 31, 2022, and December 31, 2021, the Company had amounts due to related parties of $37,038 and $34,194, respectively. A company controlled by our chief executive officer was owed $37,338 at March 31, 2022, and $34,494 at December 31, 2021. The amount due bears no interest, is unsecured, and has no fixed terms for repayment. The Company incurred advisory fees of $2,844 (March 31, 2021 - $4,569) that accrued to a company controlled by our chief executive officer during the three months ended March 31, 2022.

A former chief executive officer and director assigned to a related corporation an unpaid amount of $161,234 (CAD $202,759) as of March 31, 2022, as per a debt assignment agreement effective January 1, 2012.

During the year ended December 31, 2021, $220,071 ($130,947 in loans payable to related party and $89,124 in accrued interest on loans) was settled on July 23, 2021, by the issuance of 436,492 shares with a fair value of $207,421 resulting in a gain on debt settlement of $12,650, pursuant to a debt settlement agreement dated April 1, 2021.

During the year ended December 31, 2021, amounts due to a former director and related entities of $369,888 (2020 - $ Nil) were forgiven pursuant to two debt forgiveness agreements dated June 30, 2021, that forgave $206,302 and $163,586 respectively that was recorded as other income.

8. Convertible Loans

On May 18, 2016, the Company issued a convertible promissory note to a lender that accrued 10% per annum, in exchange for $50,000, initially due on November 17, 2017. The note was convertible into the Company’s common stock, in whole or in part, at any time prior to maturity at the option of the holder, at $0.20 per share. Since the conversion price was lower than the closing share price on the issuance date, a beneficial conversion feature was recognized as a discount against the debt. The maturity date of the note was extended by amendment, to March 31, 2021, while all other terms of the note remained unchanged. The Company and the lender agreed to a debt settlement agreement to extinguish these loans and accrued interest by the issuance of common shares. During the three months ended March 31, 2022, and 2021, no discount was amortized as interest expense. Interest expense recognized on this loan was $nil for the three months ended March 31, 2022, compared to $1,250 for the three months ended March 31, 2021. As of March 31, 2022, and December 31, 2021, the balance of the note was $nil and $nil, respectively.

On October 12, 2018, the Company issued a convertible note to a lender that accrued 10% per annum, in exchange for a series of loans that totaled $57,800 initially due on October 11, 2019. The note was convertible into the Company’s common stock, in whole or in part, at any time prior to maturity at the option of the holder at $0.20 per share. Since the conversion price was lower than the closing share price on the issuance date, a beneficial conversion feature was recognized as a discount against the debt. The maturity date of the note was extended by amendment, to March 31, 2021, while all other terms of the note remained unchanged. The Company and the lender agreed to a debt settlement agreement to extinguish these loans and accrued interest by the issuance of common shares. During the three months ended March 31, 2022, and 2021, $nil of the discount was amortized as interest expense. Interest expense recognized on this loan was $nil for the three months ended March 31, 2022, compared to $1,445 for the three months ended March 31, 2021. As of March 31, 2022 and December 31, 2021, the balance of the note was $nil and $nil, respectively.

On July 23, 2021, CaiE settled a total of $146,712 corresponding to convertible loans of $107,800, and accrued interest on convertible loans of $38,912 by the issuance of 359,333 common shares pursuant to a debt settlement agreement dated April 1, 2021.

9. Subsequent Events

The Company evaluated its March 31, 2022, financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements except as provided below:

On April 19, 2022, the Company secured a loan of $20,244 pursuant to a credit agreement dated November 15, 2021, as amended, and issued a credit note in even amount that was provided to the lender.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three months ended March 31, 2022, and March 31, 2021.

Overview

The Company was incorporated in the State of Nevada on June 16, 1977, as “Turinco, Inc.” On July 24, 2006, the Company’s changed its name to Arvana Inc. on closing the acquisition of Arvana Networks, Inc., a telecommunications business. We discontinued efforts related to that business as of December 31, 2009. Our present activities are focused on evaluating business opportunities that are sufficient to support operations and increase stockholder value.

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

Company

The Company signed a non-binding term sheet on May 21, 2021, with a prospective seller and our controlling stockholder with the intention of acquiring a multi-media platform. The term sheet required that our controlling stockholder grant voting control over the Company to the prospective seller as a pre-condition to the seller facilitating the transaction. On June 30, 2021, the seller effectively secured voting control. Due to disagreement over the structure of the intended transaction, the Company signed a recission agreement and mutual release with the seller on October 26, 2021. The agreement to abandon the intentions of the term sheet included the seller’s revocation of the proxies granted to him, which action reverted voting control to our controlling stockholder, and led to the resignation of two Company directors, and the re-appointment of two of our former directors.

On March 17, 2016, we signed a non-binding memorandum of understanding with the owners of a fresh foods manufacturing and distribution business that was identified as a prospective acquisition The target loaned the Company $174,610 over nearly five years to sustain our operations but was unable to deliver the information necessary to complete the transaction. On November 11, 2020, the target was notified that the Company would no longer pursue the acquisition of its business. Effective April 1, 2021, the Company entered into a debt settlement agreement pursuant to which all amounts due to the target were extinguished in exchange for shares of the Company’s restricted common stock.

Plan of Operation

Our present activities are focused on securing a business ready to support the attendant obligations and opportunities of being a public company. Management looks to its stockholders and creditors for sufficient financial support to sustain operations while this search is underway. We have no assurance that our stockholders or creditors will respond positively to our efforts.

Results of Operations

During the three months ended March 31, 2022, the Company satisfied periodic public disclosure requirements while it continued the search for a business opportunity that might bring value to its stockholders.

Operations for the three months ended March 31, 2022, and 2021, are summarized in the following table.

	Three months Ended March 31, 2022	Three months Ended March 31, 2021
Operating Expenses
General and administrative	$(3,292)	$(3,360)
Professional fees	(5,344)	(7,313)
Loss from Operations
Interest	(194)	(12,299)
Foreign exchange gain	—	20,713
Net income (loss) for the period	$(8,830)	$(2,259)

Net Loss

Net loss for the three months ended March 31, 2022, was $8,830 as compared to net loss of $2,259 for the three months ended March 31, 2021, an increase of 291%. While general and administrative expenses, professional fees and interest expenses decreased in the current three-month period, the resultant net increase in loss can be attributed to the lack of any foreign exchange gain in the period that offset operating expenses in the prior comparable three-month period. The gain on foreign exchange in the three-month period ended March 31, 2021, is due to a decrease in the value of foreign currencies against the US dollar, which development positively impacts the cost of expenses payable in foreign currencies.

We did not generate revenue during this period and expect to continue to incur losses over the next twelve months.

Capital Expenditures

The Company expended no amounts on capital expenditures for the three-month period ended March 31, 2022.

Liquidity and Capital Resources

Since inception, we have experienced significant changes in liquidity, capital resources, and stockholders’ deficiency.

The Company had assets of $3,118 in cash as of March 31, 2022, and a working capital deficit of $110,415, as compared to assets of $3,340 in cash as of December 31, 2021, and a working capital deficit of $101,585. Net stockholders' deficit was $110,415 as of March 31, 2022, as compared to a net stockholder’s deficit of $101,585 as of December 31, 2021.

Cash Used in Operating Activities

Net cash flow used in operating activities for the three-month period ended March 31, 2022, was $222 as compared to net cash flow used in operating activities of $4,087 for the three-month period ended March 31, 2021. Net cash used in operating activities in the prior period can be attributed to a number of book expense items that do not affect the total amount relative to actual cash used, such as unrealized foreign exchange loss and interest expense. Balance sheet accounts that affect cash but are not income statement related items that are added or deducted to arrive at net cash used in operating activities, include accounts payable, accrued liabilities and amounts due to related parties.

We expect to continue to use net cash flow in operating activities over the next twelve months or until such time as the Company can generate sufficient revenue to offset the cost of operating activities.

Cash Used in Investing Activities

Net cash used in investing activities for the three-month periods ended March 31, 2022, and March 31, 2021, was $nil.

We do not expect to use net cash in investing activities until such time as the Company closes on a transaction with a viable business opportunity.

Cash Flows from Financing Activities

Net cash used in financing activities for the three-month periods ended March 31, 2022, and March 31, 2021, was $nil.

We expect to continue to use net cash provided by financing activities to support operations and close a suitable business acquisition.

The Company’s current assets are insufficient to conduct its plan of operation over the next twelve (12) months as it will need at least $50,000 to sustain operations while seeking a suitable business opportunity. While the Company will look to its stockholders and creditors to provide debt or equity financing, it has no definitive commitments or arrangements for financial support. The Company’s inability to secure funding will have a material adverse effect on its ability to sustain operations.

The Company does not intend to pay cash dividends in the foreseeable future.

The Company had no lines of credit or other bank financing arrangements as of March 31, 2022.

The Company had no commitments for future capital expenditures as of March 31, 2022.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off-Balance Sheet Arrangements

As of March 31, 2022, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Critical Accounting Policies

In Note 2 to the audited financial statements for the years ended December 31, 2021, and 2020, included in our Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that accounting principles utilized by it conform to accounting principles generally accepted in the United States.

The preparation of financial statements requires Company management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, the Company evaluates estimates. The Company bases its estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

Going Concern

Management has expressed an opinion as to the Company’s ability to continue as a going concern despite an accumulated deficit of $36,097,802 since inception and negative cash flows from operating activities as of March 31, 2022. The Company’s ability to continue as a going concern requires that it procure funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes obtaining funding from the private placement of equity or debt financing, converting existing debt into equity, and otherwise settling outstanding amounts due through agreement with its creditors or elimination through statutory aging of debts. Management believes that it will remain a going concern through the methods discussed above pending closure with a business opportunity that will produce income, though there can be no assurances that such methods will prove successful.

The likelihood that the Company can continue as a going concern has encountered additional urgency in response to the COVID-19 virus pandemic that continues to adversely affect workforces, economies, and financial markets around the world. The Company can neither predict the duration or magnitude of the virus, nor can it predict which adverse effects, if any, will impact the plan of operation or its ability to sustain its business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the acting chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including its chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2022, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors

Not required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

The World Health Organization declared coronavirus COVID-19 a global pandemic in March 2020. COVID-19 is a contagious disease that continues to spread adversely affecting workforces, economies, and financial markets around the world. We can neither predict the duration or magnitude of adverse results connected to COVID-19, nor can we predict the effect, if any, COVID-19 will have on our ability to sustain our business.

Item 6.  Exhibits

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 21 of this Form 10-Q and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARVANA INC.

By:	/s/ Ruairidh Campbell
Ruairidh Campbell, Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer

Date:	May 18, 2022

INDEX TO EXHIBITS

Regulation S-K Number	Exhibit
3.1	Articles of Incorporation filed with the Commission as an exhibit to Form 10-SB on May 24, 2000.
3.1.1	Amended and Restated Articles of Incorporation filed with the Commission as an exhibit to Form 8-K on October 12, 2010.
3.1.2	Amended and Restated Articles of Incorporation filed with the Commission as an exhibit to Schedule 14C on February 2, 2021.
3.2	Amended and Restated Bylaws filed with the Commission as an exhibit to the Form 10-SB on May 24, 2000.
10.1	Debt Settlement Agreement and Release with Zahir Dhanani filed with the Commission as an exhibit to Form 8-K on July 29, 2021.
10.2	Debt Settlement Agreement and Release with CaiE Foods Partnership Ltd. filed with the Commission as an exhibit on Form 8-K dated July 29, 2021.
10.3	Debt Settlement Agreement and Release with Valor Invest Ltd. filed with the Commission as an exhibit to Form 8-K on July 29, 2021.
10.4	Debt Settlement Agreement and Release with 681315 B.C. Ltd. filed with the Commission as an exhibit to Form 8-K on July 29, 2021.
10.5	Debt Forgiveness Agreement with Zahir Dhanani filed with the Commission as an exhibit to Form 8-K on July 29, 2021.
10.6	Debt Forgiveness Agreement with Topkapi International Investment Corp. filed with the Commission as an exhibit to Form 8-K on July 29, 2021.
14.1	Code of Ethics filed with the Commission as an exhibit to the Form 10-KSB on April 16, 2007.
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act filed with the Commission as an exhibit to this Form 10-K.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed with the Commission as an exhibit to this Form 10-K.
101.INS(1)	XBRL Instance Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase
101.DEF(1)	XBRL Taxonomy Extension Label Linkbase
101.CAL(1)	XBRL Taxonomy Extension Label Linkbase
101.SCH(1)	XB RL Taxonomy Extension Label Linkbase
(1)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

