Form 10-Q
period 2022-06-30
ARVANA INC
filed 2022-08-22
CIK 1113313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 or 15D of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 2022.

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

Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.001 par value (the only class of voting stock), at August 22, 2022, was 34,148,518.

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

ARVANA INC.

BALANCE SHEETS

June 30, 2022, and December 31, 2021

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$13,195	$3,340
Total current assets	13,195	3,340
Total assets	$13,195	$3,340

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$26,561	$54,931
Accrued liabilities	2,500	—
Loans payable stockholders	36,416	15,500
Related party payables	59,307	34,494
Total current liabilities	124,784	104,925
Total liabilities	124,784	104,925

Stockholders' deficit:
Common stock, $.001 par value, 500,000,000 shares authorized, 34,148,518 issued and outstanding atJune 30, 2022, and December 31, 2021, respectively	34,149	34,149
Additional paid-in capital	35,956,574	35,956,574
Accumulated deficit	(36,098,976)	(36,088,972)
Total stockholders' deficiency before treasury stock	(108,253)	(98,249)
Less treasury stock - 2085 common shares at June 30, 2022 and December 31, 2021, respectively	(3,336)	(3,336)
Total stockholder deficiency	(111,589)	(101,585)
Total liabilities and stockholders' deficit	$13,195	$3,340

The accompanying notes are an integral part of these condensed interim financial statements.

ARVANA INC.

STATEMENTS OF OPERATIONS

Three and Six Months Ended June 30, 2022 and 2021

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating Expenses:
General and administrative expenses	$10,720	$3,754	$16,856	$7,114
Professional Fees	5,061	13,894	7,561	21,207
Loss from operations	(15,781)	(17,648)	(24,417)	(28,321)
Other income (expense):
Interest expense	(393)	(6,823)	(587)	(19,122)
Foreign exchange gain (loss)	—	(14,254)	—	6,459
Other income	15,000	458,833	15,000	458,833
Total other income expenses	14,607	437,756	14,413	446,170
Income (loss) before income taxes	(1,174)	420,108	(10,004)	417,849

Provision for income taxes	—	—	—	—
Net income	$(1,174)	$420,108	$(10,004)	$417,849
Loss per common share - basic and diluted	(0.00)	$0.09	(0.00)	$0.09
Weighted average common shares outstanding – basic and diluted	34,148,518	4,610,670	34,148,518	4,610,670

The accompanying notes are an integral part of these condensed interim financial statements.

ARVANA INC.

STATEMENTS OF STOCKHOLDERS EQUITY

Six month periods ended June 30, 2022, and 2021

			Additional				Total
	Common Shares		Paid-in			Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Deficiency
Balance January 1, 2021	4,610,670	$4,611	$21,920,189	$(23,972,524)	(2,085)	$(3,336)	$(2,051,060)
Net loss for the period ended March 31, 2021	—	—	—	(2,259)	—	—	(2,259)
Balance March 31, 2021	4,610670	4,611	21,920,189	(23,974,783)	(2,085)	(3,336)	(2,053,319)
Net income for the period ended June 30, 2021	—	—	—	420,108	—	—	420,108
Balance June 30, 2021	4,610,670	$4,611	$21,920,189	$(23,554,675)	(2,085)	$(3,336)	$(1,633,211)

The accompanying notes are an integral part of these condensed interim financial statements.

ARVANA INC.

STATEMENTS OF STOCKHOLDERS EQUITY

Six month periods ended June 30, 2022, and 2021

			Additional				Total
	Common Shares		Paid in			Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit
Balance January 1, 2022	34,148,518	$34,149	$35,956,574	$(36,088,972)	(2,085)	$(3,336)	$(101,585)
Net loss for the period ended March 31, 2022	—	—	—	(8,830)	—	—	(8,830)
Balance March 31, 2022	34,148,518	34,149	35,956,574	(36,097,802)	(2,085)	(3,336)	110,415
Net loss for the period ended June 30, 2022	—	—	—	(1,174)	—	—	(1,174)
Balance, June 30, 2022	34,148,518	$34,149	$35,956,574	$(36,098,976)	(2,085)	$(3,336)	$(111,589)

The accompanying notes are an integral part of these condensed interim financial statements.

ARVANA INC.

STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2022 and 2021

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(10,004)	$417,849
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest expense	—	(19,122)
Unrealized foreign exchange	—	4,074
Other income	—	(458,833)
Changes in non-cash working capital:
Accounts payable	(28,370)	42,028
Accrued liabilities	2,500
Related party payables	24,813	8,487
Net cash used in operating activities	(11,061)	(5,517)
Cash flows from investing activities:
Net cash used in investing activities	—	—
Cash flows from financing activities:
Proceeds from loans payable stockholders	20,916	16,125
Net cash provided by financing activities	20,916	16,125
Net increase in cash	9,855	10,608
Cash, beginning of period	3,340	4,994
Cash, end of period	$13,195	$15,602

The accompanying notes are an integral part of these condensed interim financial statements.

ARVANA INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2022

Note 1 – Organization and Summary of Significant Accounting Policies

Organization

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

On March 17, 2016, the Company signed a non-binding memorandum of understanding to acquire a fresh food manufacturer and distributor. On November 11, 2020, we notified the intended target that the Company was no longer interested in pursuing the acquisition of its business due to the delays attendant to the prospective transaction.

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

Basis of Presentation

The Company is in the process of evaluating business opportunities and has minimal operating expenses. The Company’s fiscal year end is December 31. The accompanying condensed interim financial statements of Arvana Inc. for the three and six months ended June 30, 2022, and 2021, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for financial information with the instructions to Form 10-Q and Regulation S-X. The condensed interim financial statements and notes appearing in this report should be read in conjunction with our audited financial statements and related notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission (“Commission”) on April 21, 2022. Results are not necessarily indicative of those which may be achieved in future periods.

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

ARVANA INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2022

Note 1 – Organization and Summary of Significant Accounting Policies – (continued)

Financial Instruments

The Company uses the following methods and assumptions to estimate the fair value of each class of financial instruments for which it is practicable to estimate such values:

Cash - the carrying amount approximates fair value because the amounts consist of cash held at a bank.

Accounts payable and accrued liabilities, loans payable to stockholders, and amounts due to related parties - the carrying amount approximates fair value due to the short-term nature of the obligations.

The estimated fair values of the Company's financial instruments as of June 30, 2022, and December 31, 2021, are as follows:

	Carrying Amount	June 30, 2022 Fair Value	Carrying Amount	December 31, 2022 Fair Value
Cash	$13,195	$13,195	$3,340	$3,340
Accounts payable	26,561	26,561	54,931	54,931
Accrued liabilities	2,500	2,500	—	—
Loans payable to stockholders	36,416	36,416	15,500	15,500
Related party payables	59,307	59,307	34,494	34,494

The following table presents information about the assets that are measured at fair value on a recurring basis as of June 30, 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

		Quoted Prices	Significant Other	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	June 30, 2022	(Level 1)	(Level 2)	(Level 3)
Cash	$13,195	$13,195	$—	—

The fair value of cash is determined through market, observable, and corroborated sources.

Recent accounting pronouncements

New and amended standards adopted by the Company –there were no new standards adopted by the Company in this reporting period.

ARVANA INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2022

Note 1 – Organization and Summary of Significant Accounting Policies - (continued)

Additional Footnotes Included By Reference

Except as indicated in the following Notes, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Note 2 – Going Concern

For the six-month period ended June 30, 2022, the Company recognized a net loss of $10,004 as a result of general administrative expenses, professional fees and interest expenses. The Company had a working capital deficiency of $111,589 as of June 30, 2022. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 – Stock Options

At June 30, 2022, and December 31, 2021, there were no stock options outstanding. No options were granted, exercised, or expired during the period ended June 30, 2022, and during the year ended December 31, 2021.

Note 4 – Common Stock

During the six months ended June 30, 2022, the Company issued no shares. During the year ended December 31, 2021, the Company issued 29,573,848 shares of its restricted common stock with a fair value of $14,065,923 to settle $662,251 in accounts payable and accrued liabilities, $107,800 in convertible loans, $480,960 in loans payable to stockholders, $130,947 in loans payable to related party, $74,762 in loans payable, and $149,124 in amounts due to related parties.

ARVANA INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2022

Note 5 - Segmented Information

The Company has no reportable segments.

Note 6 – Loans Payable Stockholders

Loans payable stockholders consists of the following:

	June 30, 2022	December 31, 2021
Convertible Promissory Notes Payable – unsecured amounts due to a shareholder that bear interest at 5% and mature on September 30, 2022, and are convertible at $0.10 per common share. These amounts include accrued and Unpaid interest.	$36,416	$15,500

Interest expense recognized on this loan was $587 for the six months ended June 30, 2022.

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

Note 7 - Related Party Transactions and Loans Payable to Stockholders

A company controlled by the chief executive officer was owed $44,307 at June 30, 2022, and $34,494 at December 31, 2021. The amount due bears no interest, is unsecured, and has no fixed terms for repayment. The Company incurred advisory fees from a company controlled by the chief executive officer in the amount of $11,863 and $15,163 for the six months ended June 30, 2022 and 2021 respectively.

A company owned by the Company’s controlling stockholder had advanced $15,000 to the Company at June 30, 2022. The amount due bears no interest, is unsecured, and has no fixed terms for repayment.

ARVANA INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2022

Note 7 - Related Party Transactions and Loans Payable to Stockholders – (continued)

Related party payables consist of:

	June 30, 2022	December 31, 2021
Amounts owed to a company owned by the Company’s controlling stockholder	$15,000	$—
Amounts owed to a company owned by one of the Company’s directors for advisory fees	44,307	34,494
	59,307	34,494

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

Note 8 - Subsequent Events

The Company evaluated its June 30, 2022, financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three and six months ended June 30, 2022, and June 30, 2021.

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

The Company is a shell company as that term is defined in Rule 12b-2 of the Exchange Act.

Company

On May 10, 2022, certain of our affiliated and unaffiliated stockholders sold 31,102,882 shares of the Company’s common stock in a private transaction that transferred 91.08% of our outstanding common stock on a fully diluted basis, that resulted in a change in control of the Company. Shortly thereafter, we announced a non-brokered private placement to finance a business development strategy focused on the acquisition and redevelopment of undervalued commercial properties that could be repurposed to realize latent value. The intention being to purchase vacant shopping malls, big box stores and otherwise underused commercial real estate at a fraction of replacement cost to be remediated for specific targeted industries that offer goods or services not otherwise available online. We recently expanded our intended business development strategy to include a plan to form a brokerage division to facilitate international transactions in the delivery of oil and gas products to match sellers with buyers in the energy sector. The brokerage division would be tasked with securing crude oil from sellers in the Middle East through purchase orders and letters of credit from buyers in the Asia Pacific region to facilitate the procurement, payment and delivery of energy. We would expect to earn fees on completed transactions.

While we are in the process of conducting the private placement and evaluating specific opportunities in the sectors of interest described above, though the Company is yet to enter into any definitive agreements attendant to its stated business development strategy.

The Company entered into a non-binding term sheet on May 21, 2021, intended to facilitate the acquisition of a multi-media platform and related businesses. Due to disagreement over the structure of the intended transaction, the parties thereto signed a recission agreement and mutual release on October 26, 2021.

On March 17, 2016, the Company entered into a non-binding memorandum of understanding with the intention to acquire a fresh foods manufacturing and distribution business. The target loaned the Company $174,610 over nearly five years but was unable to deliver the information necessary to complete the transaction. We notified the target on November 11, 2020, that the Company would no longer pursue the intended acquisition of its business. Amounts due to the target were extinguished effective April 1, 2020, in exchange for shares of our common stock.

Plan of Operation

Our present activities are focused on realizing the Company’s business development strategy to build stockholder value.

Results of Operations

During the three and six-months ended June 30, 2022, the Company underwent a change in control, initiated a private placement, and determined a business development strategy focused on acquiring assets and building businesses.

Operations for the three and six-months ended June 30, 2022, and 2021, are summarized in the following table.

	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
Operating Expenses
General and administrative	$10,720	$3,754	$16,856	$7,114
Professional fees	5,061	13,894	7,561	21,207
Loss from Operations	(15,781)	(17,648)	(24,417)	(28,321)
Interest	(393)	(6,823)	(587)	(19,122)
Foreign exchange gain	—	(14,254)	—	6,459
Other income	15,000	458,833	15,000	458,833
Net loss for the period	$(1,174)	$420,108	$(10,004)	$417,849

Net Loss/Income

Net loss for the three months ended June 30, 2022, was $1,174 as compared to net income of $420,108 for the three months ended June 30, 2021. Net loss for the six months ended June 30, 2022, was $10,004 as compared to net income of $417,849 for the six months ended June 30, 2021. While general and administrative fees increases were offset by decreases in professional fees in the three and six-month comparative periods, the transition from net income to net loss can be primarily attributed to the decreases in other income in the current periods. Other income in the three and six-month periods ended June 30, 2022, was the result of a non-interest bearing loan due on demand from our controlling stock holder, while other income in the three and six-month periods ended June 30, 2021, was the result of debt forgiveness and the extinguishment of debt.

We did not generate revenue during this period and expect to continue to incur losses until such time as our business development strategy is implemented.

Capital Expenditures

The Company expended no amounts on capital expenditures for the three and six-month periods ended June 30, 2022.

Liquidity and Capital Resources

Since inception, we have experienced significant changes in liquidity, capital resources, and stockholders’ deficiency.

The Company had assets of $13,195 in cash as of June 30, 2022, and a working capital deficit of $111,589 as compared to assets of $3,340 in cash as of December 31, 2021, and a working capital deficit of $101,585. Net stockholders' deficit was $111,589 as of June 30, 2022, as compared to a net stockholder’s deficit of $101,585 as of December 31, 2021.

Cash Used in Operating Activities

Net cash flow used in operating activities for the six-month period ended June 30, 2022, was $11,061 as compared to net cash flow used in operating activities of $5,517 for the six-month period ended June 30, 2021. Net cash used in operating activities can be attributed to a number of book expense items that do not affect the total amount relative to actual cash used, such as unrealized foreign exchange loss and interest expense. Balance sheet accounts that affect cash but are not income statement related items that are added or deducted to arrive at net cash used in operating activities, include accounts payable and amounts due to related parties.

We expect to continue to use net cash flow in operating activities over the next twelve months or until such time as the Company generates sufficient income to offset the cost of operating activities.

Cash Used in Investing Activities

Net cash used in investing activities for the six-month periods ended June 30, 2022, and June 30, 2021, was $nil.

We do not expect to use net cash in investing activities until such time as our business development strategy is implemented.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six-month period ended June 30, 2022, was $20,916 as compared to net cash provided by financing activities of $16,125 for the six-month period ended June 30, 2021. Net cash provided by financing activities in both six-month periods consisted of proceeds from a credit agreement with one of our stockholders.

We expect to continue to rely on net cash provided by financing activities in future periods to support operations and implement our business development strategy.

The Company’s assets were insufficient as of June 30, 2022, to conduct its plan of operation. Management estimates that it will need at least $50,000 to sustain operations and another $200,000 to implement its business development strategy. We are currently conducting a private equity offering in an effort to meet our objectives, and will continue to look to stockholders or third-parties to secure necessary financing. Management is confident that its efforts to realize sufficient funding will be successful and looks forward to first steps in building the Company’s business.

The Company does not intend to pay cash dividends in the foreseeable future.

The Company had no lines of credit or other bank financing arrangements as of June 30, 2022.

The Company had no commitments for future capital expenditures as of June 30, 2022.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off-Balance Sheet Arrangements

As of June 30, 2022, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

Going Concern

Management has expressed an opinion as to the Company’s ability to continue as a going concern despite an accumulated deficit of $36,098,976 since inception and negative cash flows from operating activities as of June 30, 2022. The Company’s ability to continue as a going concern requires that it procure funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes obtaining funding from the private placement of equity and building value through its business development strategy. Management believes that the Company will remain a going concern through implementing its plan, though it can provide no assurances that such plan will prove successful.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the acting chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including its chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2022, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ARVANA INC.

By: /s/ Ruairidh Campbell
Ruairidh Campbell, Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer

Date: August 22, 2022
20

INDEX TO EXHIBITS

Regulation S-K Number	Exhibit
3.1	Articles of Incorporation filed with the Commission as an exhibit to Form 10-SB on May 24, 2000.
3.1.1	Amended and Restated Articles of Incorporation filed with the Commission as an exhibit to Form 8-K on October 12, 2010.
3.1.2	Amended and Restated Articles of Incorporation filed with the Commission as an exhibit to Schedule 14C on February 2, 2021.
3.2	Amended and Restated Bylaws filed with the Commission as an exhibit to the Form 10-SB on May 24, 2000.
10.1	Debt Settlement Agreement and Release with Zahir Dhanani filed with the Commission as an exhibit to Form 8-K on July 29, 2021.
10.2	Debt Settlement Agreement and Release with CaiE Foods Partnership Ltd. filed with the Commission as an exhibit on Form 8-K dated July 29, 2021.
10.3	Debt Settlement Agreement and Release with Valor Invest Ltd. filed with the Commission as an exhibit to Form 8-K on July 29, 2021.
10.4	Debt Settlement Agreement and Release with 681315 B.C. Ltd. filed with the Commission as an exhibit to Form 8-K on July 29, 2021.
10.5	Debt Forgiveness Agreement with Zahir Dhanani filed with the Commission as an exhibit to Form 8-K on July 29, 2021.
10.6	Debt Forgiveness Agreement with Topkapi International Investment Corp. filed with the Commission as an exhibit to Form 8-K on July 29, 2021.
14.1	Code of Ethics filed with the Commission as an exhibit to the Form 10-KSB on April 16, 2007.
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act filed with the Commission as an exhibit to this Form 10-K.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed with the Commission as an exhibit to this Form 10-K.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

