Form 10-Q
period 2022-09-30
ARVANA INC
filed 2022-11-22
CIK 1113313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15D of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 2022.

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period FROM _____TO_____.

Commission file number: 0-30695

ARVANA INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0618509
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

 299 Main Street, 13th Floor, Salt Lake City, Utah 84111

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.001 par value (the only class of voting stock), at November 21, 2022, was 35,948,518.

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

ARVANA INC.

BALANCE SHEETS (unaudited)

September 30, 2022, and December 31, 2021

	September 30,	December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$214,014	$3,340
Total current assets	214,014	3,340
Total assets	$214,014	$3,340

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$30,245	$54,931
Accrued liabilities	10,104	—
Loans payable stockholders	—	15,500
Related party payables	4,425	34,494
Total current liabilities	44,774	104,925
Total liabilities	44,774	104,925

Stockholders' equity (deficit):
Common stock, $.001 par value, 500,000,000 shares authorized, 35,948,518 and 34,148,518 issued and outstanding at September 30, 2022, and December 31, 2021, respectively	35,949	34,149
Additional paid-in capital	36,282,774	35,956,574
Accumulated deficit	(36,146,147)	(36,088,972)
Total stockholders' equity (deficit) before treasury stock	172,576	(98,249)
Less treasury stock – 2,085 common shares at September 30, 2022 and December 31, 2021, respectively	(3,336)	(3,336)
Total stockholder equity (deficit)	169,240	(101,585)
Total liabilities and stockholders' equity (deficit)	$214,014	$3,340

The accompanying notes are an integral part of these condensed interim financial statements.

ARVANA INC.

STATEMENTS OF OPERATIONS (unaudited)

Three and Nine Months Ended September 30, 2022, and 2021

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues	$—	$—	$—	$—
Operating Expenses:
General and administrative expenses	41,989	4,740	58,845	11,854
Professional Fees	5,182	42,798	12,743	64,005
Loss from operations	(47,171)	(47,538)	(71,588)	(75,859)

Other income (expense):
Interest expense	—	—	(587)	(19,122)
Foreign exchange gain	—	250	—	6,709
Other income (Note 7)	—	—	15,000	458,833
Loss on debt settlements (Note 4)	—	(12,460,079)	—	(12,460,079)
Total other income expenses	—	(12,459,829)	14,413	(12,013,659)
Loss before income taxes	(47,171)	(12,507,367)	(57,175)	(12,089,518)
Provision for income taxes	—	—	—	—
Net loss	(47,171)	(12,507,367)	(57,175)	(12,089,518)

Loss per common share - basic and diluted	$(0.00)	$(0.46)	$(0.00)	$(1.00)
Weighted average common shares outstanding - basic and diluted	34,748,518	27,085,120	34,748,518	12,103,727

The accompanying notes are an integral part of these condensed interim financial statements.

ARVANA INC.

STATEMENTS OF STOCKHOLDERS EQUITY (Deficiency) (unaudited)

Nine-month periods ended September 30, 2022, and 2021

	Common Shares				Treasury
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total Stockholders’ Deficiency
Balance January 1, 2021	4,610,670	$4,611	$21,920,189	$(23,972,524)	(2,085)	$(3,336)	$(2,051,060)
Net loss for the period	—	—	—	(2,259)	—	—	(2,259)
Balance March 31, 2021	4,610,670	4,611	21,920,189	(23,974,783)	(2,085)	(3,336)	(2,053,319)
Net income for the period	—	—	—	420,108	—	—	420,108
Balance June 30, 2021	4,610,670	4,611	21,920,189	(23,554,675)	(2,085)	(3,336)	(1,633,211)
Debt settlement	29,537,848	29,538	14,036,385	—	—	—	14,065,923
Net loss for the period	—	—	—	(12,507,367)	—	—	(12,507,367)
Balance September 30, 2021	34,148,518	$34,149	$35,956,574	$(36,062,042)	(2,085)	$(3,336)	$(74,655)

The accompanying notes are an integral part of these condensed interim financial statements.

ARVANA INC.

STATEMENTS OF STOCKHOLDERS EQUITY (unaudited)

Nine-month periods September 30, 2022, and 2021

	Common Shares				Treasury		’
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total Stockholders’ Equity
Balance January 1, 2022	34,148,518	$34,149	$35,956,574	$(36,088,972)	(2,085))	$(3,336)	$(101,585)
Net loss for the period	—	—	—	(8,830)	—	—	(8,830)
Balance March 31, 2022	34,148,518	34,149	35,956,574	(36,097,802)	(2,085)	(3,336)	(110,415)
Net loss for the period	—	—	—	(1,174)	—	—	(1,174)
Balance, June 30, 2022	34,148,518	34,149	35,956,574	(36,098,976)	(2,085)	(3,336)	(111,589)
Issuance of common stock	1,800,000	1,800	358,200	—	—	—	360,000
Share issuance cost	—	—	(32,000)	—	—	—	(32,000)
Net loss for the period	—	—	—	(47,171)	—	—	(47,171)
Balance September 30, 2022	35,948,518	$35,949	$36,282,774	$(36,146,147)	(2,085)	$(3,336)	$169,240

The accompanying notes are an integral part of these condensed interim financial statements.

ARVANA INC.

STATEMENTS OF CASH FLOWS (unaudited)

Nine Months Ended September 30, 2022, and 2021

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(57,175)	$(12,089,518)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for debt	40,000	—
Loss from debt settlements	—	12,460,079
Interest expense	587	19,122
Unrealized foreign exchange	—	(12,050)
Other income	—	(458,833)
Increase (decrease) in:
Accounts payable	(25,273)	24,960
Accrued liabilities	10,104	—
Related party payables	(30,069)	34,940
Net cash used in operating activities	(61,826)	(21,300)

Cash flows from investing activities:
Net cash used in investing activities	—	—

Cash flows from financing activities:
Proceeds from loans payable stockholder	35,224	16,325
Issuance of common stock	320,000	—
Issuance cost	(32,000)	—
Payments on long-term debt	(50,744)	—
Net cash provided by financing activities	272,500	16,325
Net increase (decrease) in cash	210,674	(4,975)

Cash, beginning of period	3,340	4,994
Cash, end of period	$214,014	$19
Supplemental data:
Noncash financing activities-
Related party payable reduced through issuance of shares	$40,000	$—

The accompanying notes are an integral part of these condensed interim financial statements.

ARVANA INC.
CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2022

Note 1 – Organization and Summary of Significant Accounting Policies

Organization

The Company was incorporated in the State of Nevada on June 16, 1977, as “Turinco, Inc.”, and on July 24, 2006, changed its name to Arvana Inc. to reflect the acquisition of a telecommunications business. We discontinued efforts related to our telecommunications business as of December 31, 2009. The Company is focused on evaluating business opportunities for merger or acquisition sufficient to support operations and increase stockholder value.

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

Basis of Presentation

The Company is in the process of completing its due diligence in connection with its intended business acquisition and has minimal operating expenses except those made part of that prospective acquisition. The Company’s fiscal year end is December 31. The accompanying condensed interim financial statements of Arvana Inc. for the three and nine months ended September 30, 2022, and 2021, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for financial information with the instructions to Form 10-Q and Regulation S-X. The condensed interim financial statements and notes appearing in this report should be read in conjunction with our audited financial statements and related notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission (“Commission”) on April 21, 2022. Results are not necessarily indicative of those which may be achieved in future periods.

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
September 30, 2022

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

The estimated fair values of the Company's financial instruments as of September 30, 2022, and December 31, 2021, are as follows:

	Carrying Amount	September 30, 2022 Fair Value	Carrying Amount	December 31, 2022 Fair Value
Cash	$214,014	$214,014	$3,340	$3,340
Accounts payable	30,245	30,245	54,931	54,931
Accrued liabilities	10,104	10,104	—	—
Loans payable to stockholders	—	—	15,500	15,500
Related party payables	4,425	4,425	34,494	34,494

The following table presents information about the assets that are measured at fair value on a recurring basis as of September 30, 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	September 30, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$214,014	$214,014	$—	$—

The fair value of cash is determined through market, observable, and corroborated sources.

Recent accounting pronouncements

New and amended standards adopted by the Company.

There were no new standards adopted by the Company in this reporting period.

ARVANA INC.
CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2022

Note 2 – Going Concern

As of September 30, 2022, the Company’s anticipated revenue generating activities have not begun, it has negative cash flows from operations, has recognized a net loss of $57,175 over the current nine-month period, has incurred significant losses since inception, and has an accumulated deficit of $36,146,147. The Company requires additional funding from outside sources to implement its business development strategy and has no firm commitments for such funding. The aggregation of these factors raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of assets that might be necessary if the Company is unable to continue as a going concern.

Note 3 – Stock Options

On September 30, 2022, the Company adopted the Arvana Inc. 2022 Stock Incentive Plan. At September 30, 2022, and December 31, 2021, there were no stock options outstanding. No options were granted, exercised, or expired during the period ended September 30, 2022, and during the year ended December 31, 2021.

Note 4 – Common Stock

During the nine months ended September 30, 2022, the Company issued 1,800,000 shares of its restricted common stock at a price of $0.20 per share for working capital and to settle $40,000 of accounts payable to a company controlled by an officer of the Company.

During the period ended September 30, 2021, the Company issued 29,573,848 shares of its restricted common stock with a fair value of $14,065,923 to settle $662,251 in accounts payable and accrued liabilities, $107,800 in convertible loans, $480,960 in loans payable to stockholders, $130,947 in loans payable to related party, $74,762 in loans payable, and $149,124 in amounts due to related parties. This resulted in a loss on debt settlement of $12,460,079.

Note 5 - Segmented Information

The Company has no reportable segments.

ARVANA INC.
CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2022

Note 6 – Loans Payable Stockholders

Loans payable stockholders consists of the following:

	September 30, 2022	December 31, 2021
Convertible Promissory Notes Payable – unsecured amounts due to a shareholder that bear interest at 5% and mature on September 30, 2022, and are convertible at $0.10 per common share. These amounts include accrued and unpaid interest.	—	15,500
	$—	$15,500

Interest expense recognized on this loan was $587 to a former controlling stockholder of the Company for the nine months ended September 30, 2022, and $0 for the nine months ended September 30, 2021. The loan was repaid during the current period.

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

On July 23, 2021, accounts payable and accrued liabilities of $360,968 were settled by the issuance of 8,410,725 common shares pursuant to seven debt settlement agreements dated June 30, 2021.

Note 7 - Related Party Transactions and Loans Payable to Stockholders

A company controlled by the chief executive officer was owed $4,425 at September 30, 2022, and $34,494 at December 31, 2021. The amount due bears no interest, is unsecured, and has no fixed terms for repayment. The Company incurred advisory fees from a company controlled by the chief executive officer in the amount of $18,731 and $15,163 for the nine months ended September 30, 2022, and 2021 respectively.

A company owned by the Company’s controlling stockholder had advanced $15,000 to the Company at June 30, 2022. The amount due bears no interest, is unsecured, and has no fixed terms for repayment. The advance was repaid during the period.

ARVANA INC.
CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2022

Note 7 - Related Party Transactions and Loans Payable to Stockholders – (continued)

Related party payables consist of:

	September 30, 2022	December 31, 2021
Amounts owed to a company owned by one of the
Company’s directors for advisory fees	$4,425	$34,494
	$4,425	$34,494

A former chief executive officer and director assigned to a related corporation an unpaid amount of $161,234 (CAD $202,759) as of March 31, 2022, as per a debt assignment agreement effective January 1, 2012.

During the period ended September 30, 2022, $40,000 in accounts payable to a company controlled by the chief executive officer was settled by the issuance of 200,000 shares with a fair value of $40,000. There was no gain of loss on the transaction.

During the period ended September 30, 2021, $220,071 ($130,947 in loans payable to related party and $89,124 in accrued interest on loans) was settled on July 23, 2021, by the issuance of 436,492 shares with a fair value of $207,421 resulting in a gain on debt settlement of $12,650, pursuant to a debt settlement agreement dated April 1, 2021.

During the period ended September 30, 2021, amounts due to a former director, related entities, and an unrelated party of $458,833 (2020 - $ Nil) were forgiven pursuant to two debt forgiveness agreements dated June 30, 2021, and the expiration of a statutory time frame allowing creditors to bring suit under contract, that forgave $206,302 and $163,586 respectively and extinguished $88,945 that was recorded as other income.

Note 8 - Subsequent Events

The Company evaluated its September 30, 2022, financial statements for subsequent events through the date the financial statements were issued. The Company is aware of the following subsequent events which would require recognition or disclosure in the financial statements.

On October 15, 2022, the Company granted an aggregate of 650,000 incentive and non-qualified stock options with an exercise price of $0.26 a share from the Arvana 2022 Stock Incentive Plan to its officers and directors of which 150,000 stock options vest in equal increments annually over a five-year period, and 500,000 stock options vest in equal increments annually over a two-year period..

On October 25, 2022, the Company granted an aggregate of 2,000,000 non-qualified stock options with an exercise price of $0.28 a share from the Arvana 2022 Stock Incentive Plan to its certain consultants which vest in equal increments annually over a three-year period.

On November 16, 2022, the Company entered into a business purchase agreement to acquire a fishing charter business in exchange for a cash payment on closing and a two-year secured promissory note. The parties expect to close the transaction in January of 2023.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three and nine months ended September 30, 2022, and September 30, 2021.

Overview

The Company was incorporated in the State of Nevada on June 16, 1977, as “Turinco, Inc.” On July 24, 2006, the Company’s changed its name to Arvana Inc. on closing the acquisition of Arvana Networks, Inc., a telecommunications business. We discontinued efforts related to that business as of December 31, 2009. On November 15, 2022, the Company entered into a business purchase agreement to acquire a fishing charter business. The Company’s present activities are focused on the completion of the intended acquisition of a fishing charter business, and the continuation of its search to identify, evaluate and secure additional business opportunities sufficient to increase stockholder value.

Our office is located at 299 Main Street, 13th Floor, Salt Lake City, Utah 84111, and our telephone number is (801) 232-7395. AA Registered Agents, 4869 Nightwood Court, Las Vegas, Nevada 89149, is our registered agent in the State of Nevada. The Company is registered with the Commission and traded on the OTC Markets Group, Inc.’s Pink Sheets Current Information over the counter market platform under the symbol “AVNI.”

The Company is a shell company as that term is defined in Rule 12b-2 of the Exchange Act.

Company

On November 16, 2022, the Company entered into a business purchase agreement with LCF Salons, LLC to acquire its wholly owned subsidiary Down 2 Fish Charters, LLC. (“Down2Fish”) in a cash transaction that includes a $50,000 payment on closing and a two-year secured promissory note for $700,000. Down2Fish operates a licensed fishing charter business that offers a range of curated maritime adventures. Down2Fish offers inshore, offshore, and custom charters for fishing enthusiasts, nature lovers, snorkeling devotees, and dive masters wrapped in fun filled getaways. Customers can be individuals, families, parties, and companies. Down2Fish operates from a private dock located in Palmetto, Florida that services the Tampa area including St Petersburg, Venice, Sarasota, and Clearwater. The business is managed by a St Petersburg, Florida native who literally grew up on the water as a deckhand on flat bottomed shrimp boats and Jon boats. Down2Fish generates most of its revenue from the sale and provision of charter boat services to a wide range of customers with a very limited generation of revenue from the sale of fishing related products or tools. The parties intend to close the transaction in January of 2023 subject to the completion of due diligence and the provision of audited financial statements.

The Company remains interested in forming an energy brokerage division to match sellers in the Middle East and Africa, with purchase orders and letters of credit with buyers in Asia to facilitate the procurement, payment, and delivery of crude oil. Our representatives travelled in September to establish business contacts, identify key government agencies, and to formulate strategies to identify opportunities in the energy sector. Further, our representatives were also tasked to evaluate prospects in other natural resources that might be available to us. Discussions with representatives in Dubai, United Arab Emirates and Juba, South Sudan focused on the delivery of oil to China. Negotiations intended to secure delivery contracts are ongoing as the Company works to agree on delivery and brokerage fees. The Company’s representatives were also introduced to other resource-based opportunities that included prospects within the mineral and forestry industries. No contracts have been agreed.

The Company continues to identify real estate opportunities for purchase, including vacant shopping malls, big box stores and otherwise underused commercial real estate at a fraction of replacement cost. The intention being to remediate such properties for specific targeted industries that offer goods or services not otherwise available online. Our interest in real estate includes development opportunities in this sector though we have no commitments in this sector to date.

Plan of Operation

Our present activities are focused on realizing the Company’s business development strategy and closing the acquisition of Down2Fish.

Results of Operations

During the three and nine-months ended September 30, 2022, the Company underwent a change in control, initiated a private placement, determined a business development strategy and entered into a definitive agreement to acquire a licensed fishing charter business.

Operations for the three and nine-months ended September 30, 2022, and 2021, are summarized in the following table.

	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Operating Expenses
General and administrative	$41,989	$4,740	$58,845	$11,854
Professional fees	5,182	42,798	12,744	64,005
Loss from Operations	(47,172)	(47,538)	(71,589)	(75,859)
Interest expense	—	—	(587)	(19,122)
Foreign exchange gain	—	250	—	6,709
Other income	—	—	15,000	458,833
Loss on debt settlements	—	(12,460,079)	—	(12,460,079)
Net (loss) for the period	$(47,171)	$(12,507,367)	$(57,175))	$(12,013,659)

Net Losses

Net loss for the three months ended September 30, 2022, was $47,171 as compared to a net loss $12,507,367 for the three months ended September 30, 2021. Net loss for the nine months ended September 30, 2022, was $57,175 compared to a net loss of $12,013,659 for the nine months ended September 30, 2021. The deceases in net losses over the comparative three and nine-month periods ended September 30, 2022, and September 30, 2021, can be primarily attributed to the losses on debt settlements concluded in the third quarter of 2021, and increases in general and administrative expenses, offset by decreases in professional fees. The increase in general and administrative expenses in the three and nine-month periods ended September 30, 2022, is due to share issuance costs associated with the conduct of the private placement while the decrease in professional fees is due to the resolution of professional services rendered in connection with debt settlements in the three and nine-month periods ended September 30, 2021.

We did not generate revenue from operations during this period and expect to continue to incur losses until such time as our business development strategy is implemented.

Capital Expenditures

The Company expended no amounts on capital expenditures for the three and nine-month periods ended September 30, 2022.

Liquidity and Capital Resources

Since inception, we have experienced significant changes in liquidity, capital resources, and stockholders’ deficiency.

The Company had assets of $214,014 in cash as of September 30, 2022, and a working capital surplus of $169,240 as compared to assets of $3,340 in cash as of December 31, 2021, and a working capital deficit of $101,585. Net stockholders' equity was $169,240 as of September 30, 2022, as compared to a net stockholder’s deficit of $101,585 as of December 31, 2021.

Cash Used in Operating Activities

Net cash flow used in operating activities for the nine-month period ended September 30, 2022, was $61,826 as compared to net cash flow used in operating activities of $21,300 for the nine-month period ended September 30, 2021. Net cash used in operating activities can be attributed to book expense items that do not affect the total amount relative to actual cash used, such as unrealized foreign exchange loss, interest expense and other income. Balance sheet accounts that affect cash but are not income statement related items that are added or deducted to arrive at net cash used in operating activities, include accounts payable, accrued liabilities and amounts due to related parties.

We expect to continue to use net cash flow in operating activities over the next twelve months or until such time as the Company generates sufficient income to offset the cost of operating activities.

Cash Used in Investing Activities

Net cash used in investing activities for the nine-month periods ended September 30, 2022, and September 30, 2021, was $nil.

We do not expect to use net cash in investing activities until such time as our business development strategy is implemented.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine-month period ended September 30, 2022, was $272,500 as compared to net cash provided by financing activities of $16,325 for the nine-month period ended September 30, 2021. Net cash provided by financing activities in the nine-month period ended September 30, 2022, is attributed to private placement proceeds offset by the repayment of amounts due to stockholders, and stock issuance costs. Net cash provided by financing activities in the nine-month period ended September 30, 2021, consisted of proceeds from stockholder loans.

We expect to continue to rely on net cash provided by financing activities in future periods to support operations and implement our business development strategy.

The Company’s assets are sufficient as of September 30, 2022, to close on the transaction to acquire Down2Fish and otherwise conduct its plan of operation. However, management believes that the Company will need an additional round of financing within the next twelve months to sustain operations and implement its business development strategy. We anticipate conducting another private equity offering to meet our objectives and will look to third parties to secure financing. Management is confident that its efforts to realize additional funding will be successful and looks forward to taking its first steps to build the Company’s business.

The Company does not intend to pay cash dividends in the foreseeable future.

The Company had no lines of credit or other bank financing arrangements as of September 30, 2022.

The Company had no commitments for future capital expenditures as of September 30, 2022.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors except the Arvana 2022 Stock Incentive Plan, pursuant to which its directors were granted stock options subsequent to period end, and an employment agreement with its chief executive officer dated September 1, 2022.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off-Balance Sheet Arrangements

As of September 30, 2022, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

Going Concern

Management has expressed an opinion as to the Company’s ability to continue as a going concern despite an accumulated deficit of $36,146,147 and negative cash flows from operating activities as of September 30, 2022. The aggregation of these factors raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plan to address the Company’s ability to continue as a going concern includes obtaining funding from the private placement of equity and building value through its business development strategy. Management believes that the Company will remain a going concern through implementing its plan, though it can provide no assurances that such plan will prove successful.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the acting chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including its chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2022, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors

Not required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company concluded a private placement of common stock on September 30, 2022, as disclosed to the Commission on Form 8-K dated October 18, 2022.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

The Company adopted the Arvana 2022 Stock Incentive Plan on September 30, 2022, and granted incentive and non-qualified stock options subsequent to period end. The Stock Incentive Plan must obtain stockholder approval of its terms and conditions within twelve (12) months of its adoption.

Item 6.  Exhibits

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 20 of this Form 10-Q and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARVANA INC.

By:	/s/ Ruairidh Campbell
Ruairidh Campbell, Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer

Date:	November 21, 2022

INDEX TO EXHIBITS

Regulation S-K Number	Exhibit
3.1	Articles of Incorporation filed with the Commission as an exhibit to Form 10-SB on May 24, 2000.
3.1.1	Amended and Restated Articles of Incorporation filed with the Commission as an exhibit to Form 8-K on October 12, 2010.
3.1.2	Amended and Restated Articles of Incorporation filed with the Commission as an exhibit to Schedule 14C on February 2, 2021.
3.2	Amended and Restated Bylaws filed with the Commission as an exhibit to the Form 10-SB on May 24, 2000.
10.1	Debt Settlement Agreement and Release with Zahir Dhanani filed with the Commission as an exhibit to Form 8-K on July 29, 2021.
10.2	Debt Settlement Agreement and Release with CaiE Foods Partnership Ltd. filed with the Commission as an exhibit on Form 8-K dated July 29, 2021.
10.3	Debt Settlement Agreement and Release with Valor Invest Ltd. filed with the Commission as an exhibit to Form 8-K on July 29, 2021.
10.4	Debt Settlement Agreement and Release with 681315 B.C. Ltd. filed with the Commission as an exhibit to Form 8-K on July 29, 2021.
10.5	Debt Forgiveness Agreement with Zahir Dhanani filed with the Commission as an exhibit to Form 8-K on July 29, 2021.
10.6	Debt Forgiveness Agreement with Topkapi International Investment Corp. filed with the Commission as an exhibit to Form 8-K on July 29, 2021.
10.7	Arvana 2022 Stock Incentive Plan dated September 30, 2022 (attached)
10.8	Employment Agreement with the Company’s chief executive officer dated September 1, 2022 (attached)
10.9	Business Purchase Agreement filed with the Commission as exhibit to Form 8-K on November 16,2022.
14.1	Code of Ethics filed with the Commission as an exhibit to the Form 10-KSB on April 16, 2007.
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act filed with the Commission as an exhibit to this Form 10-K.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed with the Commission as an exhibit to this Form 10-K.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

