Form 10-K
period 2022-12-31
ARVANA INC
filed 2023-04-17
CIK 1113313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022.

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

Securities registered under Section 12(g) of the Act: Common Stock, $0.001 par value.

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
Emerging growth company ☐

If an emerging growth company, indicate by check number if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant including in the filing reflect the correction of an error in previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐  No ☒

The aggregate market value of the registrant’s common stock, $0.001 par value (the only class of voting stock), held by non-affiliates (14,552,538 shares) was $10,550,590 based on the average of the bid and ask price ($0.725) on April 14, 2023.

At April 14, 2023, the number of shares outstanding of the registrant’s common stock, $0.001 par value (the only class of voting stock), was 35,948,518.

1

DOCUMENTS INCORPORATED HEREIN BY REFERENCE

Information Statement (Schedule 14C) filed with the Securities an Exchange Commission on March 8, 2023, incorporated by reference to Part I of this Annual Report on Form 10-K.

PART I

ITEM 1 BUSINESS

As used herein the terms “Arvana,” “we,” “our,” and “us” refer to Arvana Inc., its subsidiary, and its predecessor, unless context indicates otherwise. Any distinct references to Down2Fish refer to Down2Fish Charters, LLC., a wholly owned subsidiary of Arvana.

FORWARD-LOOKING STATEMENTS

The information in this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, including our capital needs, business plans and expectations. Forward-looking statements also involve risks and uncertainties regarding our business, capital, government regulations, stock price, operating costs, capital costs, and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. You can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms, or other comparable terminology. Forward-looking statements are based on assumptions and analyses made by management considering their experience and perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. Actual events or results may differ materially. We disclaim any obligation to publicly update forward-looking statements or disclose any difference between actual results and those reflected in these statements. Given these uncertainties, readers are cautioned not to place undue reliance on forward-looking statements.

Overview

Arvana was incorporated in the State of Nevada on June 16, 1977, as “Turinco, Inc.” to engage in any legal undertaking. On July 24, 2006, Arvana changed its name from Turinco, Inc. to Arvana Inc. on the acquisition of Arvana Networks, Inc., a telecommunications business. We discontinued efforts related to that business as of December 31, 2009. Arvana acquired Down 2 Fish Charters, LLC on February 3, 2023. Down2Fish was organized under the laws of the State of Florida on April 1, 2019.

Down2Fish operates a Florida based fishing charter business that offers a range of curated maritime adventures that include inshore, offshore, and custom charters for fishing enthusiasts, nature lovers and tourists. The business is operated from a private dock in Palmetto, Florida that services the Tampa Bay area in addition to St Petersburg, Sarasota, Venice, Port Charlotte, and Clearwater. Down2Fish generates its revenue from the sale and provision of fishing charter services.

Arvana signed a non-binding term sheet intent on acquiring a multi-media platform on May 21, 2021. The term sheet required that the owner of the acquisition target secure voting control of Arvana as a pre-condition to facilitating a transaction. On October 26, 2021, Arvana signed a rescission agreement and mutual release with the owner of the intended acquisition that included a return of voting control, as the parties were unable to agree on the structure of the prospective transaction.

While Arvana is focused on building on the Down2Fish business model it will continue to seek, evaluate, and determine other business opportunities in the energy and real estate development sectors.

Arvana

Our office is located at 299 Main Street, 13th Floor, Salt Lake City, Utah 84111, and our telephone number is (801) 232-7395. AA Registered Agents, 4869 Nightwood Court, Las Vegas, Nevada 89149, is our registered agent in the State of Nevada. Arvana is registered with the Commission and traded on the OTC Pink Sheets Current Information Alternative Reporting electronic platform under the symbol “AVNI.”

History

Arvana acquired Down2Fish on February 3, 2023, from LCF Salons, LLC, in exchange for fifty thousand dollars ($50,000) and a promissory note in the amount of seven hundred thousand dollars ($700,000) payable twenty-four (24) months after the closing date that bears interest of seven and one quarter percent (7¼ %) per annum in accordance with the Business Purchase Agreement dated November 16, 2022. Interest on the initial twelve (12) months of the promissory note term is payable on its 12-month anniversary.

Down2Fish operates a standard fishing charter business that offers inshore, offshore, and custom charters to fishing enthusiasts. Our business specializes in personal fishing adventures, special occasions, and corporate retreats. We generate revenue from the sale and provision of fishing charter services. We operate from a privately leased dock in Palmetto, Florida that primarily services the Tampa Bay area. Down2Fish is managed by experienced and qualified individuals well acquainted with the charter fishing industry who are focused on making it a leading charter company.

Services

Down2Fish offers the following service options for seaborne adventures:

•	inshore/coastal fishing boat charter services;
•	offshore fishing boat charter services.
•	sight-seeing fishing boat charter services; and
•	custom fishing boat chart services.

In-shore fishing charters are an excellent way to experience deep-sea fishing off the Florida Gulf coast without spending the day motoring out to the open sea and back again. Customers get the full experience of baiting their line, casting, hooking, and landing a real live Gulf water fish, all within sight of shore. We offer in-shore charters as full or half-day adventures that includes exploring flats and bays up to three miles from the beach. May, June, and July are the best months for inshore fishing in the Tampa Bay area. Popular inshore fish species include mangrove snapper, snook, redfish, tarpon, and cobia. Fishing lessons are included on our charters along with help in cleaning the catch.

An offshore deep-sea fishing charter is designed to be an immersive experience. Charters are all-day trips that travel up to eighty miles offshore to open waters off the Florida Gulf coast, that are home to large fish, up to 50lbs or more including red grouper, scamp grouper, gag grouper, mahi mahi, American red snapper, red porgy, greater amberjack, blackfin tuna, various shark species, king mackerel, jack crevalle, and cobia. The skills required for deep-sea fishing can be more challenging than that required for in-shore fishing and the equipment more exhaustive to use. Fishing lessons for inexperienced deep-sea anglers are often a good part of the charter. We offer deep-sea fishing all year round subject to weather conditions.

Sight-seeing charters specialize in taking customers out on local waterways on guided tours of aquatic and terrestrial points of interest. This type of charter works well in tourist destinations such as Tampa.

Custom or special event charters are all-day trips designed to commemorate special events such as weddings, corporate outings, or birthday parties that can combine in-shore and off-shore fishing charters. Customers can choose from a variety of activities and sight-seeing options tailored to specific requests.

We intend to offer dolphin watching charters as the means to grow the Down2Fish brand in the Greater Tampa area and are exploring the possibilities for offering whale watching charters. The Tampa Bay area is ideal for dolphin spotting as many dolphins live in shallow waters close to the coastline. Dolphin tours are extremely popular with families and groups. North Atlantic right whales can be spotted from November to April in waters off the Florida Gulf coast as their only known destination for calving. While right whale spotting in Florida is a rarity, we are unaware of any fishing charter companies in Florida that offer whale watching tours so this service could quickly help us distinguish the Down2Fish brand.

Industry

The fishing charter industry consists of businesses that engage in services such as inshore/coastal fishing, offshore fishing, and tournament fishing. Operators provide charter boat services for individuals, parties, and companies. Operators may vary greatly in size, ranging from large operators with a fleet of vessels to single boat owner-operators and part-time charter companies.

A research report published by IBISWorld updated on January 19, 2021, shows that over a five-year period to 2018, the fishing charter industry in the United States experienced moderate growth. Industry revenue increased at an annualized rate of 2.9% to a sum of $371.1 million, including a 2.4 % rise in 2018 alone. The number of businesses grew by 0.08%, and the number of employees engaged in the industry grew by 1.5% in this period, which translated to 3,107 charter boat businesses and 5,143 employees respectively. The fishing charter industry recovered from a sharp decline that began with the 2008 recession and bottomed out in 2009. Falling per capita disposable income and poor national economic performance during the recession forced consumers and businesses to reduce recreational services such as fishing charters. However, by 2018, the fishing charter industry had recovered from early post recessionary bumps due to a rise in consumer sentiment and per capita disposable income.

Growth in the fishing charter industry peaked in 2019 before stalling and reversing course again with the onset of the COVID-19 pandemic that continued to work against the industry in 2020. The National Bureau of Economic Research, a non-profit research organization, determined that a peak in monthly general economic activity in the United States occurred in February of 2020. Since 2020, a return to growth in the demand for charter fishing services has been further threatened by inflation, even as the economy recovers from the turbulence presented by the COVID-19 pandemic.

Inflation is measured by the Consumer Price Index generated by the United States Bureau of Labor Statistics which reported that consumer prices fell in December of 2022 for the first time in more than eighteen months though it remains today at historically elevated levels. Nonetheless, the decline is seen as an indication that inflation will continue to trend down in coming months. Even though inflation has had an impact on the industry. A report from the Statista Research Department on the fishing charter industry published on December 9, 2022, indicated a marginal decline in the size of the industry to $357 million and a decrease in the number of businesses and employees to 3,085 and 4,901 respectively.

Despite the decline, the fishing charter industry expects a return to growth. The increase in per capita disposable income is likely to continue in a tight labor market, which development will likely provide consumers with more discretionary income for recreational services, tempered by the residual impact of COVID-19 and ongoing inflationary pressures.

Competition

While no single participant in the fishing charter business holds a dominant share of the available market, we do nonetheless face intense competition. Competitors range from industry operators that maintain fleets of vessels, to single vessel owner-operators and part-time charter companies. Existing and prospective competitors have or could have advantages over us such as those with greater name recognition, longer operating histories, deeper service offerings, larger customer bases, substantially greater financial or other resources. Many of our competitors offer fishing charters at a low-cost that may be difficult or impossible for us to match and are able to book fishing charters directly from their own e-commerce websites as compared to our reliance on third-party booking sites or services to accept payment, all of which are paid a fee for each engagement.

We are faced with a bevy of competitors in the Tampa Bay area that include:

•	Queen Fleet Deep Sea Fishing based in Clearwater, Florida, a family-owned business that has offered fishing charters for over sixty years. Service offerings include charters for up to 150 persons on “fishing party boats” for half day excursions, and on smaller charters for up to 85 persons on all day fishing excursions. The business maintains two of the larger fishing party boats and one vessel for all day fishing charters.
•	Poseidon Fishing Charters that operate from Tampa Bay offers specific charters to fish for specific fish species, such as goliath grouper fishing or shark fishing, night fishing and firework sight-seeing tours. Poseidon Fishing also offers a summer camp for children, merchandise, and special pricing for time sensitive charters.
•	Florida Reels Fishing Charters offers a variety of pick-up locations along the Gulf Coast that is operated by a single owner-operator with one custom built vessel. The business emphasizes its use of top fishing equipment and reliance on knowledge-based fishing derived from years spent fishing in the area.

While this list of competitors is in no way exhaustive it does provide a snapshot of competition in the area and some of the distinguishing characteristics used by these competitors to attract fishing charters.

Our competitive weaknesses are tied to our limited operating history and the size of our operation. Since we are relatively new to operating in the Tampa Bay area, our business struggles with brand recognition in a market rife with options. We expect that the implementation of our business plan will increase brand recognition and customers for our fishing charters. However, efforts to expand brand recognition require that we overcome our biggest competitive weakness that being the limited financial resources at our disposal. Material growth will depend, in no small part on our ability to purchase an additional vessel to host dolphin sightseeing charters, and our willingness to spend additional sums on marketing our charters. We do not presently have the funds necessary to purchase a suitable dolphin sightseeing vessel, or to boost marketing efforts.

Despite the nature of the fishing charter industry and our competitive weaknesses, we believe that the services we offer today will continue to compete effectively due to several factors. We have a team with excellent experience in the fishing charter industry that provides the core strength of our workforce. Aside from the synergies that exist in our carefully selected workforce, our charters are guided by best practices in the industry. Our captain is at the top of the range for expertise in running fishing charters. Another of our strengths is our location in Palmetto, Florida with easy access to the Florida Gulf Coast, an area extremely popular for anglers and tourists alike. The state-of-art condition of our fishing boats and fishing equipment is an attraction for customers. Another of our strengths is our attention to fishing rules and regulations focused on preserving the environment. Our concern for the environment is not lost on customers who are increasingly focused on enjoying nature without causing harm in the process. We are also charter cost competitive with other fishing charter businesses in the area.

Market Analysis

The fishing charter industry competes with a wide variety of other recreational activities that include non-fishing sightseeing, land-based recreation such as hiking, city sightseeing, and even sporting events. A research report published by IBISWorld reported that during the five years that preceded 2018, the industry lost ground to other forms of recreation as consumer preferences changed. The COVID-19 pandemic had a further chilling effect on the industry as prospective customers were bound to remain in their homes. However, a post-COVID-19 IBISWorld report on the fishing charter industry generated in 2021 forecasts that the industry is expected to realize annualized revenue growth through 2026, on the basis that sustained economic growth will lead to an increase in consumer incomes which will enable more people to spend more money on recreational activities. Despite recessionary fears, there is reason to believe that the fishing charter business is about to enter a consistent growth pattern in the face of competing recreational activities.

Marketing Strategy

Our marketing strategies are directed towards achieving specific objectives that support our strategic goals to create new market channels, increase revenue and grow market share. We will leverage off premier fishing charter experiences to win new customers and retain existing ones. Down2Fish maintains modern well equipped fishing charter vessels, experienced crews, a convenient location from which to embark on charters, and reliance on highly reliable payment platforms for payment. Our intention is also to work with brand and publicity consultants to help us map out publicity and advertising strategies that will help us reach our target market.

We expect to continue to make use of the following marketing and sales strategies:

•	promote our business online via our official website and social media platforms like; Instagram, Facebook, twitter, YouTube, Google, LinkedIn + et al;
•	attend networking events;
•	offer Down2Fish branded merchandise online and aboard our fishing charters;
•	create a loyalty plan that will enable us to reward our consistent customers especially those that introduce their friends and family members to our business;
•	advertise special prices;
•	place adverts on electronic media platforms;
•	sponsor relevant community-based events/programs;
•	advertise our fishing boat charter in our official website and employ strategies that will help us pull traffic to the site;
•	promote our business on fishing charter booking sites such as Fareharbor, Travelocity, and Fishing Booker; and
•	dress crew members in branded shirts with our company logo.

Our pricing is similar to the average price of what is charged for a fishing charter. While we do not charge more than our competitors, we do not charge less. Nonetheless, we do intend to offer discounts on our fishing charters for special events, and to reward loyal customers especially for referrals to our business.

Our facility to accept payments is all inclusive, as we are quite aware that different customers prefer different payment options such as:

•	payment via bank transfer
•	payment with cash
•	payment via Point-of-Sale Machine (POS)
•	payment via credit card.

Governmental Regulation

Our business is subject to extensive federal, state, and local regulations in Florida.

The captain of a saltwater fishing charter must comply with U.S. Coast Guard (“USGC”) regulations which include holding a USGC Captain’s License. Vessels used by a charter captain to do business must be commercially registered or have a USGC certificate of documentation with a commercial designation and follow USGC vessel safety requirements. Vessels carrying more than six passengers for hire must also have a Certificate of Inspection issued by the USGC. The USGC also exercises full authority over the safety and health of crews aboard vessels that have been inspected and certified. Any safety or health complaints received by the Occupational Safety and Health Administration (“OSHA”) concerning crew working conditions on an inspected vessel are referred to the USGC for determination of whether the events complained of constitute hazardous conditions. Fishing charters conducted in the Gulf of Mexico are also required to hold Gulf of Mexico Charter/Headboat for Reef Fish, and a Gulf of Mexico Charter/Headboat for Coastal Migratory Pelagics permits issued by the National Oceanic and Atmospheric Administration (“NOAA”). Enforcement falls on the NOAA Office of Law Enforcement.

Florida requires a Charter Captain or Boat Fishing License to carry paying customers for the purpose of taking, attempting to take or possessing saltwater fish or organisms. A Florida Charter Capitan license also covers customers on a charter who are not required to hold separate recreational saltwater fishing licenses and permit the licensed captain to go from boat to boat to do business. Florida also requires us to hold a Gulf Reef Fish Charter/Endorsement. State licenses are issued by the Florida Fish and Wildlife Conservation Commission (“FWC”). Our business is also subject to FWC Florida Charter for Hire Regulations and Florida Recreational Fishing Regulations. We are further required to register as our boats as commercial vessels with the Florida Highway Safety and Motor Vehicles. Our business must also follow certain local restrictions as to seasons, volume, and fish species subject to catch.

We are also subject to city and county business license requirements.

Our failure to comply with the rules and regulations that govern fishing charter businesses could result in substantial penalties. Since such rules and regulations are frequently amended or interpreted differently by regulatory agencies, we are unable to accurately predict the future cost or impact on our business in complying with such laws or ultimately what cost or impact compliance or otherwise will have on us. Nevertheless, we do believe that our business is currently in regulatory compliance with those rules and regulations incumbent upon us.

Environment

We seek to comply with all applicable federal, state, and local statutory laws or regulations concerning the preservation of our environment. The Magnuson-Stevens Fishery Conservation and Management Act (“MSA”) is the primary federal law governing marine fisheries management in federal waters up to two hundred nautical miles off the U.S. coasts. The MSA works through local councils to maintain its objectives. Our business falls under the Gulf of Mexico Fishery Management Council, one of eight councils that are responsible for developing management plans to prevent overfishing, rebuild fish stocks and promote the long-term health of fishing. MSA councils look to the Scientific and Statistical Committee (“SSC”) for advice over a range management issues, such as what is an acceptable biological catch, maximum sustainability, and rebuilding targets. Based on data generated by the SSC, each council develops a fish management plan and submits recommended regulations to the U.S. Secretary of Commerce. The Gulf of Mexico Fishery Management will also work with the FWC to ensure consistency in catch limitations. NOAA is one of the agencies responsible the enforcement of MSA directives.

Florida is fiercely protective of its fish stocks given the tremendous economic impact it has on the state. On the state level the FWC is responsible for saltwater regulations that extend up to nine nautical miles off the Florida Gulf Coast. Regulations published through the FWC go to bag limits, species, size, and season for each fish species that can be legally caught. The FWC also publishes a list of fish species that cannot be caught. Since restrictions are subject to change, current restrictions are published online on the FWC’s website, eRegulations.com, and through independent businesses that offer fishing charters. Local fishing areas may also maintain restrictions on fishing that apply to their communities.

Expenditures for compliance with federal state and local environmental laws have not had, and are not expected to have, a material effect on our business.

Employees

Arvana has one full time chief executive officer, and chief financial officer who also serves as a director. He engages with consultants, attorneys, accountants and auditors as necessary to direct Arvana in conducting its business. Management has no intention of engaging additional employees until such time as Down2Fish’s sustainability can be assured. Down2Fish has a non-employee compensation arrangement with its manager and does plan to hire additional persons in line with efforts to increase the number of charter tours completed.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements and Labor Contracts

Arvana owns no patents, trademarks, licenses, franchises, concessions, or royalty agreements and is not subject to any labor contracts.

Reports to Security Holders

Our annual report contains audited financial statements. We are not required to deliver an annual report to security holders and will not automatically deliver a copy of the annual report to our security holders unless a request is made for such delivery. We file all of our required reports and other information with the Commission. The statements and forms filed by us with the Commission have also been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at http://www.sec.gov.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and, as such, are not required to provide the information under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and, as such, are not required to provide the information under this Item.

ITEM 2. PROPERTIES

Arvana leases executive office is located at 299 Main Street, 13th Floor, Salt Lake City, Utah 84111. We pay an annual rent of $828 payable on a month-to-month basis.

Our business office is located at 901 25th Avenue W, Palmetto, Florida 34221. We paid a nominal fee for the use of a boat dock and two boat slips to cover the term of the lease that expires on December 31, 2025.

We believe that these arrangements are appropriate at this time given our focus on operating efficiencies and do not believe that we will need to maintain a larger spaces in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

Arvana is not a party to any material litigation, arbitration, governmental proceeding, or other legal proceeding currently pending or known to be contemplated against it, or any of its officers or directors in their respective capacities as members of Arvana’s management team.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Shares of Arvana’s common stock are quoted on the OTC Pink Sheets Current Information Alternative Reporting electronic platform under the symbol “AVNI”.

Over-the-counter market quotations of our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

On February 22, 2023, Arvana’s stockholders approved a forward-split on a 3-1 basis of its outstanding common stock to be made effective on March 31, 2023. The intended corporate action was not made effective on the anticipated date and remains subject to regulatory review by the Financial Industry Regulatory Authority (FINRA) at the time of filing this Annual Report. The forward-split is anticipated to be effective April 19, 2023.

Holders

Arvana had 86 stockholders of record holding a total of 35,948,518 shares of fully paid and non-assessable common stock of the 500,000,000 shares of common stock, par value $0.001, authorized. We believe that the number of beneficial owners is substantially greater than the number of record holders given a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors.

Dividends

Arvana has neither the ability nor any history of paying cash dividends to its stockholders and has no intention to pay cash dividend in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below details compensation plans, including individual compensation arrangements, under which Arvana equity securities have been authorized for issuance as of year-end December 31, 2022, aggregated as follows: (i) All compensation plans previously approved by security holders; and (ii) All compensation plans not previously approved by security holders.

Plan category	Number of securities issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	— [1]	— [1]	— [1]
Equity compensation plans not approved by stockholders	2,650,000	$0.27	850,000
Total	2,650,000	$0.27	850,000

1The Arvana Inc. 2002 Stock Incentive Plan was approved by stockholders on February 22, 2023.

Arvana Inc. 2022 Stock Incentive Plan

The purpose of the Arvana Inc. 2022 Stock Incentive Plan (“Incentive Plan”) is to provide a means through which Arvana may attract able persons to serve as employees, directors, or consultants of Arvana or its subsidiaries, and to provide a means whereby those individuals upon whom the responsibilities for the successful administration and management of Arvana rest, and whose present and potential contributions to Arvana are of importance, may acquire and maintain stock ownership, thereby strengthening their concern for the welfare of Arvana. The Incentive Plan provides for granting incentive stock options (“ISO’s”), non-qualified stock options (“NQSO’s”), restricted stock awards (“RSA’s”), or any combination of the foregoing, as is best suited to the circumstances of the employee, consultant, or director who might be eligible for participation. Employees are eligible for incentive stock options and non-qualified stock options under the Incentive Plan. Non-employee members of our board of directors (“Board”) and consultants are eligible for non-qualified stock options.

Performance Graph

Not required for smaller reporting companies.

Recent Sales of Unregistered Securities

The table below details Arvana sales of securities over the past three years which were not registered under the Securities Act of 1933, as amended (“Securities Act”) that includes sales or reacquired securities, new issues, securities issued in exchange for property, services or other securities, and new securities that resulted from the modification of outstanding securities. None of sales detailed below involved any underwriters, underwriting discounts, or commissions, except as specified hereto.

On September 30, 2022, Arvana sold an aggregate of one million eight hundred thousand (1,800,000) shares to 16 individuals and 2 corporations, pursuant to the exemptions from the registration promulgated under Securities Act as follows;

Name	Date	Amounts Settled	Cash	Price	Shares	Exemptions
Brian Buckley (1)	08/11/2022	$—	$25,000	$0.20	125,000	§4(a)(2)/ Reg S
Peter Van Seggelen	08/11/2022	—	25,000	0.20	125,000	§4(a)(2)/ Reg S
Leonard B. Smith	08/18/2022	—	10,000	0.20	50,000	§4(a)(2)/ Reg S
Cathy Bures	08/25/2022	—	5,000	0.20	25,000	§4(a)(2)/ Reg D
Andrew Barry	08/29/2022	—	12,500	0.20	62,500	§4(a)(2)/ Reg S
Melanie Ellenburgh	08/29/2022	—	12,500	0.20	62,500	§4(a)(2)/ Reg S
Jim Silyve	08/29/2022	—	10,000	0.20	50,000	§4(a)(2)/ Reg S
Bruce Carson	09/01/2022	—	25,000	0.20	125,000	§4(a)(2)/ Reg S
James Stephen Gardiner & Licia Gardiner	09/01/2022	—	15,000	0.20	75,000	§4(a)(2)/ Reg S
Robert Breakell	09/01/2022	—	10,000	0.20	50,000	§4(a)(2)/ Reg S
Orion Winkelmeyer	09/01/2022	—	60,000	0.20	300,000	§4(a)(2)/ Reg S
Louis Basque	09/02/2022	—	5,000	0.20	25,000	§4(a)(2)/ Reg S
Brian Buckley (1)	09/07/2022	—	35,000	0.20	175,000	§4(a)(2)/ Reg S
Lawrence Jean	09/08/2022	—	10,000	0.20	50,000	§4(a)(2)/ Reg S
Natasha Blaisdell	09/09/2022	—	15,000	0.20	75,000	§4(a)(2)/ Reg S
Jeffrey King	09/09/2022	—	5,000	0.20	25,000	§4(a)(2)/ Reg S
Daniel Dunlop	09/09/2022	—	30,000	0.20	150,000	§4(a)(2)/ Reg S
Enkore Custom Homes, Inc.	09/20/2022	—	10,000	0.20	50,000	§4(a)(2)/ Reg S
Orsa & Company (2)	09/30/2022	40,000	—	0.20	200,000	§4(a)(2)/ Reg D
Sub-total		40,000	320,000 (3)
TOTAL			$360,000		$1,800,000
(1)	Brian Buckley participated in the placement twice.
(2)	Orsa & Company is wholly owned by Ruairidh Campbell, an officer and director of Arvana.
(3)	Arvana paid a 10% referral fee to a resident of Alberta, Canada pursuant to provincial regulatory exemptions from registration.
12

On July 23, 2021, we issued an aggregate of twenty-nine million five hundred and thirty-seven thousand eight hundred and forty-eight (29,537,848) shares in debt settlement to four individuals (4) and five (5) entities, pursuant to the exemptions from the registration promulgated under Securities Act as follows;

Name	Date	Amount Settled & Extinguished	Stock Price	Shares	Exemptions
Zahir Dhanani (1)	04/01/2021	$220,071.06	$0.30	436,492	§ 4(a)(2)/ Reg S
Third Millennium Capital Corporation	04/01/2021	12,659.58	0.30	26,507	§ 4(a)(2)/ Reg S
CaiE Foods Partnership Ltd.	04/01/2021	213,522.09	0.30	582,033	§ 4(a)(2)/ Reg D
International Portfolio Management Inc. (2)	06/30/2021	10,375.00	0.04	259,375	§ 4(a)(2)/ Reg S
Altaf Nazerali (2)	06/30/2021	5,750.00	0.04	143,750	§ 4(a)(2)/ Reg S
Altaf Nazerali (2)	06/30/2021	10,000.00	0.04	250,000	§ 4(a)(2)/ Reg S
Valor Invest Ltd. (2)	06/30/2021	924,975.96	0.04	23,124,399	§ 4(a)(2)/ Reg S
John Baring (3)	06/30/2021	60,000.00	0.04	1,500,000	§ 4(a)(2)/ Reg D
681315 B.C. Ltd. (4)	06/30/2021	103,611,68	0.04	2,590,292	§ 4(a)(2)/ Reg S
Raymond Wicki	06/30/2021	44,879.03	0.04	625,000	§ 4(a)(2)/ Reg S
TOTAL		$1,605,844.40		$29,537,848
(1)	Zahir Zhanani is a former officer and director of Arvana.
(2)	Valor Invest Ltd. and International Portfolio Management are under the common control of Altaf Nazerali.
(3)	Sir John Baring is the chairman of Arvana’s Board.
(4)	681315 B.C. Ltd. is beneficially owned by Arvana’s former bookkeeper.

On November 19, 2020, we issued an aggregate of two million six hundred and five thousand six hundred (2,605,600) shares in debt settlement to one individual and two entities related to that individual pursuant to the exemptions from registration promulgated under the Securities Act as follows:

Name	Date	Amount Settled & Extinguished	Stock Price	Shares	Exemptions
Altaf Nazerali (1)	11/19/2020	$111,291	$0.10	1,112,910	§ 4(a)(2)/ Reg S
International Portfolio Management Ltd. (1)	11/19/2020	113,269	0.10	1,132,690	§ 4(a)(2)/ Reg S
Valor Invest Ltd. (1)	11/19/2020	36,000	0.10	360,000	§ 4(a)(2)/ Reg S
TOTAL		$260,560		$2,605,600
(1)	Valor Invest Ltd. and International Portfolio Management are under the common control of Altaf Nazerali.

On March 4, 2020, we issued an aggregate of nine hundred and seventy-one thousand and forty (971,040) shares in debt settlement to three unrelated individuals pursuant to the exemptions from registration promulgated under the Securities Act as follows:

Name	Date	Amount Settled & Extinguished	Price	Shares	Exemptions
Olga Volger	03/04/2020	$14,883	$0.10	148,830	§ 4(a)(2)/ Reg D
Raymond Wicki	03/04/2020	42,629	0.10	426,290	§ 4(a)(2)/ Reg S
Conrad Swanson	03/04/2020	39,592	0.10	395,920	§ 4(a)(2)/ Reg S
TOTAL		$97,104		$971,040

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and, as such, are not required to provide the information under this Item.

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

Discussion and Analysis

Overview

Arvana closed the acquisition of Down2Fish on February 3, 2023, on those terms and conditions required by the Business Purchase Agreement dated November 16, 2022. Prior to the acquisition, Arvana’s sole business purpose was to enter into an acquisition of or merger with an existing company. The effect of the transaction was that Arvana acquired the business of Down2Fish and ceased to be a shell company.

Down2Fish operates a Florida based fishing charter business that offers a range of curated maritime adventures that include inshore, offshore, and custom charters for fishing enthusiasts, nature lovers and tourists. The business is operated from a private dock in Palmetto, Florida that services the Tampa Bay area in addition to St Petersburg, Sarasota, Venice, Port Charlotte, and Clearwater. Down2Fish generates its revenue from the sale and provision of fishing charter services.

On May 21, 2021, Arvana signed a non-binding term sheet intent on acquiring a multi-media platform. The term sheet required that the owner of the acquisition target to secure voting control of Arvana as a pre-condition to facilitating a transaction. On October 26, 2021, Arvana signed a rescission agreement and mutual release with the owner of the intended acquisition that included a return of voting control, as the parties were unable to agree on the structure of the prospective transaction.

Plan of Operation

Our plan of operation is to support the further development of our business, and to build on its existing business model. We believe that an expansion of marketing efforts around Tampa Bay, to offer a wider range of services, such as dolphin tours, will establish the Down2Fish brand, attract more customers increase revenues. Expansion into new service offerings will however require capital sufficient to finance the purchase of another vessel and additional boating equipment. We believe that dolphin tours can return net revenue on a consistent basis if we are able to attract sufficient customers to each excursion. We are currently licensed and equipped to carry no more than six (6) customers on each fishing charter. A vessel designed primarily for dolphin tours can carry from fifty (50) to one hundred (100) customers. Our primary impediment for equipment procurement and installation is cost. We are presently considering financing options that might become available to us in the near term but have no assurance that financing options will become available or that if such did become available, that the financing terms would be tenable for our business. Unless or until we can offer excursions that cater to a greater number of customers on each excursion, we will continue to focus on offering more fishing charter excursions to build revenue and improve our results of operations.

Results of Operations

During the years ended December 31, 2022, and December 31, 2021, Arvana extinguished debt, capital to sustain operations, evaluated business opportunities, pursued certain businesses, and entered into an agreement to purchase Down2Fish as a wholly owned subsidiary. The purchase closed post-year end 2022.

Our results of operations for the year ended December 31, 2022, as compared to the year ended December 31, 2021, were as follows below:

	Twelve Months Ended December 31
	2022	2021	Change
Revenue	$—	$—	$—
Operating expenses	165,831	102,704	57,847
Loss from Operations	(165,831)	(102,704)	(57,847)

Interest income	22	—	22
Interest expense	(587)	(19,207)	18,620
Foreign exchange gain	—	6,708	6,708
Loss on debt settlement	—	(12,460,079)	12,460,079
Other income	15,000	458,833	(443,833)
Total Other Income (Expense)	14,435	(12,013,744)	12,028,079
Net loss	$(151,396)	$(12,116,448)	$11,853,364

Loss from Operations

Revenue

We did not generate revenue during each of the respective twelve-month periods ended December 31, 2022, and 2021.

Revenue is anticipated over the next twelve-months given our recently acquired fishing charter business.

Operating Expenses

Operating expenses for the twelve-month period ended December 31, 2022, increased to $165,831 as compared to $102,704 for the twelve-month period ended December 31, 2021, an increase of 56%. The increase in operating expenses over the twelve-month period ended December 31, 2022, is attributed to an increase in general and administrative expenses due to costs associated with a change in our controlling stockholder, a private placement, and accounting costs attendant to our purchase of Down2Fish, offset by a decrease in professional fees.

We expect operating expenses to increase in future periods as we recognize expenses related to the purchase of Down2Fish and work to build on our business plan.

Other Income (Expense)

Other income for the twelve-month period ended December 31, 2022, was $14,435 as compared to other expense of $12,013,744 for the twelve-month period ended December 31, 2021. The transition from other expense to other income over the comparative periods can be primarily attributed to the loss on debt settlement, offset by other income realized from the extinguishment of debt in the prior twelve-month period. Other income in the current twelve-month period can be attributed to an amount forgiven in connection with a rescission agreement and mutual release agreement dated October 26, 2021.

We expect other expense to increase over future periods as interest accrues against amounts due to the seller of Down2Fish, and against debt instruments tied to the fishing charter vessels.

Net Loss

Net loss for the year ended December 31, 2022, was $151,395 as compared to net loss of $12,116,448 for the year ended December 31, 2021, a decrease of 99%. The decrease in net loss in the current twelve-month period over the prior comparable period is attributed to other income offset by the increase in operating expenses.

We expect to continue to realize net losses from operations over the near term as management works to implement its business model.

Capital Expenditures

We expended no amounts on capital expenditures for the respective twelve-month periods ended December 31, 2022, and December 31, 2021.

Liquidity and Capital Resources

Since inception, Arvana has experienced significant changes in liquidity, capital resources, and stockholders’ deficit.

We had assets of $142,365 as of December 31, 2022, that consisted solely of cash, and a working capital surplus of $104,495, as compared to assets of $3,340 as of December 31, 2021, that consisted solely of cash, and a working capital deficit of $101,585. Net stockholders' equity in Arvana was $104,495 at December 31, 2022, as compared to a net stockholders' deficiency in Arvana of $101,585 at December 31, 2021.

The following table shows a summary of our cash flows for the periods presented:

	Twelve Months Ended December 31
	2022	2021	Change
Net cash (used in) provided by	$—	$—	$—
Operating activities	$(132,651)	(33,579)	166,907
Investing activities	—	—	—
Financing activities	271,676	31,925	240,338
Increase (decrease) in cash	139,025	(1,654)	140,679

Cash Used in Operating Activities

Net cash provided by operating activities for the twelve-month period ended December 31, 2022, was $132,651 as compared to net cash used in operating activities of $33,579 for the twelve-month period ended December 31, 2021. Net cash used in operating activities in the current period can be attributed to book expense items that do not affect the total amount relative to actual cash used, such as share based compensation. Balance sheet accounts that affect cash but are not income statement related that are added or deducted to arrive at cash used in operating activities, include other income, accounts payable and amounts due to related parties.

We expect net cash provided by operating activities to continue over the next twelve months as we implement our business plan.

Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2022, and December 31, 2021, was $nil.

We expect to use net cash in investing activities in the near term as investment will be required of us in connection with the expansion our fishing charter business.

Cash Flows from Financing Activities

Cash flow provided by financing activities for the year ended December 31, 2022, was $271,676, as compared to $31,925 for the year ended December 31, 2021. Cash flows provided from financing activities in the current period consisted of proceeds from a private placement, offset by loan repayments and financing costs.

We expect to continue to use net cash provided by financing activities to expand our business.

Arvana does not intend to pay cash dividends in the foreseeable future.

Arvana had no lines of credit or other bank financing arrangements as of December 31, 2022.

Arvana had no commitments for future capital expenditures at December 31, 2022.

Arvana has adopted the Arvana Inc. 2022 Stock Incentive Plan and has an employment agreement with its executive officer.

Arvana plans to purchase an additional vessel to be used in offering dolphin tours in the near term, subject to satisfactory financing being available, though it has no contractual commitment to do so.

Arvana has no current plans to make any changes in the number of employees.

Critical Accounting Policies

The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions affecting the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses in the reporting period. We base our estimates and assumptions on current facts, historical experience, and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. We continually review the estimates and underlying assumptions to ensure they are appropriate for the circumstances. Accounting assumptions and estimates are inherently uncertain and actual results may differ materially from our estimates.

A summary of our critical accounting policies is provided in Note 1 to the audited financial statements for the years ended December 31, 2022, and 2021, that are included in this Form 10-K. We discuss accounting policies that are significant in determining results of operations and the currency of its financial position.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and, as such, are not required to provide the information under this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the year ended December 31, 2022, as set forth below, are included with this Annual Report on Form 10-K. Our audited financial statements are prepared on the basis of accounting principles generally accepted in the United States and are expressed in U.S. dollars.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of

Arvana Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Arvana Inc. (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations and comprehensive loss, changes in stockholders’ equity (deficiency), and cash flows for the years ended December 31, 2022 and 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, during the year, the Company recognized a net loss of $151,396, has a working capital surplus of $104,495 and has an accumulated deficit of $36,240,368 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ DAVIDSON & COMPANY LLP

Vancouver, Canada Chartered Professional Accountants

PCAOB# 731

April 14, 2023

Arvana Inc.
Balance Sheets

	December 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$142,365	$3,340
Total assets	$142,365	$3,340

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$29,770	$54,931
Loans payable stockholders (Note 5)	—	15,500
Amounts due to related parties (Note 6)	8,100	34,494
Total current liabilities	37,870	104,925
Total liabilities	$37,870	$104,925

Common stock, $.001 par value, 500,000,000 shares authorized, 35,948,518 and 34,148,518 issued and outstanding at December 31, 2022, and December 31, 2021, respectively	35,949	34,149
Additional paid-in capital	36,312,250	35,956,574
Accumulated deficit	(36,240,368)	(36,088,972)
Total stockholders' equity (deficit) before treasury stock	107,831	(98,249)
Less treasury stock – 2,085 common shares at December 31, 2022 and December 31, 2021, respectively	(3,336)	(3,336)
Total stockholder equity (deficit)	104,495	(101,585)
Total liabilities and stockholders' equity (deficit)	$142,365	$3,340

The accompanying notes are an integral part of these financial statements.

Arvana Inc.
Statements of Operations and Comprehensive Loss

	Years ended
	December 31,
	2022	2021
Operating Expenses:
General and administrative	$70,432	$15,608
Stock-based compensation	29,713	—
Professional fees	65,686	87,096
Total operating expenses	165,831	102,704
Loss from operations	(165,831)	(102,704)

Other income (expense):
Interest income	22	—
Interest expense	(587)	(19,207)
Foreign exchange gain	—	6,708
Loss on debt settlement (Note 4)	—	(12,460,079)
Other income (Note 7)	15,000	458,833
Total other income (expense)	14,435	(12,013,744)
Net loss and comprehensive loss	$(151,396)	$(12,116,448)

Per common share information – basic and diluted
Weighted average shares outstanding – basic	34,603,463	17,188,600
Net loss per common share – basic	$(0.00)	$(0.68)

Weighted average shares outstanding – diluted	34,603,463	17,188,600
Net loss per common share – diluted	$(0.00)	$(0.68)

The accompanying notes are an integral part of these financial statements.

Arvana Inc.
Statements of Stockholders' EQUITY (Deficiency)
Years Ended December 31, 2022, and 2021

							Total
							Stockholders’
	Common Shares		Paid-in	Accumulated	Treasury		Equity
	Shares	Amount	Capital	Deficit	Shares	Amount	(Deficiency)
Balance December 31, 2020	4,610,670	$4,611	21,920,189	$(23,972,524)	(2,085)	$(3,336)	$(2,051,060)
Debt settlement	29,537,848	29,538	14,036,385	—	—	—	14,065,923
Net loss	—	—	—	(12,116,448)	—	—	(12,116,448)
Balance December 31, 2021	34,148,518	$34,149	35,956,574	$(36,088,972)	(2,085)	$(3,336)	$(101,585)
Issuance of common stock	1,600,000	1,600	318,400	—	—	—	320,000
Share issuance costs			(32,237)				(32,237)
Conversion of related party debt to equity	200,000	200	39,800	—	—	—	40,000
Share based compensation	—	—	29,713	—	—	—	29,713
Net loss	—	—	—	(151,396)	—	—	(151,396)
Balance December 31, 2022	35,948,518	$35,949	36,312,250	$(36,240,368)	(2,085)	$(3,336)	$104,495

The accompanying notes are an integral part of these financial statements.

Arvana Inc.

Statements of Cash Flows

Years Ended December 31, 2022, and 2021

	2022	2021
Cash flows from operating activities:
Net loss	$(151,396)	$(12,116,448)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Interest expense	587	19,207
Foreign Exchange Loss	—	(21,852)
Loss on debt settlement	—	12,460,079
Other income	(15,000)	(458,833)
Share based compensation	29,713	—
Increase (decrease) in:
Accounts payable	(2,061)	43,787
Related party payables	5,506	40,481
Net cash used in operating activities	(132,651)	(33,579)

Cash flows from investing activities:
Net cash used in investing activities	—	—

Cash flows from financing activities:
Share capital	320,000	—
Proceeds of loans payable	—	31,925
Payments on loans payable	(15,500)	—
Interest paid	(587)	—
Share issuance costs	(32,237)	—
Net cash provided by financing activities	271,676	31,925

Net increase (decrease) in cash	139,025	(1,654)
Cash and cash equivalents, beginning of year	3,340	4,994
Cash and cash equivalents, end of year	$142,365	$3,340

Supplemental disclosures of cash flow information:
Debt forgiveness included in amounts due to related parties, accounts payable and accrued liabilities	$15,000	$458,833
Non-cash investing and financing activities -
Conversion of related party debt to equity	$40,000	—

The accompanying notes are an integral part of these financial statements.

ARVANA INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2022 and 2021

Note 1 – Organization and Summary of Significant Accounting Policies

Organization

Arvana Inc. (the “Company”) was incorporated in the State of Nevada on June 16, 1977, as “Turinco, Inc.”, and on July 24, 2006, changed its name to Arvana Inc. to reflect the acquisition of a telecommunications business. We discontinued efforts related to our telecommunications business as of December 31, 2009. The Company acquired Down 2 Fish Charters, LLC on February 3, 2023. Down2Fish was organized under the laws of the State of Florida on April 1, 2019.

Down2Fish operates a Florida based fishing charter business that offers a range of curated maritime adventures that include inshore, offshore, and custom charters for fishing enthusiasts, nature lovers and tourists. The business is operated from a private dock in Palmetto, Florida that services the Tampa Bay area in addition to St Petersburg, Sarasota, Venice, Port Charlotte, and Clearwater. Down2Fish generates its revenue from the sale and provision of fishing charter services.

The Company signed a non-binding term sheet intent on acquiring a multi-media platform on May 21, 2021. The term sheet required that the owner of the acquisition target secure voting control of the Company as a pre-condition to facilitating a transaction. On October 26, 2021, the Company signed a rescission agreement and mutual release with the owner of the intended acquisition that included a return of voting control, as the parties were unable to agree on the structure of the prospective transaction.

Basis of Presentation

The Company’s fiscal year end is December 31. The accompanying financial statements of the Company for the years ended December 31, 2022, and 2021, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for financial information with the instructions to Form 10-K and Regulation S-K. Results are not necessarily indicative of results which may be achieved in future periods.

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

Stock split

After the reported balance sheet date and before the release of these financial statements, the Company’s stockholders approved a forward stock split of the Company’s shares on a 3-for-1 basis to be made effective on March 31, 2023, The intended corporate action was not made effective on the anticipated date and remains subject to regulatory review by the Financial Industry Regulatory Authority (FINRA) at the time of filing this Annual Report. The forward-split is anticipated to be effective April 19, 2023.

ARVANA INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2022 and 2021

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

Financial Instruments

The Company uses the following methods and assumptions to estimate the fair value of each class of financial instruments for which it is practicable to estimate such values:

Cash - the carrying amount approximates fair value.

Accounts payable and accrued liabilities, loans payable to stockholders, and amounts payable to related parties - the carrying amount approximates fair value due to the short-term nature of the obligations.

The estimated fair value of our financial instruments as of December 31, 2022, and December 31, 2021, are as follows:

	December 31, 2022		December 31, 2021
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Cash	$142,365	$142,365	$3,340	$3,340
Accounts Payable and Accrued Liabilities	29,770	29,770	54,391	54,931
Loans payable stockholders	—	—	15,500	15,500
Amounts payable to related parties	$8,100	$8,100	$34,494	$34,494

The following table presents information about the assets that are measured at fair value on a recurring basis as of December 31, 2022, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

		Quoted	Significant
		Price	Other	Significant
		In active	Observable	Unobservable
	December	Markets	Inputs	Inputs
	31, 2022	(Level 1)	(Level 2)	(Level 3)
Cash	$142,365	$142,365	$—	$—

The fair value of cash is determined through market, observable, and corroborated sources.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank account.

ARVANA INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2022 and 2021

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

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

Stock-based compensation

The Company accounts for all stock-based payments to employees and non-employees under ASC 718 “Stock Compensation,” which requires that the value of the award is established at the date of grant and is expensed over the vesting period of the grant. The method of determining the fair value of share-based payments depends on the type of award. Share-based awards that vest over a certain service period with no market conditions are valued at the closing market price on the grant date. Options grants are valued using the Black-Scholes-Merton model using inputs that are determined on the date of the grant. Once the per-share fair value on the date of grant is established, the aggregate expense of the grant is recognized as earned over the vesting period of the grant. The cost of stock-based payments to non-employees if fully vested and non-forfeitable at the grant date, is measured and recognized at that date.

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed using the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share are computed using the weighted average number of common shares and potentially dilutive common stock equivalents, including stock options and warrants. The Company had 2,650,000 outstanding stock options as at December 31, 2022, and nil 0 at December 31, 2021, which have been excluded from the calculation of diluted loss per share.

ARVANA INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2022 and 2021

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted by the Company

In June 2016, the FASB issued ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 is intended to provide financial statement uses with more decision-useful information about expected credit losses on financial instruments and other commitments and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for the Company beginning January 1, 2023. The Company plans to adopt ASU 2016-13, effective January 1, 2023, and does not anticipate that this adoption will have a material effect on the Company’s financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional guidance for a limited period of time to ease the burden of accounting for (or recognizing the effects of) reference rate reform in financial reporting. This would apply to companies meeting certain criteria that have contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The standard is effectively for the Company immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. During 2022, the FASB issued ASU 2022-06 Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. This ASU extended the sunset date of Topic 848 to December 31, 2024. We are currently assessing the impact the new guidance will have on our financial statements and disclosures.

Note 2 – Going Concern

For the year ended December 31, 2022, the Company recognized a net loss of $151,396 and had an accumulated deficit of $36,240,368. The Company had a working capital surplus of $104,495 as of December 31, 2022. As of December 31, 2022, the Company’s revenue generating activities have not begun, it has negative cash flows from operations, has recognized a net loss over the current twelve-month period, has incurred significant losses since inception, and has an accumulated deficit. While the Company anticipates revenue generating activities in the first quarter of 2023, it will require funding from outside sources to implement its business development strategy. The Company has no firm commitments for additional funding. The aggregation of these factors raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of assets that might be necessary if the Company is unable to continue as a going concern.

Failure to obtain the ongoing support of stockholders and creditors may indicate that the preparation of these financial statements on a going concern basis is inappropriate, in which case our assets and liabilities would need to be recognized at their liquidation values. The Company’s financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and liabilities that might arise from this uncertainty.

ARVANA INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2022 and 2021

Note 3 – Stock Options

The Company adopted the 2022 Stock Incentive Plan (“the Plan”) effective September 30, 2022. The Plan provides for awards of stock options and restricted stock to officers, directors, key employees, and consultants. Under the Plan, option prices are set by the Compensation Committee and may not be less than the fair market value of the stock on the grant date.

The Company accounts for stock-based compensation awards in accordance with the provisions of ASC 718, which addresses the accounting for employee stock options which requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements over the vesting period based on the estimated fair value of the awards.

On October 15, 2022, the Company granted stock options to the following executive officers:

Stock Options	Exercise Price	Vesting Period	Services	Classification
50,000	$0.26	5 years	Board	Non-statutory
50,000	$0.26	5 years	Board	Incentive
500,000	$0.26	2 years	Employment	Incentive
50,000	$0.26	5 years	Board	Non-statutory

On October 25, 2022, the Company granted stock options to the following consultants:

Stock Options	Exercise Price	Vesting Period	Services	Classification
1,000,000	$0.28	3 years	Consultant	Non-statutory
1,000,000	$0.28	3 years	Consultant	Non-statutory

Based on a Black-Scholes valuation model, these options were valued at $29,713, in accordance with FASB ASC Topic 718, which was expensed on the issuance date in selling, general and administrative expenses within the Company’s statements of operations and comprehensive loss. The valuation assumptions included an expected duration of 2 - 5 years, volatility of 226%, discount rate of 3.00% and dividends of $0.

As of December 31, 2022, and 2021, the weighted average fair value per option grant was $0.26 and $nil 0 .

At December 31, 2022, 3,500,000 shares of common stock were reserved for stock awards granted under the Plan. Of these reserved shares, 850,000 shares were available for future grants.

ARVANA INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2022 and 2021

Note 3 – Stock Options (continued)

A summary of the status of the Company's stock options at December 31, 2022, and 2021, and changes during the years then ended is presented below:

	Options (Shares)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2020	—	$—	$—
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Outstanding at December 31, 2021	—	$—	$—
Granted	2,650,000	0.28	—
Exercised	—	—	—
Forfeited	—	—	—
Outstanding at December 31, 2022	2,650,000	$0.28	$—
Exercisable at December 31, 2022	—	$—	$—

Information about the Company’s outstanding and exercisable stock options at December 31, 2022 is as follows:

Exercise Price	Stock Options Outstanding	Exercisable Stock Options	Remaining Contractual Life	Aggregate Intrinsic Value
$0.26	650,000	—	1.3 years	$—
$0.28	2,000,000	—	6.0 years	$—
$ 0.26 – 0.28	2,650,000	—	4.81 years	$—

Note 4 – Common Stock

During the year ended December 31, 2022, Company issued 1,600,000 shares of its restricted common stock at a price of $0.20 per share for total proceeds of $320,000. The Company incurred share issuance costs in the amount of $32,237 in relation to the share issuance.

During the year ended December 31, 2022, the Company issued 200,000 shares at the price of $0.20 to settle $40,000 of accounts payable to a company controlled by an officer of the Company.

During the year ended December 31, 2021, the Company issued 29,537,848 shares of its restricted common stock at a price of $0.48, with a fair value of $14,065,923 to settle $752,944 in accounts payable and accrued liabilities, $107,800 in convertible loans, $390,267, in loans payable to stockholders, $130,947 in loans payable to a related party, $74,762 in loans payable, and $149,124 in amounts due to other related parties. The settlements resulted in a loss on debt settlement of $12,460,079.

Note 5 – Loans Payable Stockholders

At December 31, 2022 and 2021, a loan payable to one of the Company’s stockholders was $nil 0 and $15,500 respectively. During the year ended December 31, 2022, the Company repaid this loan along with $587 in interest.

During the year ended December 31, 2021, the Company settled $6,740 in loans payable to stockholders and corresponding interest of $5,920 with the issuance of 26,507 shares of its common stock pursuant to one debt settlement agreement dated April 1, 2021.

During the year ended December 31, 2021, the Company settled $178,526 in accrued expenses, $474,220 in loans payable to stockholders, and corresponding accrued interest of $343,233 with the issuance of 24,402,624 shares of its common stock pursuant to four debt settlement agreements dated June 30, 2021.

ARVANA INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2022 and 2021

Note 6 - Related Party Transactions and Loans Payable to Stockholders

At December 31, 2022 and 2021, a company controlled by the Company’s chief executive officer was owed $7,500 and $34,494 respectively. The amount due accrued no interest, was unsecured, and had no fixed terms for repayment.

During the years ended December 31, 2022, and 2021, the Company incurred advisory fees to a company controlled by its chief executive officer of $20,369 and $64,482.

Effective September 1, 2022, the Company signed an employment agreement with its chief executive officer for $90,000 per year plus incentive stock options until year-end December 31, 2022, thereafter for $120,000 per year over the term. At December 31, 2022, accrued payroll of $7,500 are included in amounts due to related parties.

At December 31, 2022, the Company accrued $600 to board members for services rendered. This amount is included in amounts due to related parties.

At December 31, 2022 and 2021, a company controlled by a stockholder had advanced $nil and $15,500 respectively to the Company. The amount accrued interest at 5%, was unsecured, and had no fixed terms for repayment. During the year ended December 31, 2022, the Company repaid this loan.

During the year ended December 31, 2022, $40,000 in accounts payable to a company controlled by the Company’s chief executive officer was settled by the issuance of 200,000 shares with a fair value of $40,000. There was no gain or loss on the settlement.

During the years ended December 31, 2022, and 2021, the Company recorded stock-based compensation of $11,795 and $nil from the grant of stock options to its chief executive officer and board members.

During the year ended December 31, 2021, $60,000 due to a director for services rendered during 2007, was settled by the issuance of 1,500,000 common shares with a fair value of $712,800 resulting in a loss on debt settlement of $652,800, pursuant to a debt settlement agreement dated effective June 30, 2021.

During the year ended December 31, 2021, $130,947 in loans payable and $89,124 in accrued interest on loans due to a former officer and director were settled by the Company through the issuance of 436,492 shares with a fair value of $207,421 resulting in a gain on debt settlement of $12,650, pursuant to a debt settlement agreement dated April 1, 2021.

Note 7 – Other Income

During the year ended December 31, 2022, the Company recognized other income in the amount of $15,000 corresponding to a rescission and settlement agreement dated October 22, 2021.

During the year ended December 31, 2021, the Company recognized other income in the amount of $458,833 corresponding to debt forgiveness of $206,302 included in amounts due to related parties, debt forgiveness of $163,586 included in accounts payable and accrued liabilities, and extinguishment of $88,945 in loans and accrued interest expense.

ARVANA INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2022 and 2021

Note 8 – Convertible Loans

As of December 31, 2022, and 2021, the Company had no convertible loans outstanding.

On July 23, 2021, the Company settled a total of $146,712 corresponding to convertible loans of $107,800, and accrued interest on convertible loans of $38,912 by the issuance of 359,333 common shares with a fair value of $172,480 resulting in a loss on debt settlement of $25,768, pursuant to a debt settlement agreement dated April 1, 2021.

Note 9 – Income Taxes

Income tax benefits attributable to losses from operations in the United States of America was $nil for the years ended December 31, 2022, and 2021, and differed from the amounts computed by applying the United States of America combined federal and state tax rate of 24.91% to pretax losses from operations as a result of the following:

	2022	2021
Loss for the year before income taxes	$(151,396)	$12,116,448

Computed expected tax benefit	(37,714)	(3,018,268)
Non-deductible expenses	3,737	3,102,197
True-up of prior-year provision to statutory tax returns	(4,938)	23,150
Change in valuation allowance	38,915	(107,079)
Income tax expense	—	—

Deferred tax assets that have not been recognized are as follows:

Start-up costs	$235,321	$196,402
Valuation allowance	(235,321)	(196,402)
Deferred tax assets (liabilities)	$—	$—

A full valuation allowance has been provided as the Company has a history of losses as evidenced by its accumulated deficit. At December 31, 2022, and December 31, 2021, the Company had net operating loss carry forwards of $939,825 and $788,429, respectively.

ARVANA INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2022 and 2021

Note 10 - Subsequent Events

The Company evaluated its December 31, 2022, financial statements for subsequent events through the date the financial statements were issued and is aware of the following subsequent events which would require recognition or disclosure in the financial statements as provided below:

On February 22, 2023, stockholders approved a forward stock split of the Company’s shares on a 3-for-1 basis. The stock split was to be effective on March 31, 2023. The intended corporate action was not made effective on the anticipated date and remains subject to regulatory review by the Financial Industry Regulatory Authority (FINRA) at the time of filing this Annual Report. The forward-split is anticipated to be effective April 19, 2023.

On February 22, 2023, stockholders approved the 2022 Incentive Stock Plan.

On February 3, 2023, the Company completed the acquisition of Down2Fish Charters, LLC for seven hundred and fifty thousand dollars ($750,000). The acquisition will be accounted for as a business combination under ASC 805, Business Combinations. The Company is in the process of determining fair value of the tangible and intangible assets of Down2Fish Charters, LLC. The purchase price of $750,000 will be allocated to the tangible and intangible assets acquired based on their fair values on the acquisition date of February 3, 2023. The Company expects to determine the appropriate balances at the date of acquisition during the quarter ended June 30, 2023.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by management, with the participation of our chief executive officer, of the effectiveness of Arvana’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that Arvana’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and such information was not accumulated and communicated to management, including its chief executive officer, to allow timely decisions regarding required disclosures.

Management's Annual Report on Internal Control over Financial Reporting

We maintain a system of internal controls over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP). Management has assessed the effectiveness of these internal controls as of the end of the fiscal year covered by this report based on the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management identified a material weakness in Arvana’s internal controls over financial reporting. Specifically, the inadequate segregation of duties.

The material weakness was identified by our chief executive officer in connection with his review of our financial statements as of December 31, 2022.

Arvana has one individual who has sole responsibility for the preparation of financial reporting disclosure in his capacity as chief executive officer and chief financial officer. Our failure to bifurcate the duties of each office is a material weakness could impact financial reporting. Management has concluded, as a result of this weakness, that our internal control over financial reporting was not effective as of the end of the fiscal year covered by this report. While management does not believe that this material weakness affected our financial results in the current period, it does believe that this weakness could result in a material misstatement of our financial statements in future periods that would not be prevented or detected in a timely manner.

Arvana has a remediation plan to address this weakness and is intent on implementing that plan. We are committed to strengthening its internal controls to ensure the accuracy of financial reporting. Arvana will continue to monitor the effectiveness of internal controls and make enhancements as necessary.

Attestation Report of the Registered Public Accounting Firm

Our annual report does not include an attestation report of Arvana’s independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management’s report in this annual report.

Changes in internal control over financial reporting

During the year ended December 31, 2022, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

9B. OTHER INFORMATION

Not applicable.

9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of Arvana:

Name	Age	Position
Sir John Baring	76	Chairman of the Board of Directors
Ruairidh Campbell	59	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Director
Shawn Teigen	50	Director

Background of Officers and Directors

Sir John Baring serves as chairman of our Board and has previously served as our chief executive officer. He was appointed as a director on May 26, 2005, and as chairman of the Board on October 17, 2005. Sir John resigned as a director on July 24, 2021, and was reappointed as a director on November 15, 2021. Sir John Baring brings more than 30 years of banking and investing experience to the Board. He has been involved with capital markets, private company investment and management for the breadth of that experience with a focus on emerging companies. Since June 2002, Sir John has acted as a managing and founding member of Mercator Management LLC, a leading fund management company. Sir John was educated at Eton College and holds a degree from the Royal Agricultural College University.

Ruairidh Campbell was appointed as chief executive officer and to the Board on May 24, 2013, and as chief financial officer on June 25, 2013. Mr. Campbell brings to his position management skills acquired from a legal and business background encompassing over 20 years of consultancy experience. He is a member of the California State Bar, holds a Bachelor of Arts from the University of Texas at Austin and a Juris Doctorate from the University of Utah College of Law. He started his legal career as an attorney for Baker & McKenzie in Cairo, Egypt that transitioned to consultancy work in 2003 on the formation of Orsa & Company. Orsa is dedicated to assisting companies navigate the business environment. Services range from regulatory compliance to managerial duties that include working with government regulators, business organizations, auditors, accountants, attorneys, and quasi-public governing bodies responsible. Mr. Campbell also presently serves as an officer and director of two other public companies. Namely, Allied Resources, Inc. an oil & gas production company, and Park Vida Group, Inc., a real estate development company.

Shawn Teigen was appointed to the Board on June 25, 2013, and served until his resignation on July 24, 2021. He was reappointed as a director on November 18, 2021. Mr. Teigen has over 15 years of experience in the provision of consulting services to early-stage businesses. He also serves as the president of the Utah Foundation, a non-profit, non-partisan, public policy research organization. Mr. Teigen also teaches a policy research design course as a faculty member in the University of Utah's Master of Public Policy program. He spent two years in Kazakhstan as a U.S. Peace Corps volunteer. Mr. Teigen holds a Master of Public Policy and a Bachelor of Science in Management from the University of Utah. He also serves on the board of certain public-sector and non-profit organizations.

Corporate Social Responsibility

We believe that social responsibility is essential for a healthy and equitable corporate culture; one that balances the interests of its various worldwide stakeholders, including employees, shareholders, and our potential partners and customers. We are committed to sound corporate citizenship in the way we manage our people, our business and our impact on society and the environment. Furthermore, we acknowledge our responsibility to ensure our products will be designed, developed, and supplied in an environmentally safe and sound manner. We believe that we obey and comply with all laws and regulations that apply to us in the communities where we do business. Further, we value our stockholders’ governance view and will solicit feedback from our stockholders relating to matters that are important to them, on environmental, social and governance topics.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of the following events occurred during the past ten years that are material to an evaluation of the ability or integrity of any of our executive officers, directors, or promoters:

(1) A petition under the federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2) Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) Engaging in any type of business practice; or

(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4) Subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any such described activity;

(5) Found by a court of competent jurisdiction in a civil action or by the Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6) Found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7) Subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended, or vacated, relating to an alleged violation of:

(i) Any federal or state securities or commodities law or regulation; or

(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order;

(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8) Subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S. C 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Director Independence and Board Committees

We are not required under the Exchange Act to maintain any committees of our Board. Further, we are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which have requirements that a majority of the board of directors be “independent” or maintain any committees of our Board and, as a result, we are not at this time required to have our Board comprised of a majority of “independent directors” or to have any committees. However, we do have two independent directors on our Board and have formed a committee to administer the 2022 Arvana Stock Incentive Plan.

Meetings of the Board

During its fiscal year ended December 31, 2022, the Board met on four occasions by telephonic means, and otherwise transacted Arvana’s business by unanimous written consent.

Family Relationships

There are no family relationships by between or among the members of the Board or other executive officers of Arvana.

Indemnification

Our articles of incorporation and bylaws include provisions limiting the liability of directors and officers and indemnifying them under certain circumstances. We further intend to secure directors’ and officers’ liability insurance in the near term.

Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended (“Securities Act”) may be permitted to directors, officers or persons controlling Arvana pursuant to Nevada law, we are informed that in the opinion of the Commission, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Audit Committee and Audit Committee Financial Expert

The Board has established an audit committee that is comprised of Sir John Baring, Ruairidh Campbell and Shawn Teigen. While the Board has determined that Ruairidh Campbell qualifies as an “audit committee financial expert”, as defined by the rules of the Commission, it has further determined that he should not be considered “independent” as that term is defined by NASDAQ Marketplace Rule 5605(a)(2). The NASDAQ independence definition includes a series of objective tests, such as that the director is not an employee of the company and has not engaged in various types of business dealings with the company.

The audit committee recommends independent accountants to audit its financial statements, discusses the scope and results of the audit with the independent accountants, considers the adequacy of the internal accounting controls, considers the audit procedures of Arvana and reviews the non-audit services performed by independent accountants.

The functions of our audit committee are effectively served by our Board.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our directors, officers and employees.

A copy of our Code of Ethics is incorporated by reference, to the Form 10-KSB for the year ended December 31, 2006, filed as an exhibit thereto on April 16, 2007.

Significant Employees

We do not have any significant employees, other than our executive officer.

Term of Office

Our directors are appointed for one (1) year terms to hold office until the next annual stockholders meeting or until removed from office in accordance with Arvana’s bylaws. Arvana’s executive officer was appointed to hold office until resignation or removal by the Board subject to contractual obligations.

Board Leadership Structure and Role in Risk Oversight

An individual serves as our chief executive officer, chief financial officer and as a member of the Board. Although the roles of chief executive, chief financial officer, and Board member are performed by one person, we do not have a policy regarding the separation of these roles. We expect to bifurcate the roles of chief executive officer and chief financial officer in the near term.

Our Board has determined that our leadership structure is appropriate for Arvana and its shareholders as it helps to ensure that the Board and management act with a common purpose and provides a single, clear chain of command to execute strategic initiatives and business plans. Further, our Board believes that a combined role of chief executive officer and Board member is better positioned to act as a bridge between management and our Board, facilitating the regular flow of information. Our Board also believes that it is advantageous to have a member with extensive knowledge in the securities industry.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by Commission regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended December 31, 2022, all such applicable filing requirements were met.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The objective of our compensation program is to incentivize management for services rendered and to reward successful management of our objectives.

Arvana’s sole executive officer was compensated based on amounts invoiced and paid or accrued to a related party for services rendered and as an employee through certain periods ended December 31, 2022, and December 31, 2021. Services rendered included the drafting of transactional documentation, negotiation of prospective agreements and the preparation of public disclosure filings.

The information provided below with respect to “named executive officers,” as defined by Commission regulations, includes compensation paid or accrued to our sole executive officer during the fiscal years ended December 31, 2022, and 2021. Arvana had no other executive officers, or non-executive officers or employees whose total compensation during the respective fiscal years presented exceeded $100,000.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Ruairidh Campbell CEO, CFO and a Dir.	2022 2021	30,000-	—	—	143,000-	—	—	18,731 64,482	191,731 64,482

Long-Term Incentive Plans

Arvana does not have any long-term incentive plans, pension plans, or similar compensatory plans with its directors or named executive officer as of December 31, 2022.

Outstanding Equity Awards

The following table presents information regarding certain outstanding equity awards held by our named executive officer as of December 31, 2022.

	Stock Options					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Un-exercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Prices ($)	Option Expiration Date (mm/dd/yy)	Number of Shares, or Units of Stock That Have Not Vested (#)	Market Value of Shares, or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of User Named Shares, Units or Other Rights That Have Not Been Issued (#)	Equity Incentive Plan Awards: Market Or Payout Value of Unearned Shares, Units or Other Rights That Have Not Been Issued ($)
Ruairidh Campbell	—	550,000	550,000	0.26	10/14/28	—	—	—	—

Change in Control Agreements

Arvana is not party to any change of control agreements with any of its directors or executive officers.

Employment Agreement

Arvana entered into an employment agreement with its named executive officer on October 10, 2022, effective September 1, 2022, comprised of a salary paid monthly, in addition to incentive and non-qualified stock options. A monthly salary of $7,500 was paid for the initial four months of the agreement, and subsequently increased to $10,000 a month effective January 1, 2023. The 500,000 incentive stock options granted pursuant to the Incentive Plan vest in equal increments over the two (2) year term of the employment agreement.

Service on the Board includes an additional 50,000 non-qualified stock options that vest in equal increments over five (5) years.

Stock options, whether incentive or non-qualified, when vested, have an exercise price of $0.26 per share for a period of six (6) years from the date of grant.

Stock Settlement

Arvana settled an amount of $40,000 due to a company owned by its named executive officer for services rendered as of September 1, 2022, in exchange for 200,000 of its restricted common shares valued at $0.20 a share.

2022 Stock Incentive Plan

The Board approved the Arvana Inc. 2022 Stock Incentive Plan on September 30, 2022, and thereafter granted certain incentive stock options to our named executive officer, and certain non-qualified stock options to Board members and consultants as of provided in the table below.

Plan category	Number of securities issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by stockholders	2,650,000	$0.27	850,000
Total	2,650,000	$0.27	850,000

Compensation Paid to Directors

Arvana compensates its independent directors for service on the Board.

The following table summarizes the compensation paid or accrued to Arvana directors for the year ended December 31, 2022:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Sir John Baring	800	—	—	—	—	—	800
Shawn Teigen	800	—	—	—	—	—	800
Ruairidh Campbell	—	—	—	—	—	—	—

Non-qualified Stock Options

Arvana granted 50,000 non-qualified options pursuant to the Incentive Plan to each non-executive member of the Board on October 15, 2023, for services to be rendered, that vest in equal increments over five (5) years. The non-qualified stock options, when vested, have an exercise price of $0.26 per share for a period of six (6) years from the date of grant.

Pension, Retirement or Similar Benefit Plans

Arvana has no current arrangements or plans in which it is obligated to provide pension, retirement or similar benefits for directors or executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 14, 2023, by:

•	each of our named executive officers;
•	each of our directors;
•	all of our current directors and executive officers as a group; and
•	each person, or group of affiliated persons, who beneficially own more than 5% of our stock.

The percentage of shares beneficially owned is computed based on shares of common stock outstanding of 35,948,518 as of April 14, 2023. Shares that a person has the right to acquire within 60 days thereof, are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock	Percentage of Shares of Common Stock
Directors and Officers
Common Stock	Ruairidh Campbell, CEO, CFO and Director 299 Main Street, 13th Floor, Salt Lake City, Utah 84111	200,000	<1%
Common Stock	Shawn Teigen, Director 299 S. Main Street, 13th Floor, Salt Lake City, Utah 84111	—	—
Common Stock	Sir John Baring, Director 299 S. Main Street, 13th Floor, Salt Lake City, Utah 84111	14,625	<1%
Common Stock	All Directors and Executive Officers as a Group (3 persons)	214,625	<1%
Common Stock	Bondock LLC. (1) (2) 1057 Whitney Ranch Drive, Suite 350 Henderson, Nevada 89014	21,181,355	58.9%
Common Stock	Christy Lovig 4420 Bedford Road, Kelowna British Columbia, Canada V1W3C5	2,000,000	5.6%
Common Stock	Kerri Ann Hulet 1330 Calle Calma, Henderson, Nevada 89012	2,000,000	5.6%
Common Stock	Landon Lovig 8618-77 Street NW, Edmonton Alberta, Canada T6C2L8	2,000,000	5.6%
Common Stock	Lane Lovig 768 Patterson Avenue, Kelowna British Columbia Canada V1Y5C8	2,000,000	5.6%
Common Stock	Reagan Lovig 108-555 Wade Avenue East, Penticton British Columbia, Canada V2A1T3	2,000,000	5.6%
Total		31,610,605	87.3%
(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the Securities & Exchange Commission, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of any option, warrant or right, or through the conversion of a security, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.
(2)	Bondock LLC. is under the beneficial ownership of Brian Lovig.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in−laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year or in any presently proposed transaction which, in either case, has or will materially affect us except as described below:

•	Sir John Baring – one of our directors entered into a stock option agreement dated effective October 15, 2022, whereby he was granted stock options pursuant to the Arvana 2022 Stock Incentive Plan.
•	Shawn Teigen – one of our directors entered into a stock option agreement dated effective October 15, 2022, whereby he was granted stock options pursuant to the Arvana 2022 Stock Incentive Plan.
•	Ruairidh Campbell – – one of our directors and an executive officer entered into a stock option agreement dated effective October 15, 2022, whereby he was granted stock options pursuant to the Arvana 2022 Stock Incentive Plan and an employment agreement dated effective September 1, 2022.

Director Independence

Our common stock is traded on the OTC Markets Pink Sheets electronic quotation platform, and it is not held to the corporate governance standards of listed companies. Listed companies require, in addition to other governance criteria, that the majority of a board of directors be independent. While Arvana is not subject to corporate governance standards relating to the independence of its directors, we define an “independent” director in accordance with NASDAQ Marketplace Rule 5605(a)(2)). The NASDAQ independence definition includes a series of objective tests, such as that the director is not an employee of the company and has not engaged in various types of business dealings with the company. Arvana has two independent directors under the above definition.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth information regarding the amounts billed to us by our independent auditor, Davidson & Company, LLP, for our fiscal years ended December 31, 2022, and 2021:

	Years ended December 31,
	2022	2021
Audit Fees:	$12,500	$12,500
Audit Related Fees:	7,500	7,500
Tax Fees:	—	—
All Other Fees:	—	—
Total:	$20,000	$20,000

Audit Fees

Audit Fees are the aggregate fees billed by our independent auditor for the audit of our annual financial statements that are provided in connection with statutory and regulatory filings or engagements.

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

Financial Statements of Arvana for the years ended December 31, 2022, and 2021:

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations and Comprehensive Income (Loss)

Statements of Stockholders’ Deficiency

Statements of Cash Flows

Notes to Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 31 of this Form 10-K and are incorporated herein by this reference.

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

Arvana Inc.

By:	/s/ Ruairidh Campbell
Ruairidh Campbell, Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer

Date:	April 17, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John Baring
Sir John Baring
Director

Date:	April 17, 2023

By:	/s/ Ruairidh Campbell
Ruairidh Campbell
Director

Date:	April 17, 2023

By:	/s/ Shawn Teigen
Shawn Teigen
Director

Date:	April 17, 2023

EXHIBIT INDEX

S-K Number	Description
2.1	Business Purchase Agreement filed with the Commission as an exhibit to Form 8-K on November 16, 2022.
3.1	Articles of Incorporation filed with the Commission as an exhibit to Form 10-SB on May 24, 2000.
3.1.1	Amended and Restated Articles of Incorporation filed with the Commission as an exhibit to Form 8-K on October 12, 2010.
3.1.2	Amended and Restated Articles of Incorporation filed with the Commission as an exhibit to Schedule 14C on February 2, 2021.
3.2	Amended and Restated Bylaws filed with the Commission as exhibit to Form 10-SB on May 24, 2000.
10.1	Debt Settlement Agreement and Release with Zahir Dhanani filed with the Commission as an exhibit to Form 8-K on July 29, 2021.
10.2	Debt Settlement Agreement and Release with CaiE Foods Partnership Ltd. filed with the Commission as an exhibit on Form 8-K dated July 29, 2021.
10.3	Debt Settlement Agreement and Release with Valor Invest Ltd. filed with the Commission as an exhibit to Form 8-K on July 29, 2021.
10.5	Debt Forgiveness Agreement with Zahir Dhanani filed with the Commission as an exhibit to Form 8-K on July 29, 2021.
10.6	Debt Forgiveness Agreement with Topkapi International Investment Corp. filed with the Commission as an exhibit to Form 8-K on July 29, 2021.
10.7	Arvana 2022 Stock Incentive Plan dated September 30, 2022, filed with the Commission as an exhibit to Form 10-Q on November 22, 2022.
10.8	Employment Agreement dated September 1, 2022, filed with the Commission as an exhibit on Form 10-Q on November 22, 2022.
10.9	Business Purchase Agreement dated November 16, 2022, filed with the Commission as an exhibit on Form 8-K on November 16, 2022.
21	Subsidiaries filed with the Commission on Form 8-K on February 3, 2023.
99.1	Audited financial statements of Down 2 Fish Charters LLC as of and for the fiscal years ended December 31, 2021, and 2020 filed with the Commission on February 3, 2023.
99.2	Unaudited financial statements of Down 2 Fish Charters LLC as of and for the three and nine-month periods ended September 30, 2022, and 2021 filed with the Commission on February 3, 2023.
99.3	Unaudited Pro Forma Combined Financial Statements as of and for the fiscal year ended December 31, 2021, and September 30, 2022, filed with the Commission on February 3, 2023.
101.INS(1)	XBRL Instance Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase
101.DEF(1)	XBRL Taxonomy Extension Label Linkbase
101.CAL(1)	XBRL Taxonomy Extension Label Linkbase
101.SCH(1)	XB RL Taxonomy Extension Label Linkbase
(1)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

