Form 10-Q
period 2023-03-31
ARVANA INC
filed 2023-06-05
CIK 1113313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15D of the Securities Exchange Act of 1934 for the quarterly period ended MARCH 31, 2023.

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

Securities registered under Section 12(b) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and such files).

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

Yes ☐  No ☒

The number of shares outstanding of the issuer’s common stock, par value $0.001 (the only class of voting stock) at June 2, 2023, was 107,839,299.

1

.

ITEM 1. FINANCIAL STATEMENTS

As used herein, the terms “Arvana,” “we,” “our,” and “us” refer to Arvana Inc., its subsidiary, and its predecessor, unless context indicates otherwise. Any distinct references to Down2Fish, refer to Down2Fish Charters, LLC., a wholly owned subsidiary of Arvana. In the opinion of management, the accompanying unaudited condensed financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

ARVANA INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51,562	$142,365
Other current assets	5,100	—
Total current assets	56,662	142,365
Non-current assets:
Property and equipment, net	172,856	—
Intangible assets	26,000	—
Total non-current assets	198,856	—
Total assets	$255,518	$142,365
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$61,615	$29,770
Related party payables (Note 8)	10,800	8,100
Deferred Revenue	4,000	—
Current portion of long-term debt	35,590	—
Total current liabilities	112,005	37,870
Long-term liabilities:
Notes payable, net of current portion	892,984	—
Total long-term liabilities	892,984	—
Total liabilities	1,004,989	37,870

Stockholders’ equity (deficit):
Common stock, $.001 par value, 500,000,000 shares authorized, 107,845,554 issued, and 107,839,299 outstanding at March 31, 2023, and December 31, 2022, respectively	107,847	107,847
Additional paid-in capital	36,314,786	36,240,352
Accumulated deficit	(37,168,768)	(36,240,368)
Total stockholders' equity (deficit) before treasury stock	(746,135)	107,831
Less treasury stock – 6,255 common shares at March 31, 2023 and December 31, 2022, respectively	(3,336)	(3,336)
Total stockholders’ equity (deficit)	(749,471)	104,495
Total liabilities and stockholders' equity (deficit)	$255,518	$142,365

 The accompanying condensed notes are an integral part of these interim unaudited consolidated financial statements.

ARVANA INC.

CONSOLIDATED STATEMENTS OF OPERATION

(unaudited)

	Three months ended
	March 31,
	2023	2022
Operating Expenses:
General and administrative	$112,440	3,292
Professional fees	36,463	5,344
Total operating expenses	148,903	8,636
Loss from operations	(148,903)	(8,636)

Other income (expense):
Lease Income	8,000
Depreciation	(5,850)	—
Interest income	4	—
Interest expense	(10,642)	(194)
Loss on asset purchase	(771,009)	—
Total other expense	(779,497)	(194)
Net loss	$(928,400)	$(8,830)

Per common share information – basic and diluted
Weighted average shares outstanding – basic	107,839,299	102,445,554
Net loss per common share – basic	$(0.00)	$(0.00)
Weighted average shares outstanding – diluted	107,839,299	102,445,554
Net loss per common share – diluted	$(0.00)	$(0.00)

The accompanying condensed notes are an integral part of these interim unaudited consolidated financial statements.

ARVANA INC.

STATEMENTS OF STOCKHOLDERS DeficiT (unaudited)

Periods ended March 31, 2023, and 2022

	Common Shares				Treasury
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total Stockholders’ Deficiency
Balance December 31, 2021	102,445,554	$102,447	$35,888,276	$(36,088,972)	(6,255)	$(3,336)	$(101,585)
Net loss	—	—	—	(8,830)	—	—	(8,830)
Balance March 31, 2022	102,445,554	102,447	35,888,276	(36,097,802)	(6,255)	(3,336)	(110,415)

Balance December 31, 2022	107,845,554	107,847	36,240,352	(36,240,368)	(6,255)	(3,336)	104,495
Share-based compensation	—	—	74,474	—	—	—	74,434
Net loss	—	—	—	(928,400)	—	—	(928,400)
Balance March 31, 2023	107,845,554	$107,847	$36,314,786	$(36,168,768)	(6,255)	$(3,336)	$(749,471)

The accompanying condensed notes are an integral part of these interim unaudited consolidated financial statements.

ARVANA INC.

STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2023, and 2022

(unaudited)

	2023	2022
Cash flows from operating activities:
Net loss	$(928,400)	$(8,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	5,850	—
Share-based compensation	74,434	—
Loss on asset purchase	771,009
Increase (decrease) in:
Accounts payable	18,792	5,764
Deferred revenue	4,000	—
Related party payables	10,200	2,844
Net cash used in operating activities	(44,115)	(222)

Cash flows from investing activities:
Cash paid for asset acquisition	(50,000)	—
Cash acquired from asset acquisition	4,089	—
Net cash used in investing activities	(45,911)	—

Cash flows from financing activities:
Payments on loans payable	(777)	—
Net cash used in financing activities	(777)	—
Net decrease in cash	(90,803)	(222)

Cash and cash equivalents, beginning of year	142,365	3,340
Cash and cash equivalents, end of period	$51,562	$3,118

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,856	$—
Non-cash investing and financing activities -
Note payable issued for asset acquisition (Note 3)	700,000	—
Liabilities assumed in asset acquisition	$234,904	—

The accompanying condensed notes are an integral part of these interim unaudited consolidated financial statements.

ARVANA INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2023

Note 1 – Organization and Summary of Significant Accounting Policies

Organization

Arvana Inc. (the “Company”) was incorporated in the State of Nevada on June 16, 1977, as “Turinco, Inc.”, and on July 24, 2006, changed its name to Arvana Inc. to reflect the acquisition of a telecommunications business. We discontinued efforts related to our telecommunications business as of March 31, 2009. The Company acquired Down 2 Fish Charters, LLC on February 3, 2023. Down2Fish was organized under the laws of the State of Florida on April 1, 2019.

Down2Fish Charters LLC operates a Florida based fishing charter business that offers a range of curated maritime adventures that include inshore, offshore, and custom charters for fishing enthusiasts, nature lovers and tourists. The business is operated from a private dock in Palmetto, Florida that services the Tampa Bay area in addition to St Petersburg, Sarasota, Venice, Port Charlotte, and Clearwater. Down2Fish generates its revenue from the sale and provision of fishing charter services.

Basis of Presentation

The Company’s fiscal year end is December 31. The accompanying unaudited consolidated financial statements of the Company for the three-month periods ended March 31, 2023, and 2022, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for financial information with the instructions to Form 10-Q and Regulation S-X. The consolidated interim financial statements and notes appearing in this report should be read in conjunction with our audited consolidated financial statements and related notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission (“Commission”) on April 17, 2023. Results are not necessarily indicative of those which may be achieved in future periods.

Use of Estimates

The preparation consolidated of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates include the recognition of deferred tax assets based on the change in unrecognized deductible temporary tax differences.

Stock split

On February 21, 2023, stockholders approved a forward-split of the Company’s common shares on a 3-1 basis. The forward-split was filed with the Nevada Secretary of State effective March 31, 2023, and the Financial Industry Regulatory Authority (FINRA) rolled the stock forward on April 19, 2023. All changes in the capital structure have been given retroactive effect in these financial statements.

ARVANA INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2023

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. At March 31, 2023 and December 31, 2022 respectively, the Company did not have any cash in excess of the insured FDIC limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank account.

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

ARVANA INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2023

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

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

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed using the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share are computed using the weighted average number of common shares and potentially dilutive common stock equivalents, including stock options and warrants. The Company had 7,950,000 outstanding stock options as at March 31, 2023, and none 0 at March 31, 2022, which have been excluded from the calculation of diluted loss per share because their effects would be anti-dilutive.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Adopted by the Company

In June 2016, the FASB issued ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 is intended to provide financial statement uses with more decision-useful information about expected credit losses on financial instruments and other commitments and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for the Company beginning January 1, 2023. The Company adopted ASU 2016-13, effective January 1, 2023, which adoption has not had a material effect on its financial statements.

ARVANA INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2023

Note 2 – Going Concern

For the period ended March 31, 2023, the Company recognized a net loss of $928,400 and had an accumulated deficit of $37,168,768. The Company had a working capital deficit of $55,343 as of March 31, 2023. As of March 31, 2023, the Company’s has negative cash flows from operations, has recognized a net loss over the current three-month period, has incurred significant losses since inception, and has an accumulated deficit. While the Company commenced revenue generating activities in the first quarter of 2023, it will require funding from outside sources to implement its business development strategy. The Company has no firm commitments for additional funding. The aggregation of these factors raises substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date these consolidated financial statements are made available. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets that might be necessary if the Company is unable to continue as a going concern.

Failure to obtain the ongoing support of stockholders and creditors may indicate that the preparation of these consolidated financial statements on a going concern basis is inappropriate, in which case our assets and liabilities would need to be recognized at their liquidation values. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and liabilities that might arise from this uncertainty.

Note 3 – Acquisition

On February 3, 2023 (Closing Date), the company acquired the assets and assumed the liabilities of Down2Fish Charters, LLC (D2F), a limited liability company organized under the laws of Florida, which operates a charter fishing business. On the Closing Date, the Company paid $50,000 in cash and issued a note for $700,000 for a total consideration of $750,000. The Company’s consolidated statements of operations from the Closing Date through March 31, 2023, include D2F revenues and net loss of $8,000 and $27,114, respectively.

Assets acquired and liabilities assumed were recorded at their estimated fair values as of the Closing Date under the acquisition method of accounting. The estimated fair values of certain assets and liabilities including long-lived assets require judgment and assumptions. Adjustments may be made to these estimates during the measurement period and those adjustments could be material.

Assets acquired and liabilities assumed are based on their fair values as of the Closing Date, with the excess of cost over fair value of $771,009. For the period ended March 31, 2023, the Company recorded an impairment loss of $771,009 on the excess amount. Assets acquired are as follows:

ARVANA INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2023

Note 3 – Acquisition (continued)
Schedule of assets acquired and liabilities assumed
Assets
Cash	$4,089
Trade and other receivables	5,100
Marine operating equipment	178,706
Commercial fishing license	26,000
Total assets	213,895

Liabilities
Accounts payable	4,910
Deposits	644
Payable to affiliates	62,634
Notes payable	166,716
Total Liabilities	234,904

Purchase price	750,000
Loss on asset acquisition	771,009

The Company did not incur any acquisition related costs during the period.

Property and equipment acquired consisted primarily of offshore support vessels. The Company recorded property and equipment acquired at an estimated fair value of $178,706. The fair values of the offshore support vessels were estimated by applying a replacement cost approach. These assets will be tested for impairment upon the occurrence of a triggering event. The Company estimates the remaining useful lives for the vessels acquired are seven years, based on an original estimated useful life of 10 years.

The charter fishing license acquired is a perpetual federal fishing license, which grants the Company access to fish in federally regulated waters off the coast of Florida. This asset is not amortized and is tested for impairment at least annually.

ARVANA INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2023

Note 4 – Property and Equipment

Property and equipment consist of the following:

Schedule of property plant and equipment
	March 31, 2023	December 31, 2022
Marine Equipment	$173,034	$—
Furniture and fixtures	5,672	—
Total	178,706	—
Less – accumulated depreciation	(5,850)	—
Property and equipment, net	$172,856	$—

Depreciation expense was $5,850 and $nil for the periods ended March 31, 2023, and 2022.

All marine equipment is subject to an operating lease agreement at ends on December 31, 2025 (Note 6).

Note 5 – Intangible Assets

The Company acquired a perpetual federal fishing license, from the acquisition of assets (see Note 3), which grants the Company access to fish in federally regulated waters of the coast of Florida. This asset is not amortized and is tested for impairment at least annually. As of March 31, 2023, and 2022, no impairment of this asset has occurred.

Note 6 – Leases

The Company leases marine equipment in an operating arrangement. The agreement began on January 1, 2023, and ends December 31, 2025. The agreement provides for minimum monthly lease payments of $4,000 per month for the term of the agreement. At the end of the term, any additional lease payment due will be calculated and paid. The lessee’s right to lease the marine equipment is limited to those times which do not conflict with Company use. There is no option to purchase the watercraft as part of the agreement and the Company expects to recoup full value when the watercraft are sold.

The Company manages risk by requiring the lessee to indemnify the Company in the event of loss to property or persons.

The amount of lease income recognized in other income for the period ending March 31, 2023, is $8,000.

Cash flows from lease payments are expected to be received as follows:

Schedule of lease payments
Year	Lease amount
2023	$44,000
2024	48,000
2025	48,000

ARVANA INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2023

Note 7 – Common Stock

During the year ended December 31, 2022, Company issued 4,800,000 shares of its restricted common stock at a price of $0.07 per share for total proceeds of $320,000. The Company incurred share issuance costs in the amount of $32,237 in relation to the share issuance.

During the year ended December 31, 2022, the Company issued 600,000 shares at the price of $0.07 to settle $40,000 of accounts payable to a company controlled by an officer of the Company.

No common stock was issued during the three months ended March 31, 2023.

Note 8 - Related Party Transactions and Loans Payable to Stockholders

During the three-months ended March 31, 2023, and March 31, 2022, the Company incurred advisory fees to a company controlled by its chief executive officer of $00 and $2,844.

Effective September 1, 2022, the Company signed an employment agreement with its chief executive officer for $90,000 per year plus incentive stock options until year-end December 31, 2022, thereafter for $120,000 per year over the term. At March 31, 2023 and December 31, 2022, accrued payroll of $10,000 and $7,500 respectively are included in amounts due to related parties.

At March 31, 2023 and December 31, 2022, the Company accrued $800 and $600 respectively to board members for services rendered. This amount is included in amounts due to related parties.

During the year ended December 31, 2022, $40,000 in accounts payable to a company controlled by the Company’s chief executive officer was settled by the issuance of 600,000 shares with a fair value of $40,000. There was no gain or loss on the settlement.

During the three-month period ended March 31, 2023 and year ended December 31, 2022, the Company recorded stock-based compensation of $17,692 and $11,795 respectively, from the grant of stock options to its chief executive officer and board members.

Note 9 – Stock Options

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

At December 31, 2022, the Company had 7,950,000 options outstanding with vesting periods of 2-5 years and exercise prices of approximately $0.09 per share. During the period ended March 31, 2023, there have been no changes in the number of options outstanding. Total share-based expense is $74,434 and $0 for the three-months periods ended March 31, 2023 and 2022, respectively. The remaining share-based expense of $597,688 will be recognized as follows:

Year
2023	$187,464
2024	239,421
2025	156,902
2026	7,582
2027	6,319
Total	$597,688

ARVANA INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2023

Note 10 – Notes Payable

Notes payable are as follows at March 31, 2023 and December 31, 2022:

Schedule of notes payable
	March 31, 2023 (Unaudited)	December 31, 2022
Note payable to a bank, interest at 6.75%, due in monthly installments of principal and interest, matures August 15, 2039, secured by a boat.	$138,096	$—
Note payable to a bank, interest at 7.49%, due in monthly installments of principal and interest, matures March 15, 2037, secured by a boat.	27,844	—
Note payable to seller, interest at 7.25%, due February 3, 2024, secured by membership interest in Down2Fish LLC	700,000	—
Note payable to third parties, bear no interest, and are due September 30, 2025.	62,634	—

Total notes payable	928,574	—
Less – current portion	(35,590)	—

Total long-term portion	$892,984	$—

Principal maturities of notes payable are as follows:

Schedule of principal maturities of notes payable
Year	Amount
2023.	$35,590
2024	10,294
2025	746,937
2026	11,864
2027	12,736
Thereafter	111,153
$928,574

Note 11 - Subsequent Events

The Company evaluated its March 31, 2023, consolidated financial statements for subsequent events through the date the consolidated financial statements were issued. The Company is aware of the following subsequent events which would require recognition or disclosure in the consolidated financial statements.

On April 19, 2023, FINRA effected a forward stock split of 3-1 of the Company’s common stock.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three months ended March 31, 2023, and March 31, 2022.

Arvana

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

Arvana acquired the assets and assumed the liabilities of Down2Fish on February 3, 2023, from LCF Salons, LLC, in exchange for fifty thousand dollars ($50,000) and a promissory note in the amount of seven hundred thousand dollars ($700,000) payable twenty-four (24) months after the closing date that bears interest of seven and one quarter percent (7¼ %) per annum in accordance with the Business Purchase Agreement dated November 16, 2022. Interest on the promissory note is payable on an annual basis.

Stockholders approved a forward stock split of Arvana’s common shares on a 3-for-1 basis that was effected on April 19, 2023, to stockholders of record on March 31, 2023. All changes in the capital structure have been given retroactive effect in these financial statements.

Arvana’s office is located at 299 Main Street, 13th Floor, Salt Lake City, Utah 84111, and our telephone number is (801) 232-7395. AA Registered Agents, 4869 Nightwood Court, Las Vegas, Nevada 89149, is our registered agent in the State of Nevada.

Arvana is traded on the OTC Markets Group, Inc.’s Pink Sheets Current Information market platform under the symbol “AVNI.”

While Arvana is focused on building on the Down2Fish business model it will continue to seek, evaluate, and determine other business opportunities in the energy and real estate development sectors.

Plan of Operation

Our plan of operation is to support the further development of our business, and to build on Down2Fish’s existing business model. We believe that an expansion of marketing efforts around Tampa Bay, to offer a wider range of services, such as dolphin tours, will establish the Down2Fish brand, attract more customers increase revenues. Expansion into new service offerings will however require capital sufficient to finance the purchase of another vessel and additional boating equipment. We believe that dolphin tours can return net revenue on a consistent basis if we are able to attract sufficient customers to each excursion. We are currently licensed and equipped to carry no more than six customers on each fishing charter. A vessel designed primarily for dolphin tours can carry from fifty to one hundred customers. Our primary impediment for equipment procurement and installation is cost. We are presently considering financing options that might become available to us in the near term but have no assurance that financing options will become available or that if such did become available, that the financing terms would be tenable for our business. Unless or until we can offer excursions that cater to a greater number of customers on each excursion, we will continue to focus on offering more fishing charter excursions to build revenue and improve our results of operations.

Results of Operations

During the three-month period ended March 31, 2023, Arvana acquired the assets and assumed the liabilities of Down2Fish, approved a forward-split of its common stock and commenced operations as a fishing charter business.

Our results of operations for the three-months ended March 31, 2023, as compared to the three-months ended March 31, 2022, were as follows below:

	Three Months Ended March 31
	2023	2022	Change
Operating expenses	(148,903)	(8,636)	(140,267)
Loss from Operations	(148,903)	(8,636)	(140,267)
Lease income	8,000		8,000
Depreciation	(5,850)	—	(5,850)
Interest income	4	—	4
Interest expense	(10,642)	(194)	(10,448)
Loss on asset purchase	(771,009)	—	(771,009)
Total Other Income (Expense)	(779,497)	(194)	(779,303)
Net losses	$(928,400)	$(8,830)	$(919,570)

Loss from Operations

Revenue

Revenue for the three-months ended March 31, 2023, and 2022 was $nil. Other income of $8,000 in the current three-month period since our acquisition of the assets and assumption of liabilities of Down2Fish is attributed to an operating lease agreement for the use of our charter boats in the off-season.

We expect to increase revenues in the near term as our business secures fishing charters for the “red snapper” season that begins in the middle of June.

Operating Expenses

Operating expenses for the three-months ended March 31, 2023, increased to $148,903 as compared to $8,636 for the three-months ended March 31, 2022, an increase of 1,624%. The increase in operating expenses over the three-month comparative periods ended March 31, is attributed to increases in general and administrative expenses, and professional fees associated with the acquisition of Down2Fish, offset by revenues in the three-months ended March 31, 2023.

We expect operating expenses to decrease in the near term as we have realized the professional fees associated with the acquisition of Down2Fish and will be managing fishing charters in the second quarter of this year.

Other Expense

Other expense for the three-months ended March 31, 2023, increased to $779,497 as compared to $194 for the three-months ended March 31, 2022, an increase of 401,703%. The increase in other expense over the three-month comparative periods ended March 31, is attributed to loss on asset purchase, depreciation and interest expense, offset by lease and interest income.

We expect other expense to increase as depreciation and interest expenses will continue to increase in the near term due to outstanding debt and the aging of our charter vessels.

Net Loss

Net loss for the three-months ended March 31, 2023, was $928,400 as compared to a net loss $8,830 for the three-months ended March 31, 2022, an increase of 10,414%. The increase in net loss over the three-month comparative periods ended March 31, can be primarily attributed to increases in operating expenses and other expense, offset by revenue.

We expect net loss to continue in the near term as ongoing debt obligations will continue to negatively affect operating results until such time as revenue can be realized sufficient to extinguish negative cash flows.

Capital Expenditures

Arvana expended no amounts on capital expenditures for the three-month periods ended March 31, 2023, and March 31, 2022.

Liquidity and Capital Resources

Since inception, we have experienced significant changes in liquidity, capital resources, and stockholders’ deficiency.

Arvana had current assets of $56,662 as of March 31, 2023, that consisted of cash and other assets, with a working capital deficit of $55,343. Total assets as of March 31, 2023, amounted to $265,108 that consisted of current assets, property, equipment, and intangible assets associated with Down2Fish.

Arvana had current and total assets of $142,365 as of December 31, 2022, that consisted of solely of cash with a working capital surplus of $104,495.

Net stockholders' deficit was $749,471 as of March 31, 2023, as compared to net stockholder’s deficit of $104,495 as of December 31, 2022.

Cash Used in Operating Activities

Net cash used in operating activities for the three-month period ended March 31, 2023, was $44,115 as compared to net cash flow used in operating activities of $222 for the three-month period ended March 31, 2022. Net cash used in operating activities can be attributed to book expense items that do not affect the total amount relative to actual cash used, such as depreciation expense, stock-based compensation, and loss on asset purchase. Balance sheet accounts that affect cash but are not income statement related items that are added or deducted to arrive at net cash used in operating activities, include accounts payable, deferred revenue, and related party payables.

We expect to continue to use net cash flow in operating activities over the next twelve months or until such time as Arvana generates sufficient revenue from operations to offset the cost of operating activities.

Cash Used in Investing Activities

Net cash used in investing activities for the three-month period ended March 31, 2023, was $45,911 as compared to net cash used in investing activities of $nil for the three-month period ended March 31, 2022. Net cash used in investing activities in the three-month period ended March 31, 2023, is attributed to the payment against the purchase of Down2Fish, offset by cash acquired from the acquisition.

We expect to use net cash in investing activities in future periods as the implementation of our business plan will cause us to invest in additional capital equipment.

Cash Used in Financing Activities

Net cash used in financing activities for the three-month period ended March 31, 2023, was $776 as compared to net cash used in financing activities of $nil for the three-month period ended March 31, 2022. Net cash used in financing activities in the three-month period ended March 31, 2023, is attributed to payments on loans payable.

We expect to rely on net cash provided by financing activities in future periods to as our business development strategy does require us to undertake financing measures to grow our business.

Arvana’s assets are insufficient as of March 31, 2023, to implement its plan of operation to expand the business operations of Down2Fish over the next twelve months. We anticipate conducting another private equity offering to meet our objectives and will look to third parties to secure financing. Management is confident that its efforts to realize additional funding will be successful.

Arvana does not intend to pay cash dividends in the foreseeable future.

Arvana had no lines of credit or other bank financing arrangements as of March 31, 2023.

Arvana had no commitments for future capital expenditures at March 31, 2023.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the acting chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including its chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2023, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors

Not required of smaller reporting companies.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable to Arvana.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 23 of this Form 10-Q and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARVANA INC.

By:	/s/ Ruairidh Campbell
Ruairidh Campbell, Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer

Date:	June 5, 2023

 INDEX TO EXHIBITS

S-K Number	Description
3.1	Articles of Incorporation filed with the Commission as an exhibit to Form 10-SB on May 24, 2000.
3.1.1	Amended and Restated Articles of Incorporation filed with the Commission as an exhibit to Form 8-K on October 12, 2010.
3.1.2	Amended and Restated Articles of Incorporation filed with the Commission as an exhibit to Schedule 14C on February 2, 2021.
3.2	Amended and Restated Bylaws filed with the Commission as exhibit to Form 10-SB on May 24, 2000.
10.1	Debt Settlement Agreement and Release with Zahir Dhanani filed with the Commission as an exhibit to Form 8-K on July 29, 2021.
10.2	Debt Settlement Agreement and Release with CaiE Foods Partnership Ltd. filed with the Commission as an exhibit on Form 8-K dated July 29, 2021.
10.3	Debt Settlement Agreement and Release with Valor Invest Ltd. filed with the Commission as an exhibit to Form 8-K on July 29, 2021.
10.5	Debt Forgiveness Agreement with Zahir Dhanani filed with the Commission as an exhibit to Form 8-K on July 29, 2021.
10.6	Debt Forgiveness Agreement with Topkapi International Investment Corp. filed with the Commission as an exhibit to Form 8-K on July 29, 2021.
10.7	Arvana 2022 Stock Incentive Plan dated September 30, 2022, filed with the Commission as an exhibit to Form 10-Q on November 22, 2022.
10.8	Employment Agreement dated September 1, 2022, filed with the Commission as an exhibit on Form 10-Q on November 22, 2022.
10.9	Business Purchase Agreement dated November 16, 2022, filed with the Commission as an exhibit on Form 8-K on November 16, 2022.
14.1	Code of Ethics filed with the Commission as an exhibit to the Form 10-KSB on April 16, 2007.
21	Subsidiaries filed with the Commission on Form 8-K on February 3, 2023.
99.1	Audited financial statements of Down 2 Fish Charters LLC as of and for the fiscal years ended December 31, 2021, and 2020 filed with the Commission on February 3, 2023.
99.2	Unaudited financial statements of Down 2 Fish Charters LLC as of and for the three and nine-month periods ended September 30, 2022, and 2021 filed with the Commission on February 3, 2023.
99.3	Unaudited Pro Forma Combined Financial Statements as of and for the fiscal year ended December 31, 2021, and September 30, 2022, filed with the Commission on February 3, 2023.
101.INS(1)	XBRL Instance Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase
101.DEF(1)	XBRL Taxonomy Extension Label Linkbase
101.CAL(1)	XBRL Taxonomy Extension Label Linkbase
101.SCH(1)	XB RL Taxonomy Extension Label Linkbase
(1)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

