Form 10-Q
period 2023-06-30
ARVANA INC
filed 2023-08-17
CIK 1113313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15D of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 2023.

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

Yes ☐  No ☒

The number of shares outstanding of the issuer’s common stock, par value $0.001 (the only class of voting stock) at August 17, 2023, was 107,839,299.

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

ARVANA INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,651	$142,365
Other current assets	5,100	—
Total current assets	23,751	142,365

Non-current assets:
Property and equipment, net	167,005	—
Intangible assets	26,000	—
Total non-current assets	193,005	—
Total assets	$216,756	$142,365

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$53,771	$29,770
Related party payables (Note 8)	13,400	8,100
Current portion of notes payable – related party (Note 8)	25,000	—
Current portion of long-term debt (Note 10)	38,192	—
Total current liabilities	130,363	37,870

Long-term liabilities:
Notes payable – related party, net of current portion (Note 8)	24,644	—
Notes payable, net of current portion (Note 10)	863,001	—
Total long-term liabilities	887,645	—
Total liabilities	1,018,008	37,870

Stockholders' equity (deficit):
Common stock, $.001 par value, 500,000,000 shares authorized, 107,845,554 issued, and 107,839,299 outstanding at June 30, 2023, and December 31, 2022, respectively	107,847	107,847
Additional paid-in capital	36,377,274	36,240,352
Accumulated deficit	(37,283,037)	(36,240,368)
Total stockholders' equity (deficit) before treasury stock	(797,916)	107,831
Less treasury stock - 6,255 common shares at June 30, 2023 and December 31, 2022, respectively	(3,336)	(3,336)
Total stockholders' deficit (equity)	(801,252)	104,495
Total liabilities and stockholders' (deficit) equity	$216,756	$142,365

 The accompanying condensed notes are an integral part of these interim unaudited consolidated financial statements.

ARVANA INC.

CONSOLIDATED STATEMENTS OF OPERATION

(unaudited)

	Three months ended		Six months ended
	June 30		June 30
	2023	2022	2023	2022
Revenue:
Charter income	$13,054	$—	$13,054	$—
Other income	525	—	525	—
Total revenue	13,579	—	13,579	—

Operating expenses:
Cost of sales	14,632	—	20,742	—
General and administrative	102,113	10,720	214,292	16,856
Professional fees	6,581	5,061	43,044	7,561
Total operating expenses	123,326	15,781	278,078	24,417
Loss from operations	(109,747)	(15,781)	(264,499)	(24,417)

Other income (expense):
Lease income	12,000	—	20,000	—
Interest income	1	—	5	—
Interest expense	(16,523)	(393)	(27,166)	(587)
Other income	—	15,000	—	15,000
Loss on asset purchase	—	—	(771,009)	—
Total other expense	(4,522)	14,607	(778,170)	14,413
Net loss	$(114,269)	$(1,174)	$(1,042,669)	$(10,004)
Per common share information - basic and diluted
Weighted average shares outstanding - basic	107,845,554	102,445,554	107,845,554	102,445,554
Net loss per common share - basic	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted average shares outstanding - diluted	107,845,554	102,445,554	107,845,554	102,445,554
Net loss per common share - diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying condensed notes are an integral part of these interim unaudited consolidated financial statements.

ARVANA INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Deficit) (unaudited)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023, AND 2022

	Common Shares				Treasury
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total Stockholders’ Equity (Deficit)
Balance, March 31, 2022	102,445,554	$102,447	$35,888,276	$(36,097,802)	$(6,255)	$(3,336)	$(110,415)
Net loss	—	—	—	(1,174)	—	—	(1,174)
Balance June 30, 2022	102,445,554	$102,447	$35,888,276	$(36,098,976)	$(6,255)	$(3,336)	$(111,589)

	Common Shares				Treasury
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total Stockholders’ Equity (Deficit)
Balance, March 31, 2023	107,845,554	$107,847	$36,314,786	$(37,168,768)	$(6,255)	$(3,336)	$(749,971)
Share-based compensation	—	—	62,488	—	—	—	62,488
Net loss	—	—	—	(114,269)	—	—	(114,269)
Balance June 30, 2023	107,845,554	$107,847	$36,377,274	$(37,283,037)	$(6,255)	$(3,336)	$(801,252)

	Common Shares				Treasury
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total Stockholders’ Equity
Balance, December 31, 2021	102,445,554	$102,447	$35,888,276	$(36,088,972)	(6,255)	$(3,336)	$(101,585)
Net Loss	—	—	—	(10,004)	—	—	(10,004)
Balance June 30, 2022	102,445,554	$102,447	$35,888,276	$(36,098,976)	(6,255)	$(3,336)	$(111,589)

	Common Shares				Treasury
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2022	107,845,554	$107,847	$36,240,352	$(36,240,368)	(6,255)	$(3,336)	$104,495
Share based compensation	—	—	136,922	—	—	—	136,922
Net Loss	—	—	—	(1,042,669)	—	—	(1,042,669)
Balance, June 30, 2023	107,845,554	$107,847	$36,377,274	$(37,283,037)	(6,255)	$(3,336)	$(801,252)

The accompanying condensed notes are an integral part of these interim unaudited consolidated financial statements.

ARVANA INC.

STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2023, AND 2022

(Unaudited)

	2023	2022
Cash flows from operating activities
Net loss	(1,042,669)	(10,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	11,701	—
Share-based compensation	136,922	—
Loss on asset purchase	771,009	—
Increase (decrease) in:
Accounts payable and accrued liabilities	19,091	(25,870)
Related party payables	4,656	24,813
Net cash used in operating activities	(99,290)	(11,061)

Cash flows from investing activities:
Cash paid for asset acquisition	(50,000)	—
Cash acquired from asset acquisition	4,089	—
Net cash used in investing activities	(45,911)	—

Cash flows from financing activities:
Proceeds from loans payable	25,266	20,916
Payments on loans payable	(3,779)	—
Net cash provided by financing activities	21,487	20,916

Net (decrease) increase in cash	(123,714)	9,855

Cash and cash equivalents, beginning of year	142,365	3,340
Cash and cash equivalents, end of period	18,651	13,195

Supplemental disclosures of cash flow information:
Cash paid for interest	6,724	—
Non-cash investing and financing activities -
Note payable issued for asset acquisition (Note 3)	700,000	—
Liabilities assumed in asset acquisition	234,904	—

The accompanying condensed notes are an integral part of these interim unaudited consolidated financial statements.

ARVANA INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

Note 1 – Organization and Summary of Significant Accounting Policies

Organization

Arvana Inc. (the “Company”) was incorporated in the State of Nevada on June 16, 1977, as “Turinco, Inc.”, and on July 24, 2006, changed its name to Arvana Inc. to reflect the acquisition of a telecommunications business. We discontinued efforts related to our telecommunications business as of June 30, 2009. The Company acquired Down 2 Fish Charters, LLC on February 3, 2023. Down2Fish was organized under the laws of the State of Florida on April 1, 2019.

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

Basis of Presentation

The Company’s fiscal year end is December 31st. The accompanying unaudited consolidated financial statements of the Company for the six-month periods ended June 30, 2023, and 2022, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for financial information with the instructions to Form 10-Q and Regulation S-X. The consolidated interim financial statements and notes appearing in this report should be read in conjunction with our audited consolidated financial statements and related notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission (“Commission”) on April 17, 2023. Results are not necessarily indicative of those which may be achieved in future periods.

Use of Estimates

The preparation of unaudited consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates include the recognition of deferred tax assets based on the change in unrecognized deductible temporary tax differences.

Stock split

On February 21, 2023, stockholders approved a forward-split of the Company’s common shares on a 3-1 basis. The forward-split was filed with the Nevada Secretary of State effective June 30, 2023, and the Financial Industry Regulatory Authority (FINRA) rolled the stock forward on April 19, 2023. All changes in the capital structure have been given retroactive effect in these financial statements.

ARVANA INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. At June 30, 2023 and December 31, 2022 respectively, the Company did not have any cash in excess of the insured FDIC limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank account.

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

ARVANA INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed using the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share are computed using the weighted average number of common shares and potentially dilutive common stock equivalents, including stock options and warrants. The Company had 7,950,000 outstanding stock options as at June 30, 2023, and none at June 30, 2022, which have been excluded from the calculation of diluted loss per share because their effects would be anti-dilutive.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Adopted by the Company

In June 2016, the FASB issued ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 is intended to provide financial statement users with more decision-useful information about expected credit losses on financial instruments and other commitments and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for the Company beginning January 1, 2023. The Company adopted ASU 2016-13, effective January 1, 2023, which adoption has not had a material effect on its financial statements.

ARVANA INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

Note 2 – Going Concern

For the six month period ended June 30, 2023, the Company recognized a net loss of $1,042,669 and $114,269 for the three month period ended June 30, 2023 and had an accumulated deficit of $37,283,037. The Company had a working capital deficit of $106,612 as of June 30, 2023. As of June 30, 2023, the Company’s has negative cash flows from operations, has recognized a net loss over the current six-month period, has incurred significant losses since inception, and has an accumulated deficit. While the Company commenced revenue generating activities in the first quarter of 2023, it will require funding from outside sources to implement its business development strategy. The Company has no firm commitments for additional funding. The aggregation of these factors raises substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date these consolidated financial statements are made available. The accompanying unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets that might be necessary if the Company is unable to continue as a going concern.

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

Note 3 – Asset Acquisition

On February 3, 2023 (Closing Date), the company acquired the assets and assumed the liabilities of Down2Fish Charters, LLC (D2F), a limited liability company organized under the laws of Florida, which operates a charter fishing business. On the Closing Date, the Company paid $50,000 in cash and issued a note for $700,000 for a total consideration of $750,000. The Company’s consolidated statements of operations from the Closing Date through June 30, 2023, indicate a net loss of $1,042,669.

Assets acquired and liabilities assumed were recorded at their estimated fair values as of the Closing Date under the acquisition method of accounting. The estimated fair values of certain assets and liabilities including long-lived assets require judgment and assumptions. Adjustments may be made to these estimates during the measurement period and those adjustments could be material.

Assets acquired and liabilities assumed are based on their fair values as of the Closing Date, with the excess of cost over fair value of $771,009. For the period ended June 30, 2023, the Company recorded an impairment loss of $771,009 on the excess amount. Assets acquired are as follows:

ARVANA INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

ARVANA INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

Note 4 – Property and Equipment

Property and equipment consist of the following:

Schedule of property plant and equipment
	June 30, 2023	December 31, 2022
Marine Equipment	$173,034	$—
Furniture and fixtures	5,672	—
Total	178,706	—
Less – accumulated depreciation	(11,701)	—
Property and equipment, net	$167,005	$—

Depreciation expense was $11,701 and none for the six months ended June 30, 2023, and 2022 and $5,851 and none for the three months ended June 30, 2023, and 2022.

Marine equipment is subject to an operating lease agreement that ends on December 31, 2025 (Note 6).

Note 5 – Intangible Assets

The Company acquired a perpetual federal fishing license, from the acquisition of assets (see Note 3), which grants the Company access to fish in federally regulated waters off the coast of Florida. This asset is not amortized and is tested for impairment at least annually. As of June 30, 2023, and 2022, no impairment of this asset had occurred.

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

The amount of lease income recognized in other income for the six months ended June 30, 2023, is $20,000 and $12,000 for the three months ended June 30, 2023.

Cash flows from lease payments are expected to be received as follows:

Schedule of lease payments
Year	Lease amount
2023	$44,000
2024	48,000
2025	48,000

ARVANA INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

No common stock was issued during the three and six months ended June 30, 2023.

Note 8 - Related Party Transactions and Loans Payable to Stockholders

During the six-months ended June 30, 2023, and June 30, 2022, the Company incurred advisory fees to a company controlled by its chief executive officer of $0 and $2,844.

Effective September 1, 2022, the Company signed an employment agreement with its chief executive officer for $90,000 per year plus incentive stock options until year-end December 31, 2022, thereafter for $120,000 per year over the term. At June 30, 2023 and December 31, 2022, accrued payroll of $10,000 and $7,500 respectively are included in related party payables.

At June 30, 2023 and December 31, 2022, the Company accrued $400 and $600 respectively to board members for services rendered. This amount is included in related party payables.

During the year ended December 31, 2022, $40,000 in accounts payable to a company controlled by the Company’s chief executive officer was settled by the issuance of 600,000 shares with a fair value of $40,000. There was no gain or loss on the settlement.

During the three and six-month periods ended June 30, 2023 and year ended December 31, 2022, the Company recorded stock-based compensation of $34,121, $17,061 and $11,795 respectively, from the grant of stock options to its chief executive officer and board members.

The Company has a non-interest bearing note payable to a related party of $25,000 due May 30, 2024.

The Company also has a non-interest bearing note payable to a related party of $24,644 due November 9, 2024.

The Company has an amount due to a related party for running charters for Down2Fish totaling $3,000 as of June 30, 2023.

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

At December 31, 2022, the Company had 7,950,000 options outstanding with vesting periods of 2-5 years and exercise prices of approximately $0.09 per share. During the six-month period ended June 30, 2023, there have been no changes in the number of options outstanding. Total share-based expense is $136,922 and $62,488 for the three and six-months periods ended June 30, 2023 and 2022, respectively. The remaining share-based expense of $523,255 will be recognized as follows:

Year
2023	$113,031
2024	239,421
2025	156,902
2026	7,582
2027	6,319
Total	$523,255

ARVANA INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

Note 10 – Notes Payable

Notes payable are as follows at June 30, 2023 and December 31, 2022:

Schedule of notes payable
	June 30, 2023 (Unaudited)	December 31, 2022
Note payable to a bank, interest at 6.75%, due in monthly installments of principal and interest, matures August 15, 2039, secured by a boat.	$137,732	$—
Note payable to a bank, interest at 7.49%, due in monthly installments of principal and interest, matures March 15, 2037, secured by a boat.	25,205	—
Note payable to seller, interest at 7.25%, due February 3, 2024, secured by membership interest in Down2Fish LLC	700,000	—
Note payable to third parties, bear no interest, and are due September 30, 2025.	38,256	—
Total notes payable	901,193	—
Less – current portion	(38,192)	—
Total long-term portion	$863,001	$—

Principal maturities of notes payable are as follows:

Schedule of principal maturities of notes payable
Year	Amount
2024	$38,192
2025	720,666
2026	6,763
2027	11,928
2028	15,346
Thereafter	108,298
$901,193

Note 11 - Subsequent Events

The Company evaluated its June 30, 2023, consolidated financial statements for subsequent events through the date the consolidated financial statements were issued. The Company is aware of the following subsequent events which would require recognition or disclosure in the consolidated financial statements.

The Company received loans from its controlling stockholder in the aggregate amount of $30,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three and six months ended June 30, 2023, and June 30, 2022.

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

Arvana acquired the assets and assumed the liabilities of Down2Fish on February 3, 2023, from LCF Salons, LLC, in exchange for fifty thousand dollars ($50,000) and a promissory note in the amount of seven hundred thousand dollars ($700,000) payable twenty-four (24) months after the closing date that bears interest of seven and one quarter percent (7¼ %) per annum. Interest on the promissory note is payable in advance on an annual basis.

Stockholders approved a forward stock split of Arvana’s common shares on a 3-for-1 basis that was effected on April 19, 2023, to stockholders of record on March 31, 2023. All changes in the capital structure have been given retroactive effect in this periodic report.

Arvana’s office is located at 299 Main Street, 13th Floor, Salt Lake City, Utah 84111, and our telephone number is (801) 232-7395.

AA Registered Agents, 4869 Nightwood Court, Las Vegas, Nevada 89149, is our registered agent in the State of Nevada.

Arvana is traded on the OTC Markets Group, Inc.’s Pink Sheets Current Information market platform under the symbol “AVNI.”

While Arvana is focused on building on its fishing charter business it will continue to seek, evaluate, and determine other business opportunities in energy and real estate development.

Plan of Operation

Arvana’s plan of operation is to support the further development of its business by building on Down2Fish’s existing business model. We believe that if Down2Fish increases marketing efforts in the Tampa Bay area, and offers a wider range of services, such as dolphin tours, these endeavors would attract more customers which in turn would increase revenues. Expansion into new service offerings however, would require capital sufficient to purchase another vessel, add complimentary boating equipment, and engage additional personnel. We believe that dolphin tours can return net revenue on a consistent basis if we are able to attract sufficient customers to fill each excursion. We are currently licensed and equipped to carry no more than six customers on each fishing charter. A vessel designed for dolphin tours can carry from fifty to one hundred customers. Our primary impediment to this strategy is cost. While Arvana is considering financing options there is no assurance that funds will be made available to us for this purpose. Meanwhile, we will continue to focus on offering more fishing charter excursions in an effort to build revenue and improve results of operations. Our ability to increase the number of customers is however impeded by the seasonal nature of our business.

Results of Operations

During the three and six-month period ended June 30, 2023, Arvana acquired the business of Down2Fish, effected a forward-split of its common stock and offered fishing charters.

Our results of operations for the three and six-month periods ended June 30, 2023, as compared to the three and six-month periods ended June 30, 2022, were as follows below:

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Revenue	$13,579	$—	$13,579	$—
Operating expenses	(123,326)	(15,781)	278,078	24,417
Loss from Operations	(109,747)	(15,781)	(264,499)	(24,417)
Other Income (Expense)	(4,522)	14,607	(778,170)	14,413
Net Losses	$(114,269)	$(1,174)	$(1,042,669)	$(10,004)

Loss from Operations

Revenue

Revenue for the three and six-month periods ended June 30, 2023, was $13,579, as compared to revenue of $0 for the three and six-month periods ended June 30, 2022. Revenue is comprised of fishing charter services.

We expect revenue to increase through the next three-month period and to taper off in the final quarter of 2023, as the fishing season comes to an end.

Operating Expenses

Operating expenses for the three-month periods ended June 30, 2023, increased to $123,326, as compared to $15,781 for the three-month period ended June 30, 2022, an increase of 681%. Operating expenses for the six-month periods ended June 30, 2023, was $278,078, as compared to $24,417 for the six-month period ended June 30, 2022, an increase of 1,039%. The increase in operating expenses over the three and six-month comparative periods ended June 30, is attributed to increases in charter expenses, general and administrative expenses, and professional fees associated with the acquisition of Down2Fish.

We expect operating expenses related to professional fees and general and administrative expenses to decrease in future periods as expenses related to the acquisition of Down2Fish have been incurred to date.

Other Expense

Other expense for the three-month period ended June 30, 2023 was $4,522, as compared to other income of $14,607 for the three-month period ended June 30, 2022. Other expense for the six-month period ended June 30, 2023, was $778,170, as compared to other income of $14,413 for the three-month period ended June 30, 2022. Lease income for the use of our charter boats and interest income in the three and six-month periods ended June 30, 2023, was offset by interest expense. The loss realized on the acquisition of the assets and the assumption of liabilities related to Down2Fish in the six-month period ended June 30, 2023, is primarily responsible for other expense during the period.

Other expense is likely to increase in future periods as interest attributable to outstanding loans grows over time.

Net Loss

Net loss for the three-month period ended June 30, 2023, was $114,269 as compared to a net loss of $1,174 for the three-months ended June 30, 2022, an increase of 9,633%. Net loss for the six-month period ended June 30, 2023, was $1,042,669, as compared to a net loss of $10,004, for the six-month period ended June 30, 2022, an increase of 10,323%. The increase in net loss over the three and six-month comparative periods ended June 30, can be primarily attributed to a loss of $771,009 recognized on the acquisition of Down2Fish.

We expect net loss to continue as ongoing debt obligations will continue to negatively affect operating results until such time as sufficient revenue can be realized to reduce negative cash flows from operations.

Capital Expenditures

Arvana expended no amounts on capital expenditures for the three and six-month periods ended June 30, 2023, and June 30, 2022.

Liquidity and Capital Resources

Since inception, we have experienced significant changes in liquidity, capital resources, and stockholders’ deficit.

Arvana had current assets of $23,751 as of June 30, 2023, that consisted of cash and a bond, with a working capital deficit of $106,612. Total assets as of June 30, 2023, amounted to $216,756 that consisted of current assets, property, equipment, and intangible assets affixed to a commercial fishing license.

Arvana had current and total assets of $142,365 as of December 31, 2022, that consisted of solely of cash with a working capital surplus of $104,495.

Total stockholders' deficit was $801,252 as of June 30, 2023, as compared to stockholder’s equity of $104,495 as of December 31, 2022.

Cash Flows From Operating Activities

Net cash used in operating activities for the six-month period ended June 30, 2023, was $99,290 as compared to net cash used in operating activities of $11,061 for the three-month period ended June 30, 2022. Net cash used in operating activities can be attributed to book expense items that do not affect the total amount relative to actual cash used, such as depreciation expense, stock-based compensation, and loss on asset purchase. Balance sheet accounts that affect cash but are not income statement related items that are added or deducted to arrive at net cash used in operating activities, include accounts payable, and related party payables.

We expect to continue to have net cash flow used in operating activities over the next twelve months or until such time as Arvana generates sufficient revenue from operations to sustain the cost of operating activities.

Cash Flows From Investing Activities

Net cash used in investing activities for the six-month period ended June 30, 2023, was $45,911 as compared to net cash used in investing activities of $0 for the six-month period ended June 30, 2022. Net cash used in investing activities in the six-month period ended June 30, is attributed to the payment against the purchase of Down2Fish, offset by cash acquired from the acquisition.

We expect to have net cash used in investing activities in future periods as the implementation of our business plan will cause us to invest in additional equipment.

Cash Flows From Financing Activities

Net cash provided by financing activities for the six-month period ended June 30, 2023, was $21,487 as compared to net cash provided by financing activities of $20,916 for the six-month period ended June 30, 2022. Net cash provided by financing activities in the six-month period ended June 30, 2023, is attributed to proceeds from loans payable offset by payments on loans payable. Net cash provided by financing activities in the six-month period ended June 30, 2022, is attributed to the proceeds of loans payable.

We expect to continue to rely on net cash provided by financing activities in future periods as our business development strategy require us to undertake financing measures to grow our business.

Arvana’s assets are insufficient as of June 30, 2023, to implement its plan of operation to expand the business operations of Down2Fish over the next twelve months. We anticipate conducting another private equity offering to meet our objectives and will look to third parties to secure financing. Management is confident that its efforts to realize additional funding will be successful.

Subsequent to period end, Arvana received additional loans from its controlling stockholder in the aggregate amount of $30,000. Arvana may seek additional loans in the short term to sustain operations.

Arvana does not intend to pay cash dividends in the foreseeable future.

Arvana had no lines of credit or other bank financing arrangements as of June 30, 2023.

Arvana had no commitments for future capital expenditures at June 30, 2023.

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

Critical Accounting Policies

The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions affecting the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses in the reporting period. We base our estimates and assumptions on current facts, historical experience, and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. We continually review the estimates and underlying assumptions to ensure they are appropriate for the circumstances. Accounting assumptions and estimates are inherently uncertain and actual results may differ materially from our estimates. A summary of our critical accounting policies is provided in Note 1 to the audited financial statements for the years ended December 31, 2022, and 2021, that are included in our most recent Form 10-K. We discuss accounting policies that are significant in determining results of operations and its financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the acting chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including its chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2023, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Not required of smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable to Arvana.

Item 5. Other Information

During the three months ended June 30, 2023, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 24 of this Form 10-Q and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARVANA INC.

By:	/s/ Ruairidh Campbell
Ruairidh Campbell, Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer

Date:	August 17, 2023

INDEX TO EXHIBITS

S-K Number	Description
3.1	Articles of Incorporation filed with the Commission as an exhibit to Form 10-SB on May 24, 2000.
3.1.1	Amended and Restated Articles of Incorporation filed with the Commission as an exhibit to Form 8-K on October 12, 2010.
3.1.2	Amended and Restated Articles of Incorporation filed with the Commission as an exhibit to Schedule 14C on February 2, 2021.
3.2	Amended and Restated Bylaws filed with the Commission as exhibit to Form 10-SB on May 24, 2000.
10.1	Debt Settlement Agreement and Release with Zahir Dhanani filed with the Commission as an exhibit to Form 8-K on July 29, 2021.
10.2	Debt Settlement Agreement and Release with CaiE Foods Partnership Ltd. filed with the Commission as an exhibit on Form 8-K dated July 29, 2021.
10.3	Debt Settlement Agreement and Release with Valor Invest Ltd. filed with the Commission as an exhibit to Form 8-K on July 29, 2021.
10.5	Debt Forgiveness Agreement with Zahir Dhanani filed with the Commission as an exhibit to Form 8-K on July 29, 2021.
10.6	Debt Forgiveness Agreement with Topkapi International Investment Corp. filed with the Commission as an exhibit to Form 8-K on July 29, 2021.
10.7	Arvana 2022 Stock Incentive Plan dated September 30, 2022, filed with the Commission as an exhibit to Form 10-Q on November 22, 2022.
10.8	Employment Agreement dated September 1, 2022, filed with the Commission as an exhibit on Form 10-Q on November 22, 2022.
10.9	Business Purchase Agreement dated November 16, 2022, filed with the Commission as an exhibit on Form 8-K on November 16, 2022.
14.1	Code of Ethics filed with the Commission as an exhibit to the Form 10-KSB on April 16, 2007.
21	Subsidiaries filed with the Commission on Form 8-K on February 3, 2023.
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act filed with the Commission as an exhibit to this Form 10-Q.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed with the Commission as an exhibit to this Form 10-Q.
99.1	Audited financial statements of Down 2 Fish Charters LLC as of and for the fiscal years ended December 31, 2021, and 2020 filed with the Commission on February 3, 2023.
99.2	Unaudited financial statements of Down 2 Fish Charters LLC as of and for the three and nine-month periods ended September 30, 2022, and 2021 filed with the Commission on February 3, 2023.
99.3	Unaudited Pro Forma Combined Financial Statements as of and for the fiscal year ended December 31, 2021, and September 30, 2022, filed with the Commission on February 3, 2023.
101.INS(1)	XBRL Instance Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase
101.DEF(1)	XBRL Taxonomy Extension Label Linkbase
101.CAL(1)	XBRL Taxonomy Extension Label Linkbase
101.SCH(1)	XB RL Taxonomy Extension Label Linkbase
(1)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

