Form 10-Q
period 2023-09-30
ARVANA INC
filed 2023-11-14
CIK 1113313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15D of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2023.

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

Yes ☐  No ☒

The number of shares outstanding of the issuer’s common stock, par value $0.001 (the only class of voting stock) at November 14, 2023, was 107,839,299.

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

ARVANA INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,286	$142,365
Accounts receivable	8,000	—
Other current assets	5,100	—
Total current assets	16,386	142,365
Non-current assets:
Property and equipment, net	166,897	—
Intangible assets	26,000	—
Total non-current assets	192,897	—
Total assets	$209,283	$142,365

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$79,222	$29,770
Related party payables (Note 8)	10,800	8,100
Current portion of notes payable - related party	65,000	—
Current portion of long-term debt	46,114	—
Total current liabilities	201,136	37,870
Long-term liabilities:
Notes payable - related party, net of current portion	27,644	—
Notes payable, net of current portion	851,940	—
Total long-term liabilities	879,584	—
Total liabilities	1,080,720	37,870
Stockholders' equity (deficit):
Common stock, $0.001 par value, 500,000,000 shares authorized, 107,845,554 issued and 107,839,299 outstanding at September 30, 2023 and December 31, 2022	107,847	107,847
Additional paid-in capital	36,427,816	36,240,352
Accumulated deficit	(37,403,764)	(36,240,368)
Total stockholders' equity (deficit) before treasury stock	(868,101)	107,831
Less treasury stock - 6,255 common shares at September 30, 2023 and December 31, 2022 respectively	(3,336)	(3,336)
Total stockholders' equity (deficit)	(871,437)	104,496
Total liabilities and stockholders' equity (deficit)	$209,283	$142,365

 The accompanying condensed notes are an integral part of these interim unaudited consolidated financial statements.

ARVANA INC.

CONSOLIDATED STATEMENTS OF OPERATION

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue:
Charter income	$10,580	$—	$23,634	$—
Cost of sales	20,824	—	40,936	—
Gross profit (loss)	(10,244)	—	(17,302)	—

Operating expenses:
General and administrative	93,061	41,989	307,459	58,845
Professional fees	13,828	5,182	56,872	12,743
Total operating expenses	127,713	47,171	405,267	71,588
Loss from operations	(117,133)	(47,171)	(381,633)	(71,588)

Other income (expense):
Lease income (Note 6)	12,000	—	32,000	—
Interest income	—	—	5	—
Interest expense	(15,594)	—	(42,759)	(587)
Other income	—	—	—	15,000
Loss on asset purchase	—	—	(771,009)	—
Total other expense	(3,594)	—	(781,763)	14,413
Net loss	$(120,727)	$(47,171)	$(1,163,396)	$(57,175)

Per common share information - basic and diluted
Weighted average shares outstanding - diluted	107,839,299	107,839,299	107,839,299	107,839,299
Net loss per common share - diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

The accompanying condensed notes are an integral part of these interim unaudited consolidated financial statements.

ARVANA INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Deficit) (Unaudited)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023, AND 2022

	Common Shares				Treasury
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total Stockholders’ Equity (Deficit)
Balance, June 30, 2022	102,445,554	$102,447	$35,888,276	$(36,098,976)	(6,255)	$(3,336)	$(111,589)
Issuance of common stock	4,800,000	4,800	315,200	—	—	—	320,000
Share issuance cost	—	—	(32,000)	—	—	—	(32,000)
Conversion of related party debt to equity	600,000	600	39,400	—	—	—	40,000
Net loss	—	—	—	(47,171)	—	—	(47,171)
Balance September 30, 2022	107,845,554	107,847	36,210,876	(36,146,147)	(6,255)	(3,336)	$(169,240)

	Common Shares				Treasury
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total Stockholders’ Equity (Deficit)
Balance, June 30, 2023	107,845,554	107,847	36,377,274	(37,283,037)	(6,255)	(3,336)	(801,252)
Share-based compensation	—	—	50,542	—	—	—	50,542
Net loss	—	—	—	(120,727)	—	—	(120,727)
Balance September 30, 2023	107,845,554	$107,847	$36,427,816	$(37,403,764)	(6,255)	$(3,336)	$(871,437)

	Common Shares				Treasury
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total Stockholders’ Equity
Balance, December 31, 2021	102,445,554	$102,447	$35,888,276	$(36,088,972)	(6,255)	$(3,336)	$(101,585)
Issuance of common stock	4,800,000	4,800	315,200	—	—	—	320,000
Share issuance cost	—	—	(32,000)	—	—	—	(32,000)
Conversion of related party debt to equity	600,000	600	39,400	—	—	—	40,000
Net Loss	—	—	—	(57,175)	—	—	(57,175)
Balance September 30, 2022	107,845,554	$107,847	$36,210,876	$(36,146,147)	(6,255)	$(3,336)	$(169,240)

	Common Shares				Treasury
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2022	107,845,554	$107,847	$36,240,352	$(36,240,368)	(6,255)	$(3,336)	$104,496
Share based compensation	—	—	187,464	—	—	—	187,464
Net Loss	—	—	—	(1,163,396)	—	—	(1,163,396)
Balance, September 30, 2023	107,845,554	$107,847	$36,427,816	$(37,403,764)	(6,255)	$(3,336)	$(871,437)

The accompanying condensed notes are an integral part of these interim unaudited consolidated financial statements.

ARVANA INC.

STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2023, AND 2022

(Unaudited)

	Nine months ended
	September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(1,163,396)	(57,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	17,552	—
Share-based compensation	187,464	—
Loss on asset purchase	771,009	—
Increase (decrease) in:
Current assets	(8,000)	—
Accounts payable and accrued liabilities	44,542	(14,582)
Related party payables	2,056	9,931
Net cash used in operating activities	(148,773)	(61,826)

Cash flows from investing activities:
Cash paid for fixed assets	(5,743)	—
Cash paid for asset acquisition	(50,000)	—
Cash acquired from asset acquisition	4,089	—
Net cash used in investing activities	(51,654)	—

Cash flows from financing activities:
Proceeds from loans payable	70,766	35,224
Issuance of common stock	—	320,000
Issuance cost	—	(32,000)
Payments on loans payable	(9,418)	(50,724)
Net cash provided by financing activities	61,348	272,500

Net increase (decrease) in cash	(139,079)	210,674
Cash and cash equivalents, beginning of year	142,365	3,340
Cash and cash equivalents, end of period	$3,286	214,014

Supplemental disclosures of cash flow information:
Cash paid for interest	$22,318	—
Non-cash investing and financing activities
Related party payable reduced through issuance of shares		40,000
Note payable issued for asset acquisition (Note 3)	700,000	—
Liabilities assume in asset acquisition	$234,904	—

The accompanying condensed notes are an integral part of these interim unaudited consolidated financial statements.

ARVANA INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

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

Basis of Presentation

The Company’s fiscal year end is December 31st. The accompanying unaudited consolidated financial statements of the Company for the three and nine-month periods ended September 30, 2023, and 2022, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for financial information with the instructions to Form 10-Q and Regulation S-X. The consolidated interim financial statements and notes appearing in this report should be read in conjunction with our audited consolidated financial statements and related notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission (“Commission”) on April 17, 2023. Results are not necessarily indicative of those which may be achieved in future periods.

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

September 30, 2023

(Unaudited)

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. At September 30, 2023 and December 31, 2022 respectively, the Company did not have any cash in excess of the insured FDIC limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank account.

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

September 30, 2023

 (Unaudited)

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

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed using the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share are computed using the weighted average number of common shares and potentially dilutive common stock equivalents, including stock options and warrants. The Company had 7,950,000 outstanding stock options as at September 30, 2023, and none at June 30, 2022, which have been excluded from the calculation of diluted loss per share because their effects would be anti-dilutive.

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

ARVANA INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

Note 2 – Going Concern

For the nine month period ended September 30, 2023, the Company recognized a net loss of $1,163,396 and $120,727 for the three month period ended September 30, 2023 and had an accumulated deficit of $37,403,764. The Company had a working capital deficit of $184,750 as of September 30, 2023. As of September 30, 2023, the Company’s has negative cash flows from operations, has recognized a net loss over the current three and nine-month periods, has incurred significant losses since inception, and has an accumulated deficit. While the Company commenced revenue generating activities in the first quarter of 2023, it will require funding from outside sources to implement its business development strategy. The Company has no firm commitments for additional funding. The aggregation of these factors raises substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date these consolidated financial statements are made available. The accompanying unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets that might be necessary if the Company is unable to continue as a going concern.

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

Note 3 – Asset Acquisition

On February 3, 2023 (Closing Date), the company acquired the assets and assumed the liabilities of Down2Fish Charters, LLC (D2F), a limited liability company organized under the laws of Florida, which operates a charter fishing business. On the Closing Date, the Company paid $50,000 in cash and issued a note for $700,000 for a total consideration of $750,000. The Company’s consolidated statements of operations from the Closing Date through September 30, 2023, indicate a net loss of $1,163,396.

Assets acquired and liabilities assumed were recorded at their estimated fair values as of the Closing Date under the acquisition method of accounting. The estimated fair values of certain assets and liabilities including long-lived assets require judgment and assumptions. Adjustments may be made to these estimates during the measurement period and those adjustments could be material.

Assets acquired and liabilities assumed are based on their fair values as of the Closing Date, with the excess of cost over fair value of $771,009. For the period ended September 30, 2023, the Company recorded an impairment loss of $771,009 on the excess amount. Assets acquired are as follows:

ARVANA INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

 (Unaudited)

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

ARVANA INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

 (Unaudited)

Note 4 – Property and Equipment

Property and equipment consist of the following:

Schedule of property plant and equipment
	September 30, 2023 (Unaudited)	December 31, 2022
Marine Equipment	$178,777	$—
Furniture and fixtures	5,672	—
Total	184,449	—
Less – accumulated depreciation	(17,552)	—
Property and equipment, net	$166,897	$—

Depreciation expense was $17,552 and none for the nine months ended September 30, 2023, and 2022 and $5,851 and none for the three months ended September 30, 2023, and 2022. Depreciation expense is included in Cost of Sales on the Consolidated Statements of Operations.

Marine equipment is subject to an operating lease agreement that ends on December 31, 2025 (Note 6).

Note 5 – Intangible Assets

The Company acquired a perpetual federal fishing license, from the acquisition of assets (see Note 3), which grants the Company access to fish in federally regulated waters off the coast of Florida. This asset is not amortized and is tested for impairment at least annually. As of September 30, 2023, and 2022, no impairment of this asset had occurred.

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

The amount of lease income recognized in other income for the nine months ended September 30, 2023, is $32,000 and $12,000 for the three months ended September 30, 2023.

Cash flows from lease payments are expected to be received as follows:

Schedule of lease payments
Year	Lease amount
Remainder of 2023	$44,000
2024	48,000
2025	48,000

ARVANA INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

 (Unaudited)

Note 7 – Common Stock

During the year ended December 31, 2022, Company issued 4,800,000 shares of its restricted common stock at a price of $0.07 per share for total proceeds of $320,000. The Company incurred share issuance costs in the amount of $32,237 in relation to the share issuance.

The Company has authorized 500,000,000 shares of common stock. Total issued and outstanding shares were 107,845,554 and 107,839,299 as of September 30, 2023, and December 31, 2022, respectively.

Stockholders approved a forward stock split of the Company’s common shares on a 3-for-1 basis that was effected on April 19, 2023, to stockholders of record on March 31, 2023. All changes in the capital structure have been given retroactive effect in these financial statements.

During the year ended December 31, 2022, the Company issued 4,800,000 shares at a price of $0.07 per share for total proceeds of $320,000.

During the year ended December 31, 2022, the Company issued 600,000 shares at the price of $0.07 to settle $40,000 of accounts payable to a company controlled by an officer of the Company.

No common stock was issued during the three and nine months ended September 30, 2023.

Note 8 - Related Party Transactions and Loans Payable to Stockholders

During the nine-months ended September 30, 2023, and September 30, 2022, the Company incurred advisory fees to a company controlled by its chief executive officer of $0 and $18,731.

The Company has an employment agreement with its chief executive officer for $120,000 per year plus stock options over the term. At September 30, 2023 and December 31, 2022, accrued payroll of $10,000 and $7,500 respectively are included in related party payables.

At September 30, 2023 and December 31, 2022, the Company accrued $800 and $600 respectively to board members for services rendered. This amount is included in related party payables.

During the year ended December 31, 2022, $40,000 in accounts payable to a company controlled by the Company’s chief executive officer was settled by the issuance of 600,000 shares with a fair value of $40,000. There was no gain or loss on the settlement.

During the three and nine-month periods ended September 30, 2023 and year ended December 31, 2022, the Company recorded stock-based compensation of $50,542, $136,922 and $11,795 respectively, from the grant of stock options to its chief executive officer and board members.

The Company has non-interest-bearing notes payable to related party totaling $65,000 due at various dates between May 30, 2024, and September 20, 2024.

The Company also has a non-interest bearing note payable to a related party of $27,644 due November 9, 2024.

The Company has an amount due to a related party for running charters for Down2Fish totaling $3,000 as of September 30, 2023.

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

At December 31, 2022, the Company had 7,950,000 options outstanding with vesting periods of 2-5 years and exercise prices of approximately $0.09 per share. During the nine-month period ended September 30, 2023, there have been no changes in the number of options outstanding. Total share-based expense is $50,542 and $187,464 for the three and nine-months periods ended September 30, 2023, respectively. The remaining share-based expense of $472,713 will be recognized as follows:

Year
Remainder 2023	$62,489
2024	239,421
2025	156,902
2026	7,582
2027	6,319
Total	$472,713

ARVANA INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

 (Unaudited)

Note 10 – Notes Payable

Notes payable are as follows at September 30, 2023 and December 31, 2022:

Schedule of notes payable
	September 30, 2023 (Unaudited)	December 31, 2022
Note payable to a bank, interest at 6.75%, due in monthly installments of principal and interest, matures August 15, 2039, secured by a boat.	$136,045	$—
Note payable to a bank, interest at 7.49%, due in monthly installments of principal and interest, matures March 15, 2037, secured by a boat.	23,509	—
Note payable to seller, interest at 7.25%, due February 3, 2025, secured by membership interest in Down2Fish LLC	700,000	—
Note payable to third parties, bear no interest, with various maturities	38,500	—
Total notes payable	898,054	—
Less – current portion	(46,114)	—
Total long-term portion	$851,940	$—

Principal maturities of notes payable are as follows:

Schedule of principal maturities of notes payable
Year	Amount
Remainder of 2023	$0
2024	$46,114
2025	710,857
2026	11,655
2027	12,512
2028	8,304
Thereafter	108,612
$898,054

Note 11 - Subsequent Events

The Company evaluated its September 30, 2023, consolidated financial statements for subsequent events through the date the financial statements were issued. The Company is aware of the following subsequent events which would require recognition or disclosure in the financial statements.

The Company received loans from its controlling stockholder in the aggregate amount of $22,135.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three and nine months ended September 30, 2023, and September 30, 2022.

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

Arvana acquired the assets and assumed the liabilities of Down2Fish on February 3, 2023, from LCF Salons, LLC, in exchange for fifty thousand dollars ($50,000) and a promissory note in the amount of seven hundred thousand dollars ($700,000) payable twenty-four (24) months after the closing date that bears interest of seven and one quarter percent (7¼%) per annum. Interest on the promissory note is payable in advance on an annual basis.

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

Arvana’s office is located at 299 Main Street, 13th Floor, Salt Lake City, Utah 84111, and our telephone number is (801) 232-7395.

AA Registered Agents, 4869 Nightwood Court, Las Vegas, Nevada 89149, is our registered agent in the State of Nevada.

Arvana is traded on the OTC Markets Group, Inc.’s Pink Sheets Current Information market platform under the symbol “AVNI.”

While Arvana is focused on building on its fishing charter business it will continue to seek, evaluate, and determine other business opportunities in real estate development.

Plan of Operation

Arvana’s plan of operation is to support the further development of its business by building on Down2Fish’s existing business model. We believe that if Down2Fish increases marketing efforts in the Tampa Bay area, and offers a wider range of services, such as dolphin tours, these endeavors would attract more customers which in turn would increase revenues. Expansion into new service offerings, however, would require capital sufficient to purchase another vessel, add complimentary boating equipment, and engage additional personnel. We believe that dolphin tours can return net revenue on a consistent basis if we are able to attract sufficient customers to fill each excursion. We are currently licensed and equipped to carry no more than six customers on each fishing charter. A vessel designed for dolphin tours can carry from fifty to one hundred customers. Our primary impediment to this strategy is cost. While Arvana is considering financing options there is no assurance that funds will be made available to us for this purpose. Meanwhile, we will continue to focus on offering more fishing charter excursions in an effort to build revenue and improve results of operations. Our ability to increase the number of customers is however impeded by the seasonal nature of our business and can be affected by the effects of climate change including an increase in hurricane events.

Results of Operations

During the three and nine-month period ended September 30, 2023, Arvana acquired Down2Fish, effected a forward-split of its common stock and operated its business.

Our results of operations for the three and nine-month periods ended September 30, 2023, as compared to the three and nine-month periods ended September 30, 2022, were as follows below:

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Revenue	$10,580	$—	$23,634	$—

Operating expenses	(127,713)	(47,171)	(405,267)	71,588
Loss from Operations	(117,133)	(47,171)	(381,633)	(71,588)

Other Income (Expense)	(3,594)	—	(781,763)	14,413
Net Losses	$(120,727)	$(47,171)	$(1,163,396)	$(57,175)

Loss from Operations

Revenue

Revenue for the three and nine-month periods ended September 30, 2023, was $10,580, and $23,634 respectively as compared to revenue of $0 for the three and nine-month periods ended September 30, 2022. Revenue is comprised of fishing charter services.

Fishing charter services were hampered in the current three-month period by the onset of hurricane season with Hurricane Idalia, equipment repair and fewer bookings despite the limited extension of the red-snapper season. We expect revenue to taper off in the final quarter of 2023, as the charter fishing season comes to an end.

Operating Expenses

Operating expenses for the three-month period ended September 30, 2023, increased to $127,713, as compared to $47,171 for the three-month period ended September 30, 2022, an increase of 171%. Operating expenses for the nine-month period ended September 30, 2023, increased to $405,267, as compared to $71,588 for the nine-month period ended September 30, 2022, an increase of 466%. The increase in operating expenses over the three and nine-month comparative periods ended September 30, is attributed to charter expenses, and increases in general and administrative expenses, and professional fees.

We expect operating expenses to remain relatively consistent in the near term.

Other Expense/Income

Other expense for the three-month period ended September 30, 2023, was $3,594, as compared to other expense of $0 for the three-month period ended September 30, 2022. Other expense for the nine-month period ended September 30, 2023, was $781,763, as compared to other income of $14,413 for the nine-month period ended September 30, 2022. Lease income for the use of our charter boats in the three and nine-month periods ended September 30, 2023, was offset by interest expense, depreciation and the loss realized on the acquisition of the assets and the assumption of liabilities related to Down2Fish.

Other expense is likely to decrease over the next twelve months as losses attributed to the acquisition of Down2Fish are recorded and interest on outstanding loans is offset by fishing boat lease income.

Net Loss

Net loss for the three-month period ended September 30, 2023, was $120,727 as compared to a net loss of $47,171 for the three-months ended September 30, 2022, an increase of 156%. Net loss for the nine-month period ended September 30, 2023, was $1,163,396, as compared to a net loss of $57,175, for the nine-month period ended September 30, 2022, an increase of 1,935%. The increase in net loss over the three and nine-month comparative periods ended September 30, can be primarily attributed to a loss of $771,009 recognized on the acquisition of Down2Fish.

We expect net losses to continue as ongoing debt obligations will continue to negatively affect operating results until such time as sufficient revenue can be realized to reduce negative cash flows from operations.

Capital Expenditures

Arvana expended no amounts on capital expenditures for the three and nine-month periods ended September 30, 2023, and September 30, 2022.

Liquidity and Capital Resources

Since inception, we have experienced significant changes in liquidity, capital resources, and stockholders’ deficit.

Arvana had current assets of $16,386 as of September 30, 2023, that consisted of cash and a bond, with a working capital deficit of $184,750. Total assets as of September 30, 2023, amounted to $209,283 that consisted of current assets, property, equipment, and intangible assets affixed to a commercial fishing license.

Arvana had current and total assets of $142,365 as of December 31, 2022, that consisted of solely of cash with a working capital surplus of $104,495.

Total stockholders' deficit was $871,437 as of September 30, 2023, as compared to stockholder’s equity of $104,495 as of December 31, 2022.

Cash Flows From Operating Activities

Net cash used in operating activities for the nine-month period ended September 30, 2023, was $148,773 as compared to net cash used in operating activities of $61,826 for the nine-month period ended September 30, 2022. Net cash used in operating activities can be attributed to book expense items that do not affect the total amount relative to actual cash used, such as depreciation expense, share-based compensation, and loss on asset purchase. Balance sheet accounts that affect cash but are not income statement related items that are added or deducted to arrive at net cash used in operating activities, include current assets, accounts payable, and related party payables.

We expect to continue to have net cash flow used in operating activities over the next twelve months or until such time as Arvana generates sufficient revenue from operations to sustain the cost of operating activities.

Cash Flows From Investing Activities

Net cash used in investing activities for the nine-month period ended September 30, 2023, was $51,654 as compared to net cash used in investing activities of $0 for the nine-month period ended September 30, 2022. Net cash used in investing activities in the current nine-month period ended September 30, is attributed to the purchase of fixed assets for the charter boats, the payment against the purchase of Down2Fish, offset by cash acquired as the result of that acquisition.

We expect to have net cash used in investing activities in future periods as the implementation of our business plan will cause us to invest in additional equipment.

Cash Flows From Financing Activities

Net cash provided by financing activities for the nine-month period ended September 30, 2023, was $61,348 as compared to net cash provided by financing activities of $272,500 for the nine-month period ended September 30, 2022. Net cash provided by financing activities in the nine-month period ended September 30, 2023, is attributed to proceeds from loans payable offset by payments on loans payable. Net cash provided by financing activities in the nine-month period ended September 30, 2022, is attributed to the proceeds of loans payable and the issuance of common stock offset by issuances costs and payments against loans payable.

We expect to continue to rely on net cash provided by financing activities in future periods as our business development strategy require us to undertake financing measures to grow our business.

Arvana’s assets are insufficient as of September 30, 2023, to implement its plan of operation to expand the business operations of Down2Fish over the next twelve months. We anticipate conducting another private equity offering to meet our objectives and will look to third parties to secure financing. Management is confident that its efforts to realize additional funding will be successful.

Subsequent to period end, Arvana received additional loans from its controlling stockholder in the aggregate amount of $22,135. Arvana may seek additional loans in the short term to sustain operations.

Arvana does not intend to pay cash dividends in the foreseeable future.

Arvana had no lines of credit or other bank financing arrangements as of September 30, 2023.

Arvana had no commitments for future capital expenditures at September 30, 2023.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by Arvana’s management, with the participation of the chief executive officer and the acting chief financial officer, of the effectiveness of Arvana’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including its chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, Arvana’s management concluded, as of the end of the period covered by this report, that Arvana’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and such information was accumulated and communicated to management, including its chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2023, that materially affected, or are reasonably likely to materially affect, Arvana’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Not required of smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable to Arvana.

Item 5. Other Information

During the three months ended September 30, 2023, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of Arvana has adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 24 of this Form 10-Q and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARVANA INC.

By:	/s/ Ruairidh Campbell
Ruairidh Campbell, Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer

Date:	November 14, 2023

INDEX TO EXHIBITS

S-K Number	Description
3.1	Articles of Incorporation filed with the Commission as an exhibit to Form 10-SB on May 24, 2000.
3.1.1	Amended and Restated Articles of Incorporation filed with the Commission as an exhibit to Form 8-K on October 12, 2010.
3.1.2	Amended and Restated Articles of Incorporation filed with the Commission as an exhibit to Schedule 14C on February 2, 2021.
3.2	Amended and Restated Bylaws filed with the Commission as exhibit to Form 10-SB on May 24, 2000.
10.1	Debt Settlement Agreement and Release with Zahir Dhanani filed with the Commission as an exhibit to Form 8-K on July 29, 2021.
10.2	Debt Settlement Agreement and Release with CaiE Foods Partnership Ltd. filed with the Commission as an exhibit on Form 8-K dated July 29, 2021.
10.3	Debt Settlement Agreement and Release with Valor Invest Ltd. filed with the Commission as an exhibit to Form 8-K on July 29, 2021.
10.5	Debt Forgiveness Agreement with Zahir Dhanani filed with the Commission as an exhibit to Form 8-K on July 29, 2021.
10.6	Debt Forgiveness Agreement with Topkapi International Investment Corp. filed with the Commission as an exhibit to Form 8-K on July 29, 2021.
10.7	Arvana 2022 Stock Incentive Plan dated September 30, 2022, filed with the Commission as an exhibit to Form 10-Q on November 22, 2022.
10.8	Employment Agreement dated September 1, 2022, filed with the Commission as an exhibit on Form 10-Q on November 22, 2022.
10.9	Business Purchase Agreement dated November 16, 2022, filed with the Commission as an exhibit on Form 8-K on November 16, 2022.
14.1	Code of Ethics filed with the Commission as an exhibit to the Form 10-KSB on April 16, 2007.
21	Subsidiaries filed with the Commission on Form 8-K on February 3, 2023.
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act filed with the Commission as an exhibit to this Form 10-Q.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed with the Commission as an exhibit to this Form 10-Q.
99.1	Audited financial statements of Down 2 Fish Charters LLC as of and for the fiscal years ended December 31, 2021, and 2020 filed with the Commission on February 3, 2023.
99.2	Unaudited financial statements of Down 2 Fish Charters LLC as of and for the three and nine-month periods ended September 30, 2022, and 2021 filed with the Commission on February 3, 2023.
99.3	Unaudited Pro Forma Combined Financial Statements as of and for the fiscal year ended December 31, 2021, and September 30, 2022, filed with the Commission on February 3, 2023.
101.INS(1)	XBRL Instance Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase
101.DEF(1)	XBRL Taxonomy Extension Label Linkbase
101.CAL(1)	XBRL Taxonomy Extension Label Linkbase
101.SCH(1)	XB RL Taxonomy Extension Label Linkbase
(1)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

