Form 10-K
period 2023-12-31
ARVANA INC
filed 2024-04-05
CIK 1113313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2023.

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

Yes ☐  No ☒

The aggregate market value of the registrant’s common stock, $0.001 par value (the only class of voting stock), held by non-affiliates (44,657,614 shares) was $20,095,923 based on the average of the bid and ask price ($0.45) on June 30, 2023.

At April 5, 2024, the number of shares outstanding of the registrant’s common stock, $0.001 par value (the only class of voting stock), was 107,845,554.

PART I

ITEM 1 BUSINESS

As used herein the terms “Arvana,” “we,” “our,” and “us” refer to Arvana Inc., its subsidiary, and its predecessor, unless context indicates otherwise. Any distinct references to Down2Fish refer to Down 2 Fish Charters, LLC., a wholly owned subsidiary of Arvana.

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

Arvana acquired the assets and assumed the liabilities of Down2Fish on February 3, 2023, from LCF Salons, LLC, (“LCF”) in exchange for fifty thousand dollars ($50,000) and a secured promissory note (“Note”) in the amount of seven hundred thousand dollars ($700,000) payable twenty-four (24) months after the closing date that bears interest of seven and one quarter percent (7¼%) per annum. Interest on the promissory note is payable on an annual basis. On January 29, 2024, Arvana and LCF agreed to extend the interest due date on the Note from the annual anniversary to April 3, 2024.

Stockholders approved a forward stock split of Arvana’s common shares on a 3-for-1 basis effected on April 19, 2023, to stockholders of record on March 31, 2023. All changes in Arvana’s capital structure have been given retroactive effect in this annual report.

While Arvana operates its fishing charter business it has continued to seek business opportunities in real estate development. On December 12, 2023, Arvana announced a non-binding memorandum of understanding to acquire the business of FirstShot Centers, LLC (“FirstShot”), a Nevada based company intent on expanding its specialty use concept to acquire and repurpose vacant shopping malls, outlet locations and big bog stores throughout the United States to attract new tenants from targeted industries that offer goods or services that are not available online. The parties are yet to enter into a definitive agreement pending delivery of the FirstShot business and financing plan.

Arvana

Our office is located at 299 Main Street, 13th Floor, Salt Lake City, Utah 84111, and our telephone number is (801) 232-7395. AA Registered Agents, 4869 Nightwood Court, Las Vegas, Nevada 89149, is our registered agent in the State of Nevada.

Arvana is registered with the Securities and Exchange Commission and traded on the OTC Pink Sheets Current Information Alternative Reporting electronic platform under the symbol “AVNI.”

History

Down2Fish operates a Florida based fishing charter business that offers a range of curated maritime adventures that include inshore, offshore, and custom charters for fishing enthusiasts, nature lovers and tourists. The business is operated from a private dock in Palmetto, Florida that services the Tampa Bay area in addition to St Petersburg, Sarasota, Venice, Port Charlotte, and Clearwater. Down2Fish generates revenue from the sale and provision of fishing charter services.

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

We intend to offer dolphin watching charters as the means to grow the Down2Fish brand in the Greater Tampa area and are exploring the possibilities for offering whale watching charters. The Tampa Bay area is ideal for dolphin spotting as many dolphins live in shallow waters close to the coastline. Dolphin tours are popular with families and groups. However, Down2Fish will need a larger vessel that can carry more clients to initiate dolphin watching charters. North Atlantic right whales can be sporadically spotted from November to April calving in waters off the Florida Gulf coast. Given that right whale spotting in Florida is a rarity, we are unaware of any fishing charter companies in Florida that offer whale watching tours so to offer this service could quickly help us distinguish the Down2Fish brand.

Industry

The fishing charter industry consists of businesses that engage in services such as inshore/coastal fishing, offshore fishing, and tournament fishing. Operators provide charter boat services for individuals, parties, and companies. Operators may vary greatly in size, ranging from large operators with a fleet of vessels to single boat owner-operators and part-time charter companies. The industry has seen faltering growth over the past five years. COVID-19 was the primary disruption that resulted in a significant decline in domestic tourism.

The IBISWorld report dated to September 2023, explains that the fishing charter industry has experienced a moderate decline over the last five years. Overall revenue was estimated to drop at an annualized rate of 4.8% through that period to $440.3 million. Despite the fall in revenue, the IBISWorld report added that the number of charter boat businesses grew by 2.4% to 3,649, and the number of charter boat employees grew by 1.4% to 5,753 during the prior five years to September 2023. While the fishing charter industry benefited from a recovering economy in 2021 post pandemic, rising inflation in 2022, dampened growth through 2023. The reports notes that the fishing charter industry continues to face stiff competition from other recreational activities such as hiking, running, and video games along with a negative shift in consumer confidence. Inflation has caused consumers to save more of their earnings in response economic uncertainty which sentiment has had a chilling effect on the demand for fishing charter boat services.

Looking ahead, the IBISWorld report for the fishing charter business has forecast an increase in revenue at an annualized rate of 3.0% to $511.3 over the next five years as disposable income is expected to increase in a tight labor market, which development will likely provide consumers with more discretionary income for recreational services such as fishing charters.

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

Our competitive weaknesses are tied to our limited operating history and the size of our operation. Since we are relatively new to operating in the Tampa Bay area, our business struggles with brand recognition in a market filled with options. We expect that the implementation of our business plan will increase brand recognition and customers for our fishing charters. However, efforts to expand brand recognition require that we overcome our biggest competitive weakness that being the limited financial resources at our disposal. Material growth will depend, in no small part on our ability to purchase an additional vessel to host dolphin sightseeing charters, and our willingness to spend additional sums on marketing our charters. We do not presently have the funds necessary to purchase a suitable dolphin sightseeing vessel, or to boost marketing efforts.

Despite the nature of the fishing charter industry and our competitive weaknesses, we believe that the services we offer today will continue to compete effectively due to several factors. We have a team with excellent experience in the fishing charter industry that provides the core strength of our workforce. Aside from the synergies that exist in our carefully selected workforce, our charters are guided by best practices in the industry. Our captain is at the top of the range for expertise in running fishing charters. Another of our strengths is our location in Palmetto, Florida with easy access to the Florida Gulf Coast, an area extremely popular for anglers and tourists alike. The state-of-art condition of our fishing boats and fishing equipment is an attraction for customers. Another of our strengths is our attention to fishing rules and regulations focused on preserving the environment. Our concern for the environment is not lost on customers who are increasingly focused on enjoying nature without causing harm in the process. We are also cost competitive with other fishing charter businesses in the area.

Market Analysis

The fishing charter industry competes with a wide variety of other recreational activities that include non-fishing sightseeing, land-based recreation such as hiking, city sightseeing, and even sporting events. A research report published by IBISWorld in 2018 reported that during the five years that preceded that year, the industry lost ground to other forms of recreation as consumer preferences changed. The COVID-19 pandemic had a further chilling effect on the industry as prospective customers were bound to remain in their homes. However, a post-COVID-19 IBISWorld report on the fishing charter industry released in September of 2023 forecasts that the industry is expected to realize annualized revenue growth through 2028, on the basis that sustained economic growth will lead to an increase in consumer incomes which will enable more people to spend more money on recreational activities. Despite the effects of inflation, there is reason to believe that the fishing charter industry is about to enter a consistent growth pattern in the face of competing recreational activities.

Marketing Strategy

Our marketing strategies are directed towards achieving specific objectives that support our strategic goals to create new market channels, increase revenue and grow market share. We expect to leverage off premier fishing charter experiences to win new customers and retain existing ones. Down2Fish maintains modern well equipped fishing charter vessels, experienced crews, a convenient location from which to embark on charters, and reliance on highly reliable payment platforms for payment. Our intention is also to work with brand and publicity consultants to help us map out publicity and advertising strategies that will help us reach our target market.

We expect to continue to make use of the following marketing and sales strategies:

•	promote our business online via our official website and social media platforms like; Instagram, Facebook, twitter, YouTube, Google, LinkedIn + et al;
•	offer Down2Fish branded merchandise online and aboard our fishing charters;
•	advertise special prices;
•	advertise our fishing boat charter in our official website and employ strategies that will help us pull traffic to the site;
•	promote our business on fishing charter booking sites such as Fareharbor, Travelocity, and Fishing Booker; and
•	dress crew members in branded shirts with our company logo.

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

Employees

Arvana has one employee who serves as its chief executive officer, chief financial officer, and a director. He engages consultants, attorneys, accountants, and auditors as necessary to direct Arvana’s business. Management has no intention of engaging additional employees until the sustainability of our business is assured.

Down2Fish has a non-employee compensation arrangement with its manager and plans to hire additional persons moving forward to increase the number of fishing charters tours undertaken.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements and Labor Contracts

Arvana owns no patents, trademarks, licenses, franchises, concessions, or royalty agreements and is not subject to any labor contracts.

Reports to Security Holders

Our annual report contains audited financial statements. We are not required to deliver an annual report to security holders and will not automatically deliver a copy of the annual report to our security holders unless a request is made for such delivery. We file our required reports and other information with the Commission. The statements and forms filed by us with the Commission have also been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at http://www.sec.gov.

ITEM 1A. RISK FACTORS

Arvana is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and, as such, are not required to provide the information under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Arvana is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and, as such, are not required to provide the information under this Item.

ITEM 1C. CYBERSECURITY

Limited Risk Management Strategy for Handling Sensitive Data

Arvana is committed to the integrity and security of the sensitive data that it collects, maintains, and transmits across its computer systems. Over the ordinary course of our business, Arvana and its third-party service providers, such as charter booking services, collect, maintain, and transmit sensitive data including proprietary or confidential business information (such as operational data and personal information). The secure maintenance of this information is critical to our business and reputation.

Despite our efforts to implement robust security measures, in reliance on administrative, technical, and physical safeguards, our risk management strategies, and practices for protecting sensitive data are subject to certain limitations. A variety of factors give rise to these limitations including the evolving nature of cyber threats, resource constraints, and the inherent risks associated with the technologies we and third-party service providers employ. Arvana relies on third parties, including cloud vendors and consultants, for various business functions. Many of our third-party service providers have access to our information systems and data, and we rely on such third parties for the operation of our business. We oversee third-party service providers by conducting vendor diligence. Vendors are generally assessed for risk based on the nature of their service, access to data and systems and supply chain risk.

Arvana’s current risk management strategy may not fully account for or mitigate the risks posed by emerging technologies or the potential impact of these limitations on our business. Financial liabilities, damage to our reputation, and erosion of customer trust could negatively affect our business operations and financial condition.

We have adopted a cybersecurity governance structure to identify, assess, and manage material risks from cybersecurity threats that include a framework to respond to and assess internal and external threats to the security, confidentiality, and integrity of Arvana’s data and information systems. Under which framework management is responsible for assessing and managing material risks that arise from cybersecurity threats. We have not engaged third-party qualified contractors or claim any management expertise from which to draw in the event of cybersecurity threats.

Governance

When identified by management, cybersecurity threats are to be immediately reported to Arvana’s Audit Committee. The Audit Committee has primary responsibility for oversight of cybersecurity threats once a cybersecurity threat has been reported to it by management. Matters to be considered by the Audit Committee include management risks relating to data privacy, technology, and information security. The Audit Committee must also consider Arvana’s cyber security measures and the back-up of information systems, along with what steps Arvana has taken to monitor and control cybersecurity exposure. Further, the Audit Committee is tasked with the responsibility for conferring with management and Arvana’s auditors as to the adequacy and effectiveness of information safeguards, cybersecurity policies, and internal controls that impact information security. The Audit Committee will be briefed on any material cybersecurity incidents that might adversely affect our business at least once each year, such brief will include topics such as risk assessment, risk management, control decisions, service provider arrangements, security incidents, responses with recommendations for changes or updates to policies and procedures.

While Arvana has not experienced cybersecurity incidents in the past, it cannot guarantee that our cybersecurity safeguards will prevent breaches or breakdowns of our third-party service providers’ information technology systems, particularly in the face of continually evolving cybersecurity threats and increasingly sophisticated threat actors.

A cybersecurity incident could materially affect our business, results of operations, financial condition, and reputation, in addition to potentially subjecting us to government investigations, litigation, fines or damages.

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

Over-the-counter market quotations of our common stock reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

On February 22, 2023, Arvana’s stockholders approved a forward-split on a 3-1 basis of its outstanding common stock that was effected on April 19, 2023, to stockholders of record on March 31, 2023.

Holders

Arvana has 103 stockholders of record holding a total of 107,845,554 shares of fully paid and non-assessable common stock of the 500,000,000 shares of common stock, par value $0.001, authorized. We believe that the number of beneficial owners is substantially greater than the number of record holders given a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors.

Dividends

Arvana has neither the ability nor any history of paying cash dividends to its stockholders and has no intention to pay cash dividend in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below details compensation plans, including individual compensation arrangements, under which Arvana equity securities have been authorized for issuance as of year-end December 31, 2023, aggregated as follows: (i) All compensation plans previously approved by security holders; and (ii) All compensation plans not previously approved by security holders.

Plan category	Number of securities issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,950,000 [1]	$0.09	2,550,000
Equity compensation plans not approved by stockholders	—	—	—
Total	7,950,000	$0.09	2,550,000

1 The Arvana Inc. 2002 Stock Incentive Plan was approved by stockholders on February 22, 2023.

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

Performance Graph

Arvana is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and, as such, are not required to provide the information under this Item.

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

On September 30, 2022, Arvana sold an aggregate of five million four hundred thousand (5,400,000) shares to 16 individuals and 2 corporations, pursuant to the exemptions from the registration promulgated under Securities Act as follows;

Name	Date	Amounts Settled	Cash	Price	Shares	Exemptions
Brian Buckley (1)	08/11/2022	$—	$60,000	$0.067	900,000	§4(a)(2)/ Reg S
Peter Van Seggelen	08/11/2022	—	25,000	0.067	375,000	§4(a)(2)/ Reg S
Leonard B. Smith	08/18/2022	—	10,000	0.067	150,000	§4(a)(2)/ Reg S
Cathy Bures	08/25/2022	—	5,000	0.067	75,000	§4(a)(2)/ Reg D
Andrew Barry	08/29/2022	—	12,500	0.067	187,500	§4(a)(2)/ Reg S
Melanie Ellenburgh	08/29/2022	—	12,500	0.067	187,500	§4(a)(2)/ Reg S
Jim Silyve	08/29/2022	—	10,000	0.067	150,000	§4(a)(2)/ Reg S
Bruce Carson	09/01/2022	—	25,000	0.067	375,000	§4(a)(2)/ Reg S
James Stephen Gardiner & Licia Gardiner	09/01/2022	—	15,000	0.067	225,000	§4(a)(2)/ Reg S
Robert Breakell	09/01/2022	—	10,000	0.067	150,000	§4(a)(2)/ Reg S
Orion Winkelmeyer	09/01/2022	—	60,000	0.067	900,000	§4(a)(2)/ Reg S
Louis Basque	09/02/2022	—	5,000	0.067	75,000	§4(a)(2)/ Reg S
Lawrence Jean	09/08/2022	—	10,000	0.067	150,000	§4(a)(2)/ Reg S
Natasha Blaisdell	09/09/2022	—	15,000	0.067	225,000	§4(a)(2)/ Reg S
Jeffrey King	09/09/2022	—	5,000	0.067	75,000	§4(a)(2)/ Reg S
Daniel Dunlop	09/09/2022	—	30,000	0.067	450,000	§4(a)(2)/ Reg S
Enkore Custom Homes, Inc.	09/20/2022	—	10,000	0.067	150,000	§4(a)(2)/ Reg S
Orsa & Company (2)	09/30/2022	40,000	—	0.067	600,000	§4(a)(2)/ Reg D
Sub-total			320,000 (3)
TOTAL		$40,000	$320,000		5,400,000

(1)  Brian Buckley participated in the placement twice.

(2) Orsa & Company is wholly owned by Ruairidh Campbell, an officer and director of Arvana.

(3) Arvana paid a 10% referral fee to a resident of Alberta, Canada pursuant to provincial regulatory exemptions from registration.

On July 23, 2021, we issued an aggregate of eighty-eight million six hundred and thirteen thousand five hundred and forty-four (88,613,544) shares in debt settlement to four individuals (4) and five (5) entities, pursuant to the exemptions from the registration promulgated under Securities Act as follows;

Name	Date	Amount Settled & Extinguished	Stock Price	Shares	Exemptions
Zahir Dhanani (1)	04/01/2021	$220,071.06	$0.10	1,309,476	§ 4(a)(2)/ Reg S
Third Millennium Capital Corporation	04/01/2021	12,659.58	0.10	79,521	§ 4(a)(2)/ Reg S
CaiE Foods Partnership Ltd.	04/01/2021	213,522.09	0.10	1,746,099	§ 4(a)(2)/ Reg D
International Portfolio Management Inc. (2)	06/30/2021	10,375.00	0.013	778,125	§ 4(a)(2)/ Reg S
Altaf Nazerali (2)	06/30/2021	5,750.00	0.013	431,250	§ 4(a)(2)/ Reg S
Altaf Nazerali (2)	06/30/2021	10,000.00	0.013	750,000	§ 4(a)(2)/ Reg S
Valor Invest Ltd. (2)	06/30/2021	924,975.96	0.013	69,373,197	§ 4(a)(2)/ Reg S
John Baring (3)	06/30/2021	60,000.00	0.013	4,500,000	§ 4(a)(2)/ Reg D
681315 B.C. Ltd. (4)	06/30/2021	103,611,68	0.013	7,770,876	§ 4(a)(2)/ Reg S
Raymond Wicki	06/30/2021	44,879.03	0.013	1,875,000	§ 4(a)(2)/ Reg S
TOTAL		$1,605,844.40		88,613,544

(1)  Zahir Zhanani was a former officer and director of Arvana.

(2)  Valor Invest Ltd. and International Portfolio Management are under the common control of Altaf Nazerali.

(3)  Sir John Baring is the chairman of Arvana’s Board.

(4)  681315 B.C. Ltd. is beneficially owned by Arvana’s former bookkeeper.

ITEM 6. [RESERVED]

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

Discussion and Analysis

Overview

Arvana acquired Down2Fish on February 3, 2023, as a wholly owned subsidiary. Down2Fish operates a Florida based fishing charter business that offers a range of curated maritime adventures that include inshore, offshore, and custom charters for fishing enthusiasts, nature lovers and tourists. The business is operated from a private dock in Palmetto, Florida that services the Tampa Bay area in addition to St Petersburg, Sarasota, Venice, Port Charlotte, and Clearwater. Down2Fish generates its revenue from the sale and provision of fishing charter services.

Plan of Operation

Our plan of operation is to support the development of our business, and to build on its existing business model. We believe that an expansion of marketing efforts around Tampa Bay, to offer a wider range of services, such as dolphin tours, will help establish the Down2Fish brand, attract more customers and increase revenues. Expansion into new service offerings will however require capital sufficient to finance the purchase of another vessel and additional boating equipment. We believe that dolphin tours can return net revenue on a consistent basis if we are able to attract sufficient customers to each excursion. We are currently licensed and equipped to carry no more than six (6) customers on each fishing charter. A vessel designed primarily for dolphin tours can carry from fifty (50) to one hundred (100) customers. Our primary impediment for equipment procurement and installation is cost. We are presently considering financing options that might become available to us in the near term but have no assurance that financing options will become available or that if such did become available, that the financing terms would be tenable for our business. Unless or until we can offer excursions that cater to a greater number of customers on each excursion, we will continue to focus on offering more fishing charter excursions to build revenue and improve our results of operations.

While Arvana operates its fishing charter business it has continued to seek business opportunities in real estate development. On December 12, 2023, Arvana announced a non-binding memorandum of understanding to acquire the business of FirstShot Centers, LLC, a Nevada based company intent on expanding its specialty use concept to acquire and repurpose vacant shopping malls, outlet locations and big bog stores throughout the United States to attract new tenants from targeted industries that offer goods or services that are not available online. The parties are yet to enter into a definitive agreement pending delivery of its business and financing plan.

Results of Operations

During the year ended December 31, 2023, Arvana purchased Down2Fish as a wholly owned subsidiary, raised capital to sustain operations, evaluated other business opportunities, and offered charter fishing services.

Charter fishing services were curtailed in the third quarter of 2023 and halted in the fourth quarter of 2023, due to necessary repairs to both of our vessels under their respective warranties.

Our results of operations for the year ended December 31, 2023, as compared to the year ended December 31, 2022, were as follows below:

	Twelve Months Ended December 31
	2023	2022	Change
Revenue	$24,276	$—	$24,276
Operating expenses	555,198	165,831	389,367
Loss from Operations	(530,922)	(165,831)	(365,091)

Lease income	44,000	—	44,000
Interest income	5	22	(17)
Interest expense	(58,647)	(587)	(58,060)
Loss on asset purchase	(771,009)	—	(771,009)
Other income	—	15,000	(15,000)
Total Other (Expense) Income	(785,651)	14,435	(800,086)
Net loss	$(1,316,573)	$(151,396)	$(1,165,177)

Revenue

Charter revenue from operations for the twelve-month period ended December 31, 2023, was $24,276 from $0 for the comparable twelve-month period ended December 31, 2022. The increase in revenue in the current twelve-month period is attributed to the purchase of Down2Fish in February of the current year. Revenue results for the current year were hampered by necessary repairs to both of our fishing charter vessels.

We expect charter revenue from operations to increase over the next twelve months as both of our fishing charter vessels return to active service.

Operating Expenses

Operating expenses for the twelve-month period ended December 31, 2023, increased to $555,198 as compared to $165,831 for the twelve-month period ended December 31, 2022, an increase of 235%. The increase in operating expenses over the twelve-month period ended December 31, 2023, is attributed to the addition of charter expenses, the increase in general and administrative expenses that included stock-based compensation, transfer agent costs and auditing expenses connected to the purchase of Down2Fish.

We expect operating expenses to increase in future periods as our business development strategies are implemented while auditing and accounting professional fees are expected to decrease over the next twelve months.

Other Expense (Income)

Other expense for the twelve-month period ended December 31, 2023, was $785,651 as compared to other income of $14,435 for the twelve-month period ended December 31, 2022. The transition from other income to other expense over the comparative periods can be primarily attributed to the loss recognized with the acquisition of Down2Fishon and interest expanse offset by lease income realized in the current twelve-month period. Other income in the current prior-month period can be attributed to an amount forgiven in connection with a rescission and mutual release agreement, offset by interest expense.

We expect other expense to decrease over future periods as debt instruments tied to the fishing charter vessels are satisfied and lease income increases.

Net Loss

Net loss for the year ended December 31, 2023, was $1,316,573, as compared to a net loss of $151,395 for the year ended December 31, 2022, an increase of 770%. The increase in net loss in the current twelve-month period over the prior comparable period can be primarily attributed to an increase in losses from operating expenses, interest expenses and the loss recognized on the asset purchase of Down2Fish, offset by the realization of revenue from charter boat services and other income that is generated through a lease of the charter vessels.

We expect to continue to realize net losses from operations over the next twelve months as management works to implement its business model.

Capital Expenditures

We expended no amounts on capital expenditures for the respective twelve-month periods ended December 31, 2023, and December 31, 2022.

Liquidity and Capital Resources

Since inception, Arvana has experienced significant changes in liquidity, capital resources, and stockholders’ deficit.

We had current assets of $27,171 as of December 31, 2023, that consisted of cash, and a bond as compared to current assets of $142,365 as of December 31, 2022, that consisted solely of cash. Total assets were $216,549 as of December 31, 2023, that consisted of current assets, property, equipment, and intangible assets, as compared to total assets, of $142,365 as of December 31, 2022, that consisted solely of cash. We had a working capital deficit of $311,316 as of December 31, 2023, as compared to a working capital surplus of $104,495 as of December 31, 2022. Net stockholders' deficit in Arvana was $962,126 at December 31, 2023, as compared to a net stockholders' equity in Arvana of $104,495 at December 31, 2022.

The following table shows a summary of our cash flows for the periods presented:

	Twelve Months Ended December 31
	2023		2022		Change
Net cash (used in) provided by	$		$		$—
Operating activities		(206,118)		(133,238)	(72,880)
Investing activities		(54,552)		—	(54,552)
Financing activities		140,376		272,263	(131,887)
Increase (decrease) in cash		$(120,294)		139,025	(259,319)

Cash Used in Operating Activities

Net cash used operating activities for the year ended December 31, 2023, was $206,118 as compared to net cash used in operating activities of $133,238 for the twelve-month period ended December 31, 2022. Net cash used in operating activities in the current period can be attributed to book expense items that do not affect the total amount relative to actual cash used, such as share based compensation, depreciation, and loss on asset purchase. Balance sheet accounts that affect cash but are not income statement related that are added or deducted to arrive at cash used in operating activities, include accounts payable and amounts due to related parties.

We expect net cash used in operating activities to continue over the next twelve months as we implement our business plan.

Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2023, was $54,552 as compared to $0 net cash used in investing activities for the year ended December 31, 2022. Net cash used in investing activities in the current twelve-month period can be attributed to asset acquisition and the purchase of fixed assets offset by amounts received from the sale of fixed assets.

We expect to use net cash in investing activities in the near term as investment will be required of us in connection with the expansion our fishing charter business.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023, was $140,376, as compared to net cash provided by financing activities of $272,263 for the year ended December 31, 2022. Net cash provided from financing activities in the current twelve-month period consisted of proceeds from loans payable to related parties offset by payments made on loans payable to related parties. Net cash provided by financing activities for the year ended December 31, 2022, was $272,263, consisted of a private equity placement offset by payments on loans payable to related parties and equity issuance costs.

We expect to continue to use net cash provided by financing activities over the next twelve months generated through additional private equity placements, public offerings, or private debt to expand our business.

Arvana does not intend to pay cash dividends in the foreseeable future.

Arvana had no lines of credit or other bank financing arrangements as of December 31, 2023.

Arvana had no commitments for future capital expenditures at December 31, 2023.

Arvana has adopted the Arvana Inc. 2022 Stock Incentive Plan and has an employment agreement with its executive officer.

Arvana has no current plans for the purchase or sale of any plant or equipment.

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

A summary of our critical accounting policies is provided in Note 1 to the audited financial statements for the years ended December 31, 2023, and 2022, that are included in this Form 10-K. We discuss accounting policies that are significant in determining our results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the year ended December 31, 2023, as set forth below, are included with this Annual Report on Form 10-K. Our audited financial statements are prepared on the basis of accounting principles generally accepted in the United States and are expressed in U.S. dollars.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders’ of Arvana Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Arvana Inc. (the Company) as of December 31, 2023, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2023, and the related consolidated notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring operating losses, has incurred negative cash flows from operations and has an accumulated deficit. For the year ended December 31, 2023, the Company had an operating loss of $530,922, net cash $206,118 and working capital deficit of $311,316. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

We did not identify any critical audit matters that need to be communicated.

We have served as the Company’s auditor since 2023.

Margate, Florida

April 5, 2024

PCAOB #5036

ASSURANCE DIMENSIONS CERTIFIED PUBLIC ACCOUNTANTS & ASSOCIATES

also d/b/a McNAMARA and ASSOCIATES, PLLC

TAMPA BAY: 4920 W Cypress Street, Suite 102 | Tampa, FL 33607 | Office: 813.443.5048 | Fax: 813.443.5053

JACKSONVILLE: 4720 Salisbury Road, Suite 223 | Jacksonville, FL 32256 | Office: 888.410.2323 | Fax: 813.443.5053

ORLANDO:  1800 Pembrook Drive, Suite 300 | Orlando, FL 32810 | Office: 888.410.2323 | Fax: 813.443.5053

SOUTH FLORIDA:  2000 Banks Road, Suite 218 | Margate, FL 33063 | Office: 754.800.3400 | Fax: 813.443.5053

www.assurancedimensions.com

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of Arvana Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Arvana Inc. (the “Company”) as of December 31, 2022, and the related statements of operations and comprehensive loss, changes in stockholders’ equity (deficiency), and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

We have served as the Company’s auditor from 2005 to 2023.

Vancouver, Canada

/s/ DAVIDSON & COMPANY LLP

PCAOB# 731

April 14, 2023 Chartered Professional Accountants

ARVANA INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022
Current assets:
Cash and cash equivalents	$22,071	$142,365
Other current assets	5,100	—
Total current assets	27,171	142,365
Non-current assets:
Property and equipment, net	163,378	—
Intangible assets	26,000	—
Total non-current assets	189,378	—
Total assets	$216,549	$142,365

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$100,849	$29,770
Related party payables (Note 8)	46,200	8,100
Current portion of notes payable - related party	112,000	—
Current portion of long-term debt	79,438	—
Total current liabilities	338,487	37,870
Long-term liabilities:
Notes payable, net of non-current portion	840,188	—
Total long-term liabilities	840,188	—
Total liabilities	1,178,675	37,870
Stockholders' equity (deficit):
Common stock, $0.001 par value, 500,000,000 shares authorized, 107,845,554 issued and 107,839,299 outstanding at December 31, 2023 and December 31, 2022, respectively	107,847	107,847
Additional paid-in capital	36,490,304	36,240,352
Accumulated deficit	(37,556,941)	(36,240,368)
Total stockholders' equity (deficit) before treasury stock	(958,790)	107,831
Less treasury stock - 6,255 common shares at December 31, 2023 and December 31, 2022 respectively	(3,336)	(3,336)
Total stockholders' equity (deficit)	(962,126)	104,495
Total liabilities and stockholders' equity (deficit)	$216,549	$142,365

The accompanying notes are an integral part of these consolidated financial statements.

ARVANA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended

	December 31,
	2023	2022
Revenue:
Charter income	$24,276	$—
Total revenue	24,276	—
Operating expenses:
Charter expenses	50,654	—
General and administrative	403,528	100,145
Professional fees	101,016	65,686
Total operating expenses	555,198	165,831
Loss from operations	(530,922)	(165,831)

Other income (expense):
Lease income (Note 6)	44,000	—
Interest income	5	22
Interest expense	(58,647)	(587)
Other income	—	15,000
Loss on asset purchase	(771,009)	—
Total other expense	(785,651)	14,435
Net loss	$(1,316,573)	$(151,396)
Per common share information - basic and diluted
Weighted average shares outstanding - basic	107,839,299	107,839,299
Net loss per common share - basic	$(0.01)	$(0.00)
Weighted average shares outstanding - diluted	107,839,299	107,839,299
Net loss per common share - diluted	$(0.01)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

Arvana Inc.
CONSOLIDATED Statements of Stockholders' EQUITY (DEFICIT)
Years Ended December 31, 2023, and 2022

							’
	Common Shares				Treasury
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total Stockholders’ Equity (Deficiency)
Balance December 31, 2021	102,445,554	$102,447	$35,888,276	$(36,088,972)	(6,255)	$(3,336)	$(101,585)
Issuance of common stock	4,800,000	4,800	315,200				320,000
Share issuance cost	—	—	(32,237)	—	—	—	(32,237)
Conversion of related party debt to equity	600,000	600	39,400	—	—	—	40,000
Share based compensation	—	—	29,713	—	—	—	29,713
Net loss	—	—	—	(151,396)	—	—	(151,396)
Balance December 31, 2022	107,845,554	107,847	36,240,352	(36,240,368)	(6,255)	(3,336)	104,495
Share based compensation	—	—	249,952	—	—	—	249,952
Net loss	—	—	—	(1,316,573)	—	—	(1,316,573)
Balance December 31, 2023	107,845,554	$107,847	$36,490,304	$(37,556,941)	(6,255)	$(3,336)	$(962,126)

The accompanying condensed notes are an integral part of these interim unaudited consolidated financial statements.

ARVANA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2023, and 2022

	2023	2022
Cash flows from operating activities:
Net loss	$(1,316,573)	$(151,396)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	23,969	—
Share-based compensation	249,952	29,713
Loss on asset purchase	771,009	—
Increase (decrease) in:
Accounts payable and accrued liabilities	65,525	(2,061)
Net cash used in operating activities	(206,118)	(133,328)

Cash flows from investing activities:
Cash paid for fixed assets	(8,641)	—
Cash paid for asset acquisition	(50,000)	—
Cash acquired from asset acquisition	4,089	—
Net cash used in investing activities	(54,552)	—

Cash flows from financing activities:
Proceeds of loans payable	123,266	—
Related party payables	38,100	(9,494)
Issuance of common stock	—	320,000
Issuance cost	—	(32,237)
Payments on loans payable	(20,990)	(15,500)
Net cash provided by financing activities	140,376	272,263

Net increase (decrease) in cash	(120,294)	139,025
Cash and cash equivalents, beginning of year	142,365	3,340
Cash and cash equivalents, end of year	$22,071	$142,365

Supplemental disclosures of cash flow information:
Cash paid for interest	$12,625	$—
Non-cash investing and financing activities:
Related party payable reduced through issuance of shares	$—	40,000
Note payable issued for asset acquisition (Note 3)	700,000	—
Liabilities assumed in asset acquisition	$234,904	—

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 – Organization and Summary of Significant Accounting Policies

Organization

Arvana Inc. (the “Company”) was incorporated in the State of Nevada on June 16, 1977, as “Turinco, Inc.”, and on July 24, 2006, changed its name to Arvana Inc. to reflect the acquisition of a telecommunications business. We discontinued efforts related to our telecommunications business as of December 31, 2009. The Company acquired Down 2 Fish Charters, LLC on February 3, 2023 (D2F). D2F was organized under the laws of the State of Florida on April 1, 2019.

D2F operates a Florida based fishing charter business that offers a range of curated maritime adventures that include inshore, offshore, and custom charters for fishing enthusiasts, nature lovers and tourists. The business is operated from a private dock in Palmetto, Florida that services the Tampa Bay area in addition to St Petersburg, Sarasota, Venice, Port Charlotte, and Clearwater. D2F generates its revenue from the sale and provision of fishing charter services.

Basis of Presentation

The Company’s fiscal year end is December 31. The accompanying consolidated financial statements of the Company for the years ended December 31, 2023, and 2022, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for financial information with the instructions to Form 10-K and Regulation S-K. Results are not necessarily indicative of results which may be achieved in future periods.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. At December 31, 2023 and December 31, 2022 respectively, the Company did not have any cash in excess of the insured FDIC limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank account.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed using the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share are computed using the weighted average number of common shares and potentially dilutive common stock equivalents, including stock options and warrants. The Company had 7,950,000 outstanding stock options as at December 31, 2023, and none at December 31, 2022, which have been excluded from the calculation of diluted loss per share because their effects would be anti-dilutive.

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

Note 2 – Going Concern

For the year ended December 31, 2023, the Company recognized a net loss of $1,316,573 and has negative cash flows from operations totaling $118,652. As of December 31, 2023, the Company had a working capital deficit of $311,316 and an accumulated deficit of $37,556,941. The Company has incurred significant losses since inception. While the Company commenced revenue generating activities in the first quarter of 2023, it will require funding from outside sources to implement its business development strategy. The Company has no firm commitments for additional funding. The aggregation of these factors raises substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date these consolidated financial statements are made available. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets that might be necessary if the Company is unable to continue as a going concern.

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

Note 3 – Asset Acquisition

On February 3, 2023 (Closing Date), the company acquired the assets and assumed the liabilities of Down2Fish Charters, LLC (D2F), a limited liability company organized under the laws of Florida, which operates a charter fishing business. On the Closing Date, the Company paid $50,000 in cash and issued a note for $700,000 for a total consideration of $750,000. The Company’s consolidated statements of operations from the Closing Date through December 31, 2023, indicate a net loss of $1,316,573.

Assets acquired and liabilities assumed were recorded at their estimated fair values as of the Closing Date under the acquisition method of accounting. The estimated fair values of certain assets and liabilities including long-lived assets require judgment and assumptions. Adjustments may be made to these estimates during the measurement period and those adjustments could be material.

Assets acquired and liabilities assumed are based on their fair values as of the Closing Date, with the excess of cost over fair value of $771,009. For the period ended December 31, 2023, the Company recorded an impairment loss of $771,009 on the excess amount. Assets acquired are as follows:

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

Note 4 – Property and Equipment

Property and equipment consist of the following:

Schedule of property plant and equipment
	December 31, 2023 (Unaudited)	December 31, 2022
Marine Equipment	$181,675	$—
Furniture and fixtures	5,672	—
Total	187,347	—
Less – accumulated depreciation	(23,969)	—
Property and equipment, net	$163,378	$—

Depreciation expense was $23,969 and none for the year ended December 31, 2023, and 2022. Depreciation expense is included in Charter Expenses on the Consolidated Statements of Operations.

Marine equipment is subject to an operating lease agreement that ends on December 31, 2025 (Note 6).

Note 5 – Intangible Assets

The Company acquired a perpetual federal fishing license, from the acquisition of assets (see Note 3), which grants the Company access to fish in federally regulated waters off the coast of Florida. This asset is not amortized and is tested for impairment at least annually. As of December 31, 2023, and 2022, no impairment of this asset had occurred.

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

The amount of lease income recognized in other income for the year ended December 31, 2023, is $44,000.

Cash flows from lease payments are expected to be received as follows:

Schedule of lease payments
Year	Lease amount
2024	48,000
2025	48,000

Note 7 – Common Stock

During the year ended December 31, 2022, the Company issued 4,800,000 shares of its restricted common stock at a price of $0.07 per share for total proceeds of $320,000. The Company incurred share issuance costs in the amount of $32,237 in relation to the share issuance.

The Company has authorized 500,000,000 shares of common stock. Total issued and outstanding shares were 107,845,554 and 107,839,299, respectively as of December 31, 2023, and December 31, 2022.

Stockholders approved a forward stock split of the Company’s common shares on a 3-for-1 basis that was effected on April 19, 2023, to stockholders of record on March 31, 2023. All changes in the capital structure have been given retroactive effect in the periodic report.

During the year ended December 31, 2022, the Company issued 600,000 shares at the price of $0.07 to settle $40,000 of accounts payable to a company controlled by an officer of the Company.

No common stock was issued during the year ended December 31, 2023.

Note 8 - Related Party Transactions and Loans Payable to Stockholders

During the year ended December 31, 2023, and December 31, 2022, the Company incurred advisory fees to a company controlled by its chief executive officer of $0 and $18,731.

Effective September 1, 2022, the Company signed an employment agreement with its chief executive officer for $90,000 per year plus incentive stock options until year-end December 31, 2022, thereafter for $120,000 per year over the term. At December 31, 2023 and December 31, 2022, accrued payroll of $30,000 and $7,500 respectively are included in related party payables.

At December 31, 2023 and December 31, 2022, the Company accrued $1,200 and $600 respectively to board members for services rendered. This amount is included in related party payables.

During the year ended December 31, 2023, the Company received website creation, development and hosting services from a company controlled by a related party for a cost of $15,000. This amount is included in related party payables.

During the year ended December 31, 2022, $40,000 in accounts payable to a company controlled by the Company’s chief executive officer was settled by the issuance of 600,000 shares with a fair value of $40,000. There was no gain or loss on the settlement.

During the years ended December 31, 2023, and 2022, the Company recorded stock-based compensation of $249,952 and $11,795 respectively, from the grant of stock options to its chief executive officer and board members.

The Company has non-interest-bearing notes payable to related parties totaling $112,000 due at various dates between May 30, 2024, and December 21, 2024.

Note 9 – Stock Options

The Company adopted the 2022 Stock Incentive Plan (“the Plan”) effective December 31, 2022. The Plan provides for awards of stock options and restricted stock to officers, directors, key employees, and consultants. Under the Plan, option prices are set by the Compensation Committee and may not be less than the fair market value of the stock on the grant date.

The Company accounts for stock-based compensation awards in accordance with the provisions of ASC 718, which addresses the accounting for employee stock options which requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements over the vesting period based on the estimated fair value of the awards.

At December 31, 2022, the Company had 7,950,000 options outstanding with vesting periods of 2-5 years and exercise prices of approximately $0.09 per share. During the year ended December 31, 2023, there have been no changes in the number of options outstanding. Total share-based expense is $249,952 and $29,713 for the years ended December 31, 2023, and 2022, respectively. The remaining share-based expense of $410,224 will be recognized as follows:

Year
2024	239,421
2025	156,902
2026	7,582
2027	6,319
Total	$410,224

Note 10 – Notes Payable

Notes payable are as follows at December 31, 2023 and December 31, 2022:

Schedule of notes payable
	December 31, 2023 (Unaudited)	December 31, 2022
Note payable to a bank, interest at 6.75%, due in monthly installments of principal and interest, matures August 15, 2039, secured by a boat.	$130,212	$—
Note payable to a bank, interest at 7.49%, due in monthly installments of principal and interest, matures March 15, 2037, secured by a boat.	20,270	—
Note payable to seller, interest at 7.25%, due February 3, 2025, secured by membership interest in Down2Fish LLC	700,000	—
Note payable to third parties, bear no interest, with various maturities	69,144	—
Total notes payable	919,626	—
Less – current portion	(79,438)	—
Total long-term portion	$840,188	$—

Principal maturities of notes payable are as follows:

Schedule of principal maturities of notes payable
Year	Amount
2024	$79,438
2025	711,051
2026	11,864
2027	10,568
2028	6,934
Thereafter	99,771
$919,626

Note 11 - Subsequent Events

The Company evaluated its December 31, 2023, financial statements for subsequent events through the date the financial statements were issued.

On January 16, 2024, the Company entered into a note payable to a related party in the amount of $20,000. The note is non-interest bearing and is due on January 15, 2025.

On January 29, 2024, the Company, and the holder of the note payable to seller in connection with the purchase of the D2F assets agreed to extend the interest due date on the secured promissory note from February 3, 2024, to April 3, 2024.

On February 22, 2024, the Company issued a note payable to a related party in the amount of $300,000. The note bears interest at 5% and is due on February 21, 2025.

On February 23, 2024, loans in the aggregate amount of $132,000 were assigned by the respective holders and repaid to the assignee.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Arvana previously reported a change in its independent registered public accounting firm in a Form 8-K report pursuant to §13 or 15(d) of the Exchange Act on May 3, 2023.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by management, with the participation of our chief executive officer, of the effectiveness of Arvana’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that Arvana’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and such information was accumulated and communicated to management, including its chief executive officer, to allow timely decisions regarding required disclosures.

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

Based on this assessment, our chief executive officer identified the following material weakness in connection with his review of our financial statements as of December 31, 2023.

Arvana relies one individual who has sole responsibility for the preparation of financial reporting disclosure in his capacity as chief executive officer and chief financial officer. Our inaction to bifurcate the duties of each office is a material weakness that could impact financial reporting. Management has concluded, despite this material weakness, that our internal control over financial reporting was effective as of the end of the fiscal year covered by this report. While management does not believe that this material weakness affected our financial results in the current period, it does believe that this weakness could result in a material misstatement of our financial statements in future periods that might not be prevented or detected in a timely manner.

Arvana has a remediation plan to address this weakness that will involve engaging a second qualified individual to serve as its chief financial officer. We are committed to this plan as a means to strengthen Arvana’s internal controls to ensure the accuracy of its financial reporting. The time frame for engaging a second qualified individual has not yet been determined.

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

Changes in internal control over financial reporting

During the year ended December 31, 2023, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

9B. OTHER INFORMATION

None.

9C. Disclosure Regarding Foreign Jurisdications that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of Arvana:

Name	Age	Position
Sir John Baring	77	Chairman of the Board of Directors
Ruairidh Campbell	60	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Director
Shawn Teigen	51	Director

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

Ruairidh Campbell was appointed as chief executive officer and to the Board on May 24, 2013, and as chief financial officer on June 25, 2013. Mr. Campbell brings to his position management skills acquired from a legal and business background encompassing over 20 years of consultancy experience. He is a member of the California and Washington DC Bars, holds a Bachelor of Arts from the University of Texas at Austin and a Juris Doctorate from the University of Utah College of Law. He started his legal career as an attorney for Baker & McKenzie in Cairo, Egypt that transitioned to consultancy work in 2003 on the formation of Orsa & Company. Orsa is dedicated to assisting companies navigate the business environment. Services range from regulatory compliance to managerial duties that include working with government regulators, business organizations, auditors, accountants, attorneys, and quasi-public governing bodies. Mr. Campbell serves as an officer and director of two other public companies. Namely, Allied Resources, Inc. an oil & gas production company, and Park Vida Group, Inc., a real estate development company. He also acts as co-managing partner of Global Immigration Partners PLLC, a Washington D.C. based law firm focused on providing immigration and corporate services.

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

Director Independence and Board Committees

We are not required under the Exchange Act to maintain any committees of our Board. Further, we are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which have requirements that a majority of the board of directors be “independent” or maintain any committees of our Board and, as a result, we are not at this time required to have our Board comprised of a majority of “independent directors” or to have any committees. However, we do have two independent directors on our Board around which we formed a compensation committee to administer the 2022 Arvana Stock Incentive Plan and an audit committee.

Meetings of the Board

During its fiscal year ended December 31, 2023, the Board met on four occasions by telephonic means, and otherwise transacted Arvana’s business by unanimous written consent.

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

Audit Committee and Audit Committee Financial Expert

The Board has established an audit committee that is comprised of Sir John Baring, Shawn Teigen, and Ruairidh Campbell. While the Board has determined that Ruairidh Campbell qualifies as an “audit committee financial expert”, as defined by the rules of the Commission, it has further determined that he should not be considered “independent” as that term is defined by NASDAQ Marketplace Rule 5605(a)(2).

The audit committee recommends independent accountants to audit its financial statements, discusses the scope and results of the audit with our independent accountants, considers the adequacy of internal accounting controls, considers audit procedures and reviews non-audit services performed by our independent accountants.

The audit committee would also be called upon to oversee our cybersecurity framework in the event management identifies a cybersecurity threat.

Code of Ethics

We have adopted a Code of Ethics that applies to our directors, officers, and employees.

A copy of our Code of Ethics is incorporated by reference, to the Form 10-KSB for the year ended December 31, 2006, filed as an exhibit thereto on April 16, 2007.

Significant Employees

Our executive officer is Arvana’s sole significant employee.

Term of Office

Our directors are appointed for one (1) year terms to hold office until the next annual stockholders meeting or until removed from the Board in accordance with Arvana’s bylaws.

Arvana’s executive officer retains his position in accordance with his employment agreement, subject to removal by the Board, or his resignation.

Board Leadership Structure and Role in Risk Oversight

Our chief executive officer, and chief financial officer also serves as a member of the Board. Despite reliance on one individual to fill more than one role, we do not have a policy regarding the separation of these roles. We expect to bifurcate the roles of chief executive officer and chief financial officer to remediate an internal control weakness. Once bifurcation is accomplished our chief executive officer will likely remain on the Board until resignation or removal by our stockholders.

The Board has determined that the present leadership structure is appropriate for Arvana and its stockholders. The structure helps ensure that the Board and management act with a common purpose with a single, clear chain of command to execute strategic initiatives. Further, our Board believes that the combined role of chief executive officer and Board member positions leadership to act as a bridge between management and the Board to facilitate the regular flow of information.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by Commission regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended December 31, 2023, all such applicable filing requirements were met.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The objective of our compensation program is to incentivize management for services rendered and to reward management on fulfilling corporate objectives.

Arvana entered into an employment agreement with its sole executive officer effective September 1, 2023, who prior to that date was compensated based on amounts invoiced as a related party for services rendered. The Board determined to transition from “shell” status in 2022, and at that time decided to enter into an employment agreement with its sole executive officer intended to motivate him to fulfill that transition. Arvana exited “shell” status in the first quarter of 2023. We believe that our chief executive’s employment agreement is adequate to compensate him for his service to Arvana and is in line with compensatory packages typical of other smaller reporting companies.

Executive compensation paid or accrued to our sole executive officer for the periods ended December 31, 2023, and December 31, 2022, was $120,000 and $191,731 (includes option awards) respectively.

During the year ended December 31, 2023, the Company incurred director’s fees of $1,600 (2022 - $1,600).

The information provided below with respect to “named executive officers,” as defined by Commission regulations, includes compensation paid or accrued to our sole executive officer during the fiscal years ended December 31, 2023, and 2022. Arvana had no other executive officers, or non-executive officers or employees whose total compensation during the respective fiscal years presented exceeded $100,000.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Ruairidh Campbell	2023	120,000	—	—	—	—	—	—	120,000
CEO, CFO and a Dir.	2022	30,000	—	—	143,000	—	—	64,482	191,731

Long-Term Incentive Plans

Arvana does not have any long-term incentive plans, pension plans, or similar compensatory plans with its directors or named executive officer as of December 31, 2023.

Outstanding Equity Awards

The following table presents information regarding certain outstanding equity awards held by our named executive officer as of December 31, 2023.

	Stock Options					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Un-exercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Prices ($)	Option Expiration Date (mm/dd/yy)	Number of Shares, or Units of Stock That Have Not Vested (#)	Market Value of Shares, or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of User Named Shares, Units or Other Rights That Have Not Been Issued (#)	Equity Incentive Plan Awards: Market Or Payout Value of Unearned Shares, Units or Other Rights That Have Not Been Issued ($)
Ruairidh Campbell	780,000	870,000	870,000	0.087	10/14/28	—	—	—	—

Change of Control Agreements

Arvana is not party to any change of control agreements with any of its directors or executive officers.

Employment Agreement

Arvana entered into an employment agreement with its named executive officer effective September 1, 2022, comprised of a salary paid monthly, in addition to incentive and non-qualified stock options. A monthly salary of $7,500 was paid for the initial four months of the agreement, and subsequently increased to $10,000 a month effective January 1, 2023. The 1,500,000 incentive stock options granted pursuant to the Incentive Plan vest in equal increments over the two (2) year term of the employment agreement.

Service on the Board includes 150,000 non-qualified stock options that vest in equal increments over five (5) years.

Stock options, whether incentive or non-qualified, when vested, have an exercise price of $0.087 per share for a period of six (6) years from the date of grant.

Stock Settlement

Arvana settled an amount of $40,000 due to a company owned by its named executive officer for services rendered as of September 1, 2022, in exchange for 600,000 of its restricted common shares valued at $0.067 a share.

2022 Stock Incentive Plan

The Board approved the Arvana Inc. 2022 Stock Incentive Plan on September 30, 2022, and thereafter granted certain incentive stock options to our named executive officer, and certain non-qualified stock options to Board members and consultants as of provided in the table below.

Plan category	Number of securities issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	7,950,000	$0.09	2,550,000
Equity compensation plans not approved by stockholders	—	—	—
Total	7,950,000	$0.09	2,550,000

Compensation Paid to Directors

Arvana compensates its independent directors for service on the Board.

The following table summarizes the compensation paid or accrued to Arvana directors for the year ended December 31, 2023:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Sir John Baring	800	—	9,390	—	—	—	10,190
Shawn Teigen	800	—	9,390	—	—	—	10,190
Ruairidh Campbell	—	—	9,390	—	—	—	9,390

Non-qualified Stock Options

Arvana granted 150,000 non-qualified options pursuant to the Incentive Plan to each non-executive member of the Board on October 15, 2023, for services to be rendered, that vest in equal increments over five (5) years. The non-qualified stock options, when vested, have an exercise price of $0.087 per share for a period of six (6) years from the date of grant.

Pension, Retirement or Similar Benefit Plans

Arvana has no current arrangements or plans in which it is obligated to provide pension, retirement or similar benefits for directors or executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 5, 2024, by:

•	each of our named executive officers;
•	each of our directors;
•	all of our current directors and executive officers as a group; and
•	each person, or group of affiliated persons, who beneficially own more than 5% of our stock.

The percentage of shares beneficially owned is computed based on shares of common stock outstanding of 107,845,554 as of April 5, 2024. Shares that a person has the right to acquire within 60 days thereof, are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock	Percentage of Shares of Common Stock
Directors and Officers
Common Stock	Ruairidh Campbell, CEO, CFO and Director 299 Main Street, 13th Floor, Salt Lake City, Utah 84111	600,000	<1%
Common Stock	Shawn Teigen, Director 299 S. Main Street, 13th Floor, Salt Lake City, Utah 84111	—	—
Common Stock	Sir John Baring, Director 299 S. Main Street, 13th Floor, Salt Lake City, Utah 84111	43,875	<1%
Common Stock	All Directors and Executive Officers as a Group	643,875	<1%
Common Stock	Bondock LLC. (1) (2) 1057 Whitney Ranch Drive, Suite 350 Henderson, Nevada 89014	52,544,065	48.7%
Common Stock	Pinto Concepts, Inc. 905-1631 Dickson Avenue, Kelowna British Columbia Canada V1Y 0B5	10,000,000	9.3%
Common Stock	Christy Lovig 4420 Bedford Road, Kelowna British Columbia, Canada V1W3C5	6,000,000	5.6%
Common Stock	Kerri Ann Hulet 1330 Calle Calma, Henderson, Nevada 89012	6,000,000	5.6%
Common Stock	Landon Lovig 8618-77 Street NW, Edmonton Alberta, Canada T6C2L8	6,000,000	5.6%
Common Stock	Lane Lovig 768 Patterson Avenue, Kelowna British Columbia Canada V1Y5C8	6,000,000	5.6%
Common Stock	Reagan Lovig 108-555 Wade Avenue East, Penticton British Columbia, Canada V2A1T3	6,000,000	5.6%
Total		93,187,940	86.4%

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

(2) Bondock LLC. and Pinto Concepts Inc. are under the beneficial ownership of Brian Lovig.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in−laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year or in any presently proposed transaction which, in either case, has or will materially affect us except as described below:

•	Bondock Ltd. – owned by a stockholder, Brian Lovig, holding shares carrying more than 5% of the voting rights attached to our outstanding shares, accepted four promissory notes from Arvana in the aggregate amount of $65,000, all of which were assigned and repaid in the current fiscal year.
•	Bondock LLC – owned by a stockholder, Brian Lovig, holding shares carrying more than 5% of the voting rights attached to our outstanding shares, accepted one promissory note from Arvana in the amount of $4,500, which was assigned and repaid in the current fiscal year.
•	Pioneer Ventures Inc. – owned by a stockholder, Brian Lovig, holding shares carrying more than 5% of the voting rights attached to our outstanding shares, accepted three promissory notes from Arvana in the aggregate amount of $42,500, which amount was assigned and repaid in the current fiscal year.

Director Independence

Our common stock is traded on the OTC Markets Pink Sheets electronic quotation platform, and it is not held to the corporate governance standards of listed companies. Listed companies require, in addition to other governance criteria, that a majority of a board of directors be independent. While Arvana is not subject to corporate governance standards relating to the independence of its directors, we define an “independent” director in accordance with NASDAQ Marketplace Rule 5605(a)(2)). Arvana has two independent directors on its Board under the NASDAQ Marketplace Rule.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth information regarding the amounts billed to us by our independent auditor, Assurance Dimensions, for our fiscal year ended December 31, 2023, and for our prior independent auditor, Davidson & Company, L.L.P for our fiscal year ended December 31, 2022.

	Years ended December 31,
	2023	2022
Audit Fees:	$25,000	$12,500
Audit Related Fees:	13,500	7,500
Tax Fees:	—	—
All Other Fees:	—	—
Total:	$38,500	$20,000

Audit Fees

Audit Fees are the aggregate fees billed by our independent auditors for the audit of our annual financial statements that are provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees

Audit-Related Fees are fees charged by our independent auditors for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees." This category comprises fees billed for independent accountant review of our interim financial statements and management discussion and analysis, as well as advisory services associated with our financial reporting.

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

Financial Statements of Arvana for the years ended December 31, 2023, and 2022:

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations and Comprehensive Income (Loss)

Statements of Stockholders’ Equity (Deficit)

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

Arvana Inc.

By:	/s/ Ruairidh Campbell
Ruairidh Campbell, Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer

Date:	April 5, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John Baring
Sir John Baring
Director

Date:	April 5, 2024

By:	/s/ Ruairidh Campbell
Ruairidh Campbell
Director

Date:	April 5, 2024

By:	/s/ Shawn Teigen
Shawn Teigen
Director

Date:	April 5, 2024

EXHIBIT INDEX

S-K Number	Description
2.1	Business Purchase Agreement filed with the Commission as an exhibit to Form 8-K on November 16, 2022.
3.1	Articles of Incorporation filed with the Commission as an exhibit to Form 10-SB on May 24, 2000.
3.1.1	Amended and Restated Articles of Incorporation filed with the Commission as an exhibit to Form 8-K on October 12, 2010.
3.1.2	Amended and Restated Articles of Incorporation filed with the Commission as an exhibit to Schedule 14C on February 2, 2021.
3.2	Amended and Restated Bylaws filed with the Commission as exhibit to Form 10-SB on May 24, 2000.
10.1	Debt Settlement Agreement and Release with Zahir Dhanani filed with the Commission as an exhibit to Form 8-K on July 29, 2021.
10.2	Debt Settlement Agreement and Release with CaiE Foods Partnership Ltd. filed with the Commission as an exhibit on Form 8-K dated July 29, 2021.
10.3	Debt Settlement Agreement and Release with Valor Invest Ltd. filed with the Commission as an exhibit to Form 8-K on July 29, 2021.
10.5	Debt Forgiveness Agreement with Zahir Dhanani filed with the Commission as an exhibit to Form 8-K on July 29, 2021.
10.6	Debt Forgiveness Agreement with Topkapi International Investment Corp. filed with the Commission as an exhibit to Form 8-K on July 29, 2021.
10.7	Arvana 2022 Stock Incentive Plan dated September 30, 2022, filed with the Commission as an exhibit to Form 10-Q on November 22, 2022.
10.8	Employment Agreement dated September 1, 2022, filed with the Commission as an exhibit on Form 10-Q on November 22, 2022.
10.9	Business Purchase Agreement dated November 16, 2022, filed with the Commission as an exhibit on Form 8-K on November 16, 2022.
21	Subsidiaries filed with the Commission on Form 8-K on February 3, 2023.
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act filed with the Commission as an exhibit to this Form 10-Q.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed with the Commission as an exhibit to this Form 10-Q.
99.1	Audited financial statements of Down 2 Fish Charters LLC as of and for the fiscal years ended December 31, 2021, and 2020 filed with the Commission on February 3, 2023.
99.2	Unaudited financial statements of Down 2 Fish Charters LLC as of and for the three and nine-month periods ended September 30, 2022, and 2021 filed with the Commission on February 3, 2023.
99.3	Unaudited Pro Forma Combined Financial Statements as of and for the fiscal year ended December 31, 2021, and September 30, 2022, filed with the Commission on February 3, 2023.
101.INS(1)	XBRL Instance Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase
101.DEF(1)	XBRL Taxonomy Extension Label Linkbase
101.CAL(1)	XBRL Taxonomy Extension Label Linkbase
101.SCH(1)	XB RL Taxonomy Extension Label Linkbase
(1)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

