Form 10-Q
period 2024-03-31
ARVANA INC
filed 2024-05-09
CIK 1113313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15D of the Securities Exchange Act of 1934 for the quarterly period ended MARCH 31, 2024.

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

Yes ☐  No ☒

The number of shares outstanding of the issuer’s common stock, par value $0.001 (the only class of voting stock) at May 9, 2024, was 107,839,299.

1

.

ITEM 1. FINANCIAL STATEMENTS

As used herein, the terms “Arvana,” “we,” “our,” and “us” refer to Arvana Inc., its subsidiary, and its predecessor, unless context indicates otherwise. Any distinct references to Down2Fish, refer to Down 2 Fish Charters, LLC., a wholly owned subsidiary of Arvana. In the opinion of management, the accompanying unaudited condensed consolidated financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

ARVANA INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$134,038	$22,071
Other current assets	5,100	5,100
Total current assets	139,138	27,171
Non-current assets:
Property and equipment, net	156,666	163,378
Intangible assets	26,000	26,000
Total non-current assets	182,666	189,378
Total assets	$321,804	$216,549

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$108,744	$100,849
Related party payables (Note 8)	30,800	46,200
Current portion of notes payable - related party	300,000	112,000
Current portion of notes payable	784,226	79,438
Total current liabilities	1,223,770	338,487
Long-term liabilities:
Notes payable, net of current portion	129,741	840,188
Total long-term liabilities	129,741	840,188
Total liabilities	1,353,511	1,178,675
Stockholders' (deficit):
Common stock, $0.001 par value, 500,000,000 shares authorized, 107,845,554 issued and 107,839,299 outstanding at March 31, 2024 and December 31, 2023	107,847	107,847
Additional paid-in capital	36,550,160	36,490,304
Accumulated deficit	(37,686,378)	(37,556,941)
Total stockholders' (deficit) before treasury stock	(1,028,371)	(958,790)
Less treasury stock - 6,255 common shares at March 31, 2024 and December 31, 2023 respectively	(3,336)	(3,336)
Total stockholders' (deficit)	(1,031,707)	(962,126)
Total liabilities and stockholders' (deficit)	$321,804	$216,549

 The accompanying condensed notes are an integral part of these interim unaudited consolidated financial statements.

ARVANA INC.

CONSOLIDATED STATEMENTS OF OPERATION

(unaudited)

	Three months ended
	March 31,
	2024	2023
Operating expenses:
General and administrative	$106,867	$112,440
Professional fees	11,461	36,463
Total operating expenses	118,328	148,903
Loss from operations	(118,328)	(148,903)
Other income (expense):
Lease income	12,000	8,000
Depreciation	(6,711)	(5,850)
Interest income	18	4
Interest expense	(16,416)	(10,642)
Loss on asset purchase	—	(771,009)
Total other expense	(11,109)	(779,497)
Net loss	$(129,437)	$(928,400)

Per common share information – basic and diluted
Weighted average shares outstanding – basic	107,845,554	107,845,554
Net loss per common share – basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding – diluted	107,845,554	107,845,554

The accompanying condensed notes are an integral part of these interim unaudited consolidated financial statements.

ARVANA INC.

STATEMENTS OF STOCKHOLDERS DeficiT (unaudited)

Periods ended March 31, 2024 and 2023

							’
	Common Shares				Treasury
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total Stockholders’ Equity (Deficiency)
Balance December 31, 2022	102,845,554	$107,847	$36,240,352	$(36,240,368)	(6,255)	$(3,336)	$104,495
Share based compensation	—	—	74,434	—	—	—	74,434
Net loss	—	—	—	(928,400)	—	—	(928,400)
Balance March 31, 2023	107,845,554	107,847	36,314,786	(37,168,768)	(6,255)	(3,336)	(749,471)
Balance December 31, 2023	107,845,554	107,847	36,490,304	(37,556,941)	(6,225)	(3,336)	(962,126)
Share based compensation	—	—	59,856	—	—	—	59,856
Net loss	—	—	—	(1,316,573)	—	—	(129,437)
Balance March 31, 2024	107,845,554	$107,847	$36,550,160	$(37,686,378)	(6,255)	$(3,336)	$(1,031,707)

The accompanying condensed notes are an integral part of these interim unaudited consolidated financial statements.

ARVANA INC.

STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2024, and 2023

(unaudited)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(129,437)	$(928,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	6712	5,850
Share-based compensation	59,856	74,434
Loss on asset purchase	—	771,009
Increase (decrease) in:
Accounts payable and accrued liabilities	7,895	18,792
Deferred revenue	—	4,000
Net cash used in operating activities	(54,974)	(54,315)

Cash flows from investing activities:
Cash paid for asset acquisition	—	(50,000)
Cash acquired from asset acquisition	—	4,089
Net cash used in investing activities	—	(45,911)

Cash flows from financing activities:
Proceeds of loans payable	3,000	(777)
Payments on loans payable	(8,659)	—
Related party payables	(15,400)	10,200
Proceeds from related party note payable	320,000	—
Payments of related party note payable	(132,000)	—
Net cash provided by financing activities	166,941	9,423

Net increase (decrease) in cash	111,967	(90,803)
Cash and cash equivalents, beginning of year	22,071	142,365
Cash and cash equivalents, end of year	$134,038	$51,562

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,196	$2,856
Non-cash investing and financing activities:
Note payable issued for asset acquisition (Note 3)	$—	$700,000
Liabilities assumed in asset acquisition	$—	$234,904

The accompanying condensed notes are an integral part of these interim unaudited consolidated financial statements.

ARVANA INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2024

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

Basis of Presentation

The Company’s fiscal year end is December 31. The accompanying consolidated financial statements of the Company for the three-month periods ended March 31, 2024, and 2023, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for financial information with the instructions to Form 10-Q and Regulation S-K. The consolidated interim financial statements and notes appearing in this report should be read in conjunction with our audited consolidated financial statements and related notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission (“Commission”) on April 5, 2024. Results are not necessarily indicative of those which may be achieved in future periods.

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

March 31, 2024

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. At March 31, 2024 and December 31, 2023 respectively, the Company did not have any cash in excess of the insured FDIC limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank account.

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

March 31, 2024

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

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed using the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share are computed using the weighted average number of common shares and potentially dilutive common stock equivalents, including stock options and warrants. The Company had 7,950,000 outstanding stock options at March 31, 2024, and 7,950,000 at March 31, 2023, which have been excluded from the calculation of diluted loss per share because their effects would be anti-dilutive.

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

ARVANA INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2024

Note 2 – Going Concern

For the period ended March 31, 2024, and March 31, 2023, the Company recognized a net loss of $129,437 and $928,400 respectively. The Company had a working capital deficit of $1,084,632 and an accumulated deficit of $37,686,378 as of March 31, 2024. The Company has incurred significant losses since inception. While the Company commenced revenue generating activities in the first quarter of 2023, it will require funding from outside sources to implement its business development strategy. The Company has no firm commitments for additional funding. The aggregation of these factors raises substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date these consolidated financial statements are made available. The accompanying unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets that might be necessary if the Company is unable to continue as a going concern.

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

Note 3 – Asset Acquisition

On February 3, 2023 (Closing Date), the Company acquired the assets and assumed the liabilities of Down 2 Fish Charters, LLC (D2F), a limited liability company organized under the laws of Florida, which operates a charter fishing business. On the Closing Date, the Company paid $50,000 in cash and issued a note for $700,000 for a total consideration of $750,000. The Company’s consolidated statements of operations from the Closing Date through March 31, 2024, indicate a net loss of $1,446,010.

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

ARVANA INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2024

Note 4 – Property and Equipment

Property and equipment consist of the following:

Schedule of property plant and equipment
	March 31, 2024 (Unaudited)	December 31, 2023
Marine Equipment	$181,675	$181,675
Furniture and fixtures	5,672	5,672
Total	187,347	187,347
Less – accumulated depreciation	30,681	23,969
Property and equipment, net	$156,666	$163,378

Depreciation expense was $6,712 and $5,850 for the three-month periods ended March 31, 2024, and 2023. Depreciation expense is included in Other Income on the Consolidated Statements of Operations.

Marine equipment is subject to an operating lease agreement that ends on December 31, 2025 (Note 6).

Note 5 – Intangible Assets

The Company acquired a perpetual federal fishing license, from the acquisition of assets (see Note 3), which grants the Company access to fish in federally regulated waters off the coast of Florida. This asset is not amortized and is tested for impairment at least annually. As of March 31, 2024, and 2023, no impairment of this asset had occurred.

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

The amount of lease income recognized in other income for the three-months ended March 31, 2024, was $12,000, and $8,000 for the three months ended March 31, 2023.

Cash flows from lease payments are expected to be received as follows:

Schedule of lease payments
Year	Lease amount
Remainder of 2024	$36,000
2025	48,000
Total	$84,000

ARVANA INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2024

Note 7 – Common Stock

The Company has authorized 500,000,000 shares of common stock. Total issued and outstanding shares were 107,845,554 and 107,839,299 as of March 31, 2024, and December 31, 2023, respectively.

No common stock was issued during the three months ended March 31, 2024.

No common stock was issued during the three months ended March 31, 2023.

Stockholders approved a forward stock split of the Company’s common shares on a 3-for-1 basis that was effected on April 19, 2023, to stockholders of record on March 31, 2023. All changes in the capital structure have been given retroactive effect in these financial statements.

Note 8 - Related Party Transactions and Loans Payable to Stockholders

Effective September 1, 2022, the Company signed an employment agreement with its chief executive officer for $90,000 per year plus incentive stock options until year-end December 31, 2022, thereafter for $120,000 per year over the term. At March 31, 2024 and December 31, 2023, accrued payroll of $30,000 and $30,000 respectively are included in related party payables.

At March 31, 2024 and December 31, 2023, the Company accrued $400 and $400 respectively to board members for services rendered. This amount is included in related party payables.

At March 31, 2024, and December 31, 2023, the Company owed $0 and $15,000 respectively to a company controlled by a related party for website creation, development and hosting services.

During the three-month period ended March 31, 2023 and year ended December 31, 2022, the Company recorded stock-based compensation of $17,692 and $11,795 respectively, from the grant of stock options to its chief executive officer and board members.

During the three-month period ended March 31, 2024, the Company satisfied non-interest-bearing notes payable to related parties that totaled $132,000 that were due at various dates between May 30, 2024, and January 15, 2025.

During the three-month period ended March 31, 2024, the Company issued a non-interest-bearing note payable to a related party that totaled $20,000, that is due on January 15, 2025.

During the three-month period ended March 31, 2024, the Company issued an interest-bearing note payable to a related party totaling $300,000 that is due on February 22, 2025.

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

At December 31, 2022, the Company had 7,950,000 options outstanding with vesting periods of 2-5 years and exercise prices of approximately $0.09 per share. During the three-month period ended March 31, 2024, there have been no changes in the number of options outstanding. Total share-based expense is $59,855 and $74,434 for the three-month periods ended March 31, 2024 and 2023, respectively. The remaining share-based expense of $350,369 will be recognized as follows:

Year
Remainder of 2024	179,566
2025	156,902
2026	7,582
2027	6,319
Total	$350,369

ARVANA INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2024

Note 10 – Notes Payable

Notes payable are as follows at March 31, 2024 and December 31, 2023:

Schedule of notes payable
	March 31, 2024	December 31, 2023
Note payable to a bank, interest at 6.75%, due in monthly installments of principal and interest, matures August 15, 2039, secured by a boat.	$123,844	$130,212
Note payable to a bank, interest at 7.49%, due in monthly installments of principal and interest, matures March 15, 2037, secured by a boat.	17,979	20,270
Note payable to seller, interest at 7.25%, due February 3, 2024, secured by membership interest in Down 2 Fish LLC	700,000	700,000
Note payable to third parties, bear no interest, and are due September 30, 2025.	72,144	69,144

Total notes payable	913,967	919,626
Less – current portion	(784,226)	(79,438)

Total long-term portion	$129,741	$840,188

Principal maturities of notes payable are as follows:

Schedule of principal maturities of notes payable
Year	Amount
Remainder of 2024	$81,236
2025	715,971
2026	13,090
2027	7,678
2028	8,213
Thereafter	87,789
$913,967

Note 11 - Subsequent Events

The Company evaluated its March 31, 2024, financial statements for subsequent events through the date the financial statements were available to be issued.

On April 4, 2024, the Company, and the holder of the note payable to seller in connection with the purchase of the D2F paid the annual interest payment due to seller.

On April 25, 2024, the Company issued a note payable to a related party in the amount of $50,000. The note bears interest at 5% and is due on April 23, 2025.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein the terms “Arvana,” “we,” “our,” and “us” refer to Arvana Inc., its subsidiary, and its predecessor, unless context indicates otherwise. Any distinct references to Down2Fish refer to Down 2 Fish Charters, LLC., a wholly owned subsidiary of Arvana.

FORWARD LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, including our capital needs, business plans and expectations. Forward-looking statements also involve risks and uncertainties regarding our business, capital, government regulations, stock price, operating costs, capital costs, and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. You can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms, or other comparable terminology. Forward-looking statements are based on assumptions and analyses made by management considering their experience and perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. Actual events or results may differ materially. We disclaim any obligation to publicly update forward-looking statements or disclose any difference between actual results and those reflected in these statements. Given these uncertainties, readers are cautioned not to place undue reliance on forward-looking statements.

Our fiscal year end is December 31. All information presented herein is based on the three months ended March 31, 2024, and March 31, 2023.

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

Stockholders approved a forward stock split of our common shares on a 3-for-1 basis that was effected on April 19, 2023, to stockholders of record on March 31, 2023. All changes in the capital structure have been given retroactive effect in this periodic report.

Arvana’s office is located at 299 Main Street, 13th Floor, Salt Lake City, Utah 84111, and our telephone number is (801) 232-7395.

AA Registered Agents, 4869 Nightwood Court, Las Vegas, Nevada 89149, is our registered agent in the State of Nevada.

Arvana is traded on the OTC Markets Group, Inc.’s Pink Sheets Current Information market platform under the symbol “AVNI.”

While Arvana operates its fishing charter business it has continued to seek business opportunities in real estate development. On December 12, 2023, Arvana announced a non-binding memorandum of understanding to acquire a Nevada based company intent on expanding its specialty use concept to acquire and repurpose vacant shopping malls, outlet locations and big box stores to attract new tenants from targeted industries that offer goods or services that are not available online. The parties are yet to enter into a definitive agreement.

Plan of Operation

Arvana’s plan of operation is to support the development of its business, and to build on its existing business model. We believe that an expansion of marketing efforts around Tampa Bay, to offer a wider range of services, such as dolphin tours, will help establish the Down2Fish brand, attract more customers and increase revenues. Expansion into new service offerings will however require capital sufficient to finance the purchase of another vessel and additional boating equipment. We believe that dolphin tours can return net revenue on a consistent basis if we are able to attract sufficient customers to each excursion. We are currently licensed and equipped to carry no more than six customers on each fishing charter. A vessel designed primarily for dolphin tours can carry from fifty to one hundred customers. Our primary impediment for equipment procurement and installation is cost. We are presently considering financing options that might become available to us in the near term but have no assurance that financing will become available or that if such did become available, that the terms would be tenable for our business. Unless or until we can offer excursions that cater to a greater number of customers on each excursion, we will continue to focus on offering more fishing charter excursions to build revenue and improve our results of operations.

Results of Operations

During the three-month period ended March 31, 2024, Arvana raised capital to sustain operations, maintained its charter fishing business and evaluated other business opportunities.

Our results of operations for the three-month period ended March 31, 2024, as compared to the three-month periods ended March 31, 2023, were as follows below:

	Three Months Ended March 31,
	2024	2023	Change
Revenue	$—	$—	$—

Operating expenses	(118,328)	(148,903)	30,575
Loss from operations	(118,328)	(148,903)	30,575

Other expenses
Lease income	12,000	8,000	4,000
Depreciation	(6,711)	(5,850)	(861)
Interest income	18	4	14
Interest expense	(16,416)	(10,642)	(5,774)
Loss on asset purchase	—	(771,009)	771,009
Loss from other expenses	(11,109)	(779,497)	773,630
Net Loss	$(129,437)	$(928,400)	$(798,963)

Revenue

Charter revenue from operations for the three-month periods ended March 31, 2024, and March 31, 2023, was $0. Revenue results for the current quarter ended March 31, 2024, were stifled by warranty repairs to both of our fishing charter vessels and a seasonal wane in the popularity of fishing charters, while revenue results from the comparable prior three-month period ended March 31, 2023, were disrupted by the acquisition of Down2Fish in February of that period.

We expect charter revenue in the second quarter of 2024, as the charter fishing season ramps up and our vessels are returned to active service.

Operating Expenses

Operating expenses for the three-month period ended March 31, 2024, decreased to $118,328, as compared to $148,903 for the three-month period ended March 31, 2023, a decrease of 21%. The fall in operating expenses over the three-month period ended March 31, 2024, is attributed to a decrease in general and administrative expenses as one result of the lack of fishing charters in the period and professional fees that were higher in the prior three-month period ended March 31, 2023, due to the expense of acquiring Down2Fish.

We expect operating expenses to increase in future periods as we return to offering fishing charters and move forward to develop our business plan.

Other Expense

Other expense for the three-month period ended March 31, 2024, was $11,109 as compared to other expense of $779,497 for the three-month period ended March 31, 2023. The decrease in other expense in the three-month period ended March 31, 2024, can be primarily attributed to the loss recognized in connection with the acquisition of Down2Fish in the prior three-month period ended March 31, 2023. Other items that contributed to the decrease in other expense over the comparative three-month periods include an increase in lease income and interest income offset by an increase in depreciation and interest expense in the three-month period ended March 31, 2024.

We expect to continue to recognize other expense as debt instruments tied to acquisition of Down2Fish continue to accrue interest, and depreciation of our vessels will continue into the future.

Net Loss

Net loss for the three-month period ended March 31, 2024, was $129,437 as compared to a net loss of $928,400 for the three-month period ended March 31, 2023, a decrease of 86%. The decrease in net loss in the current three-month period, over the prior comparable three-month period can be primarily attributed to the loss recognized in connection the acquisition of Down2Fish in the prior three-month period ended March 31, 2023, and the lack of revenue from fishing charters in the current three-month period ended March 31, 2024.

We expect to continue to realize net losses from operations over the next twelve months as management works to increase the number of fishing charters to implement its business model.

Capital Expenditures

Arvana expended no amounts on capital expenditures for the three-month periods ended March 31, 2024, and March 31, 2023.

Liquidity and Capital Resources

Since inception, we have experienced significant changes in liquidity, capital resources, and stockholders’ deficit.

We had current assets of $139,138 as of March 31, 2024, that consisted of cash, and a bond as compared to current assets of $27,171 as of December 31, 2023, that too consisted of cash and a bond. Total assets were $321,804 as of March 31, 2024, that consisted of current assets, property, equipment, and intangible assets, as compared to total assets, of $216,549 as of December 31, 2023, that too consisted of current assets, property, equipment, and intangible assets.

We had current liabilities of $1,223,770 as of March 31, 2024, that consisted of accounts payable, related party payables, and the current portion of long-term debt as compared to current liabilities of $338,487 as of December 31, 2023, that too consisted of accounts payable, related party payables, and the current portion of long-term debt. Total liabilities were $1,353,511 as of March 31, 2024, that consisted of current liabilities and notes payable net of current portion as compared to total liabilities of $1,178,675 as of December 31, 2023, that too consisted of current liabilities and notes payable net of current portion. The increase in current liabilities in the three-month period ended March 31, 2024, is attributed to the transition of long-term debt due in connection with the acquisition of Down2Fish to current liabilities from the twelve-month period ended December 31, 2023, in which it was classified as a long-term liability.

We had a working capital deficit of $1,084,632 as of March 31, 2024, as compared to a working capital deficit of $311,316 as of December 31, 2023.

Total stockholders' deficit was $1,031,707 at March 31, 2024, as compared to a total stockholders' deficit of $962,126 at December 31, 2023.

The following table shows a summary of our cash flows for the periods presented:

	Three Months Ended March 31,
	2024	2023	Change
Net cash provided by (used in)
Operating activities
Net loss	$(129,437)	$(928,400)	$798,963
Depreciation expense	6,712	5,850	862
Share-based compensation	59,856	74,434	(14,578)
Loss on asset purchase	—	771,009	(771,009)
Accounts payable and accrued liabilities	7,895	18,792	(44,897)
Deferred revenue	—	4,000	—
Net cash used in operating activities	$(54,974)	$(54,315)	$(659)

Investing activities
Cash paid for asset acquisition	$—	$(50,000)	$50,000
Cash acquired from asset acquisition	—	4,089	(4,089)
Net cash provided by financing activities	—	(45,911)	45,911

Financing activities
Proceeds from loans payable	$3,000	$(777)	$3,777
Payments on loans payable	(8,659)	—	(8,659)
Related party payables	(15,400)	10,200	4,400
Proceeds from related party notes payable	320,000	—	320,000
Payment of related notes payable	(132,000)	—	(132,000)
Net cash provided by financing activities	$166,941	$9,423	$157,518

Increase (decrease) in cash	$111,967	$(90,603)	$202,770

Cash Flows From Operating Activities

Net cash used in operating activities for the three-month period ended March 31, 2024, was $54,974 as compared to net cash used in operating activities of $54,315 for the three-month period ended March 31, 2023. Net cash used in operating activities can be attributed to book expense items that do not affect the total amount relative to actual cash used, such as depreciation expense, share-based compensation, and loss on asset purchase. Balance sheet accounts that affect cash but are not income statement related items that are added or deducted to arrive at net cash used in operating activities, include accounts payable, and accrued liabilities.

We expect to continue to use net cash flow in operating activities over the next twelve months as our net loss is projected to increase until such time as Arvana generates sufficient revenue from operations to sustain the cost of operating activities.

Cash Flows From Financing Activities

Net cash provided by financing activities for the three-month period ended March 31, 2024, was $166,941 as compared to net cash provided in financing activities of $9,423 for the three-month period ended March 31, 2023. Net cash used in financing activities in the three-month period ended March 31, 2024, is attributed to proceeds from loans payable, and related party notes payable, offset by payments on loans payable, related party payables, and related party loans payable. Net cash used in financing activities in the three-month period ended March 31, 2023, is attributed to related party payables offset by loans payable.

We expect to realize net cash provided by financing activities over the next twelve months through private equity placements, public offerings, or private debt from unrelated parties.

Cash Flows From Investing Activities

Net cash used in investing activities for the three-month period ended March 31, 2024, was $0 as compared to net cash used in investing activities of $45,911 for the three-month period ended March 31, 2023. Net cash used in investing activities in the prior three-month period ended March 31, 2023, can be attributed to asset acquisition offset by amounts acquired from asset acquisition.

We expect to use net cash in investing activities in the near term as investment will be required to expand our fishing charter business.

Arvana’s assets are insufficient as of March 31, 2024, to implement its plan of operation to expand its business operations. We anticipate conducting another private equity offering to meet our objectives and may seek additional loans in the short term to sustain operations. Management is confident that its efforts to realize additional funding will be successful.

Arvana does not intend to pay cash dividends in the foreseeable future.

Arvana had no lines of credit or other bank financing arrangements as of March 31, 2024.

Arvana had no commitments for future capital expenditures at March 31, 2024.

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

Critical Accounting Policies

The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions affecting the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses in the reporting period. We base our estimates and assumptions on current facts, historical experience, and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. We continually review the estimates and underlying assumptions to ensure they are appropriate for the circumstances. Accounting assumptions and estimates are inherently uncertain and actual results may differ materially from our estimates. A summary of our critical accounting policies is provided in Note 1 to the audited financial statements for the years ended December 31, 2023, and 2022, that are included in our most recent Form 10-K. We discuss accounting policies that are significant in determining results of operations and its financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by Arvana’s management, with the participation of the chief executive officer and the acting chief financial officer, of the effectiveness of Arvana’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2024. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including its chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2024, that materially affected, or are reasonably likely to materially affect, Arvana’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Not required of smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2024, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of Arvana has adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 25 of this Form 10-Q and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARVANA INC.

By:	/s/ Ruairidh Campbell
Ruairidh Campbell, Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer

Date:	May 9, 2024

 INDEX TO EXHIBITS

S-K Number	Description
2.1	Business Purchase Agreement filed with the Commission as an exhibit to Form 8-K on November 16, 2022.
3.1	Articles of Incorporation filed with the Commission as an exhibit to Form 10-SB on May 24, 2000.
3.1.1	Amended and Restated Articles of Incorporation filed with the Commission as an exhibit to Form 8-K on October 12, 2010.
3.1.2	Amended and Restated Articles of Incorporation filed with the Commission as an exhibit to Schedule 14C on February 2, 2021.
3.2	Amended and Restated Bylaws filed with the Commission as exhibit to Form 10-SB on May 24, 2000.
10.1	Debt Settlement Agreement and Release with Zahir Dhanani filed with the Commission as an exhibit to Form 8-K on July 29, 2021.
10.2	Debt Settlement Agreement and Release with CaiE Foods Partnership Ltd. filed with the Commission as an exhibit on Form 8-K dated July 29, 2021.
10.3	Debt Settlement Agreement and Release with Valor Invest Ltd. filed with the Commission as an exhibit to Form 8-K on July 29, 2021.
21	Subsidiaries filed with the Commission on Form 8-K on February 3, 2023.
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act filed with the Commission as an exhibit to this Form 10-Q.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed with the Commission as an exhibit to this Form 10-Q.
99.1	Audited financial statements of Down 2 Fish Charters LLC as of and for the fiscal years ended December 31, 2021, and 2020 filed with the Commission on February 3, 2023.
99.2	Unaudited financial statements of Down 2 Fish Charters LLC as of and for the three and nine-month periods ended September 30, 2022, and 2021 filed with the Commission on February 3, 2023.
99.3	Unaudited Pro Forma Combined Financial Statements as of and for the fiscal year ended December 31, 2021, and September 30, 2022, filed with the Commission on February 3, 2023.
101.INS(1)	XBRL Instance Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase
101.DEF(1)	XBRL Taxonomy Extension Label Linkbase
101.CAL(1)	XBRL Taxonomy Extension Label Linkbase
101.SCH(1)	XB RL Taxonomy Extension Label Linkbase
(1)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

