Form 10-Q
period 2024-06-30
ARVANA INC
filed 2024-08-21
CIK 1113313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15D of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 2024 or

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

Yes ☐  No ☒

The number of shares outstanding of the issuer’s common stock, par value $0.001 (the only class of voting stock) on August 20, 2024 was 107,839,299.

1

PART I

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

ARVANA INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,226	$22,071
Other current assets	5,100	5,100
Total current assets	21,326	27,171
Non-current assets:
Property and equipment, net	149,956	163,378
Intangible assets	26,000	26,000
Total non-current assets	175,956	189,378
Total assets	$197,282	$216,549

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$71,747	$100,849
Related-party payables (Note 8)	600	46,200
Current portion of notes payable (Note 10)	781,285	79,438
Current portion of related-party notes payable	350,000	112,000
Total current liabilities	1,203,632	338,487
Long-term liabilities:
Notes payable, net of current portion	125,752	840,188
Total long-term liabilities	125,752	840,188
Total liabilities	1,329,384	1,178,675
Stockholders’ equity (deficit):
Common stock, $0.001 par value, 500,000,000 shares authorized, 107,845,554 issued and 107,839,299 outstanding at June 30, 2024, and December 31, 2023	107,847	107,847
Additional paid-in capital	36,595,588	36,490,304
Accumulated deficit	(37,832,201)	(37,556,941)
Total stockholders’ equity (deficit) before treasury stock	(1,128,766)	(958,790)
Less treasury stock - 6,255 common shares at June 30, 2024 and December 31, 2023, respectively	(3,336)	(3,336)
Total stockholders’ equity (deficit)	(1,132,102)	(962,126)
Total liabilities and stockholders’ equity (deficit)	$197,282	$216,549

 The accompanying condensed notes are an integral part of these interim unaudited consolidated financial statements.

ARVANA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	June 30		June 30
	2024	2023	2024	2023
Revenue:
Charter income	$13,830	$13,054	$13,830	$13,054
Other income	—	525	—	525
Total revenue	13,830	13,579	13,830	13,579

Operating expenses:
Cost of sales	15,761	8,781	15,761	9,041
Depreciation	6,711	5,851	13,422	11,701
General and administrative	118,723	102,113	225,590	214,292
Professional fees	11,044	6,581	22,505	43,044
Total operating expenses	152,239	123,326	277,278	278,078
Loss from operations	(138,409)	(109,747)	(263,448)	(264,499)

Other income (expense):
Lease income	12,000	12,000	24,000	20,000
Interest income	11	1	29	5
Interest expense	(19,425)	(16,523)	(35,841)	(27,166)
Loss on asset purchase	—	—	—	(771,009)
Total other expense	(7,414)	(4,522)	(11,812)	(778,170)
Net loss	$(145,823)	$(114,269)	$(275,260)	$(1,042,669)
Per common share information - basic and diluted:
Weighted average shares outstanding - basic	107,839,299	107,839,299	107,839,299	107,839,229
Net loss per common share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average shares outstanding - diluted	107,839,299	107,839,299	107,839,299	107,839,229
Net loss per common share - diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

The accompanying condensed notes are an integral part of these interim unaudited consolidated financial statements.

ARVANA INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Three and Six Months Ended June 30, 2024 and 2023

(Unaudited)

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total Stockholders’ Equity (Deficit)
Three months ended June 30, 2023:
Balance March 31, 2023	107,845,554	$107,847	$36,314,786	$(37,168,768)	$(6,255)	$(3,336)	$(749,971)
Share-based compensation	—	—	62,488	—	—	—	62,488
Net loss	—	—	—	(114,269)	—	—	(114,269)
Balance June 30, 2023	107,845,554	$107,847	$36,377,274	$(37,283,037)	$(6,255)	$(3,336)	$(801,252)

Three months ended June 30, 2024:
Balance March 31, 2024	107,845,554	$107,847	$36,550,160	$(37,686,378)	$(6,255)	$(3,336)	$(1,031,707)
Share-based compensation	—	—	45,428	—	—	—	45,428
Net loss	—	—	—	(145,823)	—	—	(145,823)
Balance June 30, 2024	107,845,554	$107,847	$36,595,588	$(37,832,201)	$(6,255)	$(3,336)	$(1,132,102)

Six months ended June 30, 2023:
Balance December 31, 2022	107,845,554	$107,847	$36,240,352	$(36,240,368)	(6,255)	$(3,336)	$104,495
Share-based compensation	—	—	136,922	—	—	—	136,922
Net loss	—	—	—	(1,042,669)	—	—	(1,042,669)
Balance June 30, 2023	107,845,554	$107,847	$36,377,274	$(37,283,037)	(6,255)	$(3,336)	$(801,252)

Six months ended June 30, 2024:
Balance December 31, 2023	107,845,554	$107,847	$36,490,304	$(37,556,941)	(6,255)	$(3,336)	$(962,126)
Share-based compensation	—	—	105,284	—	—	—	105,284
Net loss	—	—	—	(275,260)	—	—	(275,260)
Balance June 30, 2024	107,845,554	$107,847	$36,595,588	$(37,832,201)	(6,255)	$(3,336)	$(1,132,102)

The accompanying condensed notes are an integral part of these interim unaudited consolidated financial statements.

ARVANA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six-Months Ended June 30, 2024, and 2023

(Unaudited)

	2024	2023
Cash flows from operating activities
Net loss	$(275,260)	$(1,042,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	13,422	11,701
Share-based compensation	105,284	136,922
Loss on asset purchase	—	771,009
Increase (decrease) in:
Accounts payable and accrued liabilities	(29,102)	19,091
Related-party payables	(45,600)	4,656
Net cash used in operating activities	(231,256)	(99,290)

Cash flows from investing activities:
Cash paid for asset acquisition	—	(50,000)
Cash acquired from asset acquisition	—	4,089
Net cash used in investing activities	—	(45,911)

Cash flows from financing activities:
Proceeds from loans payable	—	25,266
Payments on loans payable	(12,589)	(3,779)
Proceeds from related-party notes payable	370,000	(0)
Payments on related-party notes payable	(132,000)	(0)
Net cash provided by financing activities	225,411	21,487

Net increase (decrease) in cash	(5,845)	(123,714)

Cash and cash equivalents, beginning of year	22,071	142,365
Cash and cash equivalents, end of period	$16,226	$18,651

Supplemental disclosures of cash flow information:
Cash paid for interest	$30,087	$6,724
Non-cash investing and financing activities:
Note payable issued for asset acquisition (Note 3)	$—	$700,000
Liabilities assumed in asset acquisition (Note 3)	$—	$234,904

The accompanying condensed notes are an integral part of these interim unaudited consolidated financial statements.

ARVANA INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

Basis of Presentation

The Company’s fiscal year end is December 31. The accompanying consolidated financial statements of the Company for the six-month periods ended June 30, 2024, and 2023, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for financial information with the instructions to Form 10-Q and Regulation S-K. The consolidated interim financial statements and notes appearing in this report should be read in conjunction with our audited consolidated financial statements and related notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission (“Commission”) on April 5, 2024. Results are not necessarily indicative of those which may be achieved in future periods.

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
8

ARVANA INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies – (continued)

Financial Instruments

The Company uses the following methods and assumptions to estimate the fair value of each class of financial instruments for which it is practicable to estimate such values:

Cash—the carrying amount approximates fair value.

Accounts payable and accrued liabilities, loans payable to stockholders, and amounts due to related parties—the carrying amount approximates fair value due to the short-term nature of the obligations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. At June 30, 2024 and December 31, 2023 respectively, the Company did not have any cash in excess of the insured FDIC limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank account.

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

Stock-based compensation

The Company accounts for all share-based payments to employees and non-employees under ASC 718 “Stock Compensation,” which requires that the value of the award is established at the date of grant and is expensed over the vesting period of the grant. The method of determining the fair value of share-based payments depends on the type of award. Share-based awards that vest over a certain service period with no market conditions are valued at the closing market price on the grant date. Options grants are valued using the Black-Scholes-Merton model using inputs that are determined on the date of the grant. Once the per-share fair value on the date of grant is established, the aggregate expense of the grant is recognized as earned over the vesting period of the grant. The cost of share-based payments to non employees, if fully vested and non-forfeitable at the grant date, is measured and recognized at that date.

ARVANA INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed using the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share are computed using the weighted average number of common shares and potentially dilutive common stock equivalents, including stock options and warrants. The Company had 7,950,000 outstanding stock options at June 30, 2024, and 7,950,000 at June 30, 2023, which have been excluded from the calculation of diluted loss per share because their effects would be anti-dilutive.

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

Note 2 – Going Concern

For the six-month periods ended June 30, 2024 and June 30, 2023 the Company recognized a net loss of $275,260 and $1,042,669, respectively. The Company had a working capital deficit of $1,182,305 and an accumulated deficit of $37,832,201 as of June 30, 2024. The Company has incurred significant losses since inception. While the Company commenced revenue generating activities in the first quarter of 2023, it will require funding from outside sources to implement its business development strategy. The Company has no firm commitments for additional funding. The aggregation of these factors raises substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date these consolidated financial statements are made available. The accompanying unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets that might be necessary if the Company is unable to continue as a going concern.

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

ARVANA INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(unaudited)

Note 3 – Asset Acquisition

On February 3, 2023 (Closing Date), the company acquired the assets and assumed the liabilities of Down 2 Fish Charters, LLC (D2F), a limited liability company organized under the laws of Florida, which operates a charter fishing business. On the Closing Date, the Company paid $50,000 in cash and issued a note for $700,000 for total consideration of $750,000. The Company’s consolidated statements of operations from the Closing Date through December 31, 2023 indicate a net loss of $1,316,573.

Assets acquired and liabilities assumed were recorded at their estimated fair values as of the Closing Date under the acquisition method of accounting. The estimated fair values of certain assets and liabilities including long-lived assets require judgment and assumptions. Adjustments may be made to these estimates during the measurement period and those adjustments could be material.

Assets acquired and liabilities assumed are based on their fair values as of the Closing Date, with the excess of cost over fair value of $771,009. For the period ended December 31, 2023 the Company recorded an impairment loss of $771,009 on the excess amount. Assets acquired are as follows:

Assets
Cash	$4,089
Trade and other receivables	5,100
Marine operating equipment	178,706
Commercial fishing license	26,000
Total assets	213,895

Liabilities
Accounts payable	4,910
Deposits	644
Payable to affiliates	62,634
Notes payable	166,716
Total liabilities	234,904

Purchase price	750,000
Loss on asset acquisition	$771,009

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

ARVANA INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(unaudited)

Note 4 – Property and Equipment

Property and equipment consist of the following:

	June 30, 2024 (unaudited)	December 31, 2023
Marine Equipment	$181,675	$181,675
Furniture and fixtures	5,672	5,672
Total	187,347	187,347
Less – accumulated depreciation	(37,391)	(23,969)
Property and equipment, net	$149,956	$163,378

Depreciation expense is $13,422 and $11,701 for the six-month periods ended June 30, 2024 and 2023, respectively, and $6,711 and $5,851 for the three-month periods ended June 30, 2024 and 2023, respectively. Depreciation expense for the three-month and six-month periods ended June 30, 2024 and 2023 is included in Operating Expenses on the Consolidated Statements of Operations.

Marine equipment is subject to an operating lease agreement that ends on December 31, 2025 (Note 6).

Note 5 – Intangible Assets

The Company acquired a perpetual federal fishing license, from the acquisition of assets (see Note 3), which grants the Company access to fish in federally regulated waters off the coast of Florida. This asset is not amortized and is tested for impairment at least annually. As of June 30, 2024, and 2023, no impairment of this asset had occurred.

Note 6 – Leases

The Company leases marine equipment in an operating arrangement. The agreement began on January 1, 2023 and ends December 31, 2025. The agreement provides for minimum monthly lease payments of $4,000 for the term of the agreement. At the end of the term any additional lease payment due will be calculated and paid. The lessee’s right to lease the marine equipment is limited to those times which do not conflict with Company use. There is no option to purchase the watercraft as part of the agreement, and the Company expects to recoup full value when the watercraft are sold. The Company manages risk by requiring the lessee to indemnify the Company in the event of loss to property or persons.

The amount of lease income recognized in Other Income is $12,000 and $24,000 for the three-month and six-month periods ended June 30, 2024, and $12,000 and $20,000 for the three-month and six-month periods ended June 30, 2023. Cash flows from lease payments are expected to be received as follows:

Year	Lease amount
Remainder of 2024	$24,000
2025	52,000
Total	$76,000

ARVANA INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(unaudited)

Note 7 – Common Stock

The Company has authorized 500,000,000 shares of common stock. Total shares were 107,845,554 shares issued and 107,839,299 shares outstanding as of June 30, 2024, and 107,845,554 shares issued and 107,839,299 shares outstanding as of December 31, 2023.

Stockholders approved a forward stock split of the Company’s common shares on a 3-for-1 basis that was effected on April 19, 2023 to stockholders of record on March 31, 2023. All changes in the capital structure have been given retroactive effect in these financial statements.

No common stock was issued during the year ended December 31, 2023.

During the six-month period ended June 30, 2024 the Company issued 12,500,000 shares of restricted common stock at an approximate price of $0.008 per share as part of executing a consulting services agreement with the majority stockholder. The Company accounts for share-based compensation awards in accordance with the provisions of ASC 718, which addresses the accounting for equity-based compensation arrangements and requires that the cost of all equity-based compensation arrangements be reflected in the financial statements over the vesting period based on the estimated fair value of the awards. Subsequent to the end of the reporting period the Board of Directors approved the decision to exercise the claw-back provision included in the consulting services agreement for all 12,500,000 shares of restricted common stock. In accordance with ASC 718 compensation would be recorded if it is probable the performance condition will be met. Given that the Company plans to claw back the shares, the performance condition will not be met and hence the Company did not record any compensation expense related to this agreement.

Note 8 - Related-Party Transactions and Loans Payable to Stockholders

Effective September 1, 2022 the Company signed an employment agreement with its chief executive officer for $90,000 per year plus incentive stock options until year-end December 31, 2022, thereafter for $120,000 per year over the term. Subsequent to the end of the period the Board of Directors terminated the CEO’s employment for cause and appointed a new CEO on July 17, 2024. The new CEO’s compensation will be $60,000 per year beginning in August of 2024. At June 30, 2024 and December 31, 2023 accrued payroll of $0 and $30,000, respectively, is included in related-party payables.

During the year ended December 31, 2022 the Company issued 600,000 shares of common stock at the price of $0.067 with a fair value of $40,000 to settle $40,000 in accounts payable owed to a company controlled by the Company'’s chief executive officer. There was no gain or loss on the settlement.

At June 30, 2024 and December 31, 2023 the Company accrued $600 and $1,200, respectively, to board members for services rendered. This amount is included in related-party payables.

At June 30, 2024 and December 31, 2023 the Company owed $0 and $15,000, respectively, to a company controlled by a related party for website creation, website development, and hosting services.

During the six-month period ended June 30, 2024 and the year ended December 31, 2023 the Company recorded share-based compensation of $105,284 and $249,952, respectively, from the grant of stock options to its chief executive officer and board members.

ARVANA INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(unaudited)

Note 8 - Related-Party Transactions and Loans Payable to Stockholders – (continued)

During the six-month period ended June 30, 2024 and the year ended December 31, 2023 the Company has repaid non-interest-bearing notes payable to related parties totaling $132,000 and $0, respectively, that were due at various dates between May 30, 2024 and January 15, 2025.

The Company has an interest bearing note payable to a related party totaling $300,000 that is due on February 22, 2025.

The Company has a non-interest bearing note payable to a related party totaling $50,000 that is due on April 23, 2025.

Note 9 – Stock Options

The Company adopted the 2022 Stock Incentive Plan (“the Plan”) effective September 30, 2022. The Plan provides for awards of stock options and restricted stock to officers, directors, key employees, and consultants. Under the Plan option prices are set by the Compensation Committee and may not be less than the fair market value of the stock on the grant date. The Company accounts for share-based compensation awards in accordance with the provisions of ASC 718, which addresses the accounting for employee stock options and requires that the cost of all employee stock options, as well as other equity based compensation arrangements, be reflected in the financial statements over the vesting period based on the estimated fair value of the awards.

At December 31, 2022 the Company had 7,950,000 options outstanding with vesting periods of 2-5 years and exercise prices of approximately $0.09 per share. During the six-month period ended June 30, 2024 there have been no changes in the number of options outstanding. Total share-based compensation is $105,284 for the six-month period ended June 30, 2024 and $249,952 for the year ended December 31, 2023. The remaining share-based compensation of $247,337 will be recognized as follows:

Year	Amount
Remainder of 2024	$90,856
2025	151,848
2026	2,527
2027	2,106
Total	$247,337

ARVANA INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(unaudited)

Note 10 – Notes Payable

Notes payable at June 30, 2024 and December 31, 2023 are as follows:

	June 30, 2024	December 31, 2023
Note payable to a bank, interest at 6.75%, due in monthly installments of principal and interest, matures August 15, 2039, secured by a boat.	$121,247	$130,212
Note payable to a bank, interest at 7.49%, due in monthly installments of principal and interest, matures March 15, 2037, secured by a boat.	16,646	20,270
Note payable to seller, interest at 7.25%, due February 3, 2025, secured by membership interest in Down 2 Fish Charters, LLC.	700,000	700,000
Note payable to majority shareholder, interest at 5.00%, matures February 22, 2025, unsecured.	300,000	—
Note payable to majority shareholder, bearing no interest, matures April 23, 2025, unsecured.	50,000	—
Note payable to majority shareholder, bearing no interest, with various maturities, unsecured	—	112,000
Note payable to a third party, bearing no interest, matures November 9, 2024, unsecured.	33,144	33,144
Note payable to a third party, bearing no interest, matures July 16, 2024, unsecured.	10,000	10,000
Past due note payable to a third party, bearing no interest, matured March 9, 2024, unsecured.	26,000	26,000
Total notes payable	1,257,037	1,031,626
Less – current portion of notes payable	(781,285)	(79,438)
Less – current portion of related-party notes payable	(350,000)	(112,000)
Total long-term portion	$125,752	$840,188

Principal maturities of notes payable are as follows:

Year	Amount
Remainder of 2024	$81,285
2025	1,069,136
2026	9,076
2027	7,730
2028	8,287
Thereafter	81,523
Total	$1,257,037

ARVANA INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(unaudited)

Note 11 - Subsequent Events

The Company evaluated its June 30, 2024 financial statements for subsequent events through the date the financial statements were issued.

On July 17, 2024 the Board of Directors removed Ruairidh Campbell and Shawn Teigen from their positions as Directors and terminated the employment of Ruairidh Campbell as CEO, CFO, and CAO. All unvested stock options were forfeited upon termination for cause in accordance with the terms of the 2022 Stock Incentive Plan. According to the terms of the Plan any vested stock options must be exercised within 30 days of termination for cause. As of August 19, 2024, the first business day after the passage of the 30-day period, neither Ruairidh Campbell nor Shawn Teigen had exercised their options. Therefore, both parties forfeited all previously vested stock options.

On July 17, 2024 the Board of Directors elected James Kim to serve as a Director and appointed James Kim to serve as the CEO and interim CFO.

On August 15, 2024 the Board of Directors approved the decision to exercise the claw-back provision included in the consulting services agreement previously executed with the majority shareholder for the 12,500,000 shares of restricted common stock issued.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used herein the terms “Arvana,” “we,” “our,” and “us” refer to Arvana Inc., its subsidiary, and its predecessor, unless context indicates otherwise. Any distinct references to Down2Fish refer to Down 2 Fish Charters, LLC, a wholly owned subsidiary of Arvana.

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

Our fiscal year end is December 31. All information presented herein is based on the three-month and six-month periods ended June 30, 2024 and June 30, 2023.

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

Arvana’s office is located at 299 Main Street, 13th Floor, Salt Lake City, Utah 84111 and our telephone number is (702) 899-1072.

AA Registered Agents—located at 4869 Nightwood Court, Las Vegas, Nevada 89149—is our registered agent in the State of Nevada.

Arvana is traded on the OTC Markets Group, Inc.’s Pink Sheets Current Information market platform under the symbol “AVNI.”

While Arvana operates its fishing charter business it has continued to seek business opportunities in real estate development. On December 12, 2023, Arvana announced a non-binding memorandum of understanding to acquire a Nevada-based company intent on expanding its specialty use concept to acquire and repurpose vacant shopping malls, outlet locations, and big box stores to attract new tenants from targeted industries that offer goods or services that are not available online. The parties have ended their discussions of the proposed transaction, and management is evaluating alternative options for pursuing this business model.

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

Results of Operations

During the six-month period ended June 30, 2024 Arvana raised capital to sustain operations, maintained its charter fishing business, and evaluated other business opportunities.

Our results of operations for the three-month and six-month periods ended June 30, 2024, as compared to the three-month and six-month periods ended June 30, 2023, were as follows below:

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Revenue	$13,830	$13,579	$13,830	$13,579
Operating expenses	152,239	123,326	277,278	278,078
Loss from Operations	(138,409)	(109,747)	(263,448)	(264,499)
Other Income (Expense)	(7,414)	(4,522)	(11,812)	(778,170)
Net Losses	$(145,823)	$(114,269)	$(275,260)	$(1,042,669)

Revenue

Charter revenue from operations for the three-month period ended June 30, 2024 is $13,830 as compared to $13,054 for the comparable three-month period ended June 30, 2023, an increase of 5.9%, and as compared to $0 for the three-month period ended March 31, 2024. Charter revenue from operations for the six-month period ended June 30, 2024 is $13,830 as compared to $13,054 for the comparable six month period ended June 30, 2023, an increase of 5.9%, and as compared to $0 for the three-month period ended March 31, 2024. Revenue is comprised of fishing charter services.

We expect charter revenue to increase in the third quarter of 2024 as the charter fishing season is in full swing and then to taper off in the final quarter of 2024 as the fishing season comes to an end.

Operating Expenses

Operating expenses for the three-month period ended June 30, 2024 are $152,239 as compared to $123,326 for the three-month period ended June 30, 2023, an increase of 23.4%, and as compared to $125,039 for the three-month period ended March 31, 2024, an increase of 21.8%. Operating expenses for the six-month period ended June 30, 2024 are $277,278 as compared to $278,078 for the six-month period ended June 30, 2023, an decrease of 0.3%. The changes in operating expenses over the comparative periods are attributed to reductions in general and administrative expenses including share based compensation, executive payroll, and auditing expenses.

We expect operating expenses to increase in future periods as our business development strategies are implemented while auditing and accounting professional fees are expected to increase over the next twelve months.

Other Expense

Other expense for the three-month period ended June 30, 2024 is $7,414 as compared to other expense of $4,522 for the three-month period ended June 30, 2023, and as compared to other expense of $4,398 for the three-month period ended March 31, 2024. Other expense for the six-month period ended June 30, 2024 is $11,812 as compared to other expense of $778,170 for the six-month period ended June 30, 2023. The decrease in other expense over the comparative periods can be primarily attributed to the loss recognized with the acquisition of Down2Fish and interest expense offset by lease income realized in the current period.

We expect to continue to recognize other expense in future periods as debt instruments tied to the fishing charter vessels continue to incur interest and depreciation of our vessels continues.

Net Loss

Net loss for the three-month period ended June 30, 2024 is $145,823 as compared to a net loss of $114,269 for the three-month period ended June 30, 2023, an increase of 27.6%. Net loss for the six month period ended June 30, 2024 is $275,260 as compared to net loss of $1,042,669 for the six-month period ended June 30, 2023, a decrease of 73.6%. The change in net loss over the comparative periods can be primarily attributed to a decrease in losses from operating expenses and the loss recognized on the asset purchase of Down2Fish, offset by the realization of revenue from charter boat services and other income that is generated through a lease of the charter vessels.

We expect to continue to realize net losses from operations over the next twelve months as management works to implement its business model.

Capital Expenditures

We expended no amounts on capital expenditures during the three-month or six-month periods ended June 30, 2024 and June 30, 2023.

Liquidity and Capital Resources

Since inception we have experienced significant changes in liquidity, capital resources, and stockholders’ deficit.

We had current assets of $21,326 as of June 30, 2024 consisting of cash and a bond as compared to current assets of $23,751 as of June 30, 2023 consisting of cash and a bond, and as compared to current assets of $27,171 as of December 31, 2023 consisting of cash and a bond. Total assets were $197,282 as of June 30, 2024 consisting of current assets, property, equipment, and intangible assets as compared to total assets of $216,756 as of June 30, 2023 consisting of current assets, property, equipment, and intangible assets, and as compared to $216,549 as of December 31, 2023 consisting of current assets, property, equipment, and intangible assets.

We had current liabilities of $1,203,632 as of June 30, 2024 consisting of accounts payable, related-party payables, and the current portion of long-term debt as compared to current liabilities of $130,363 as of June 30, 2023 consisting of accounts payable, related-party payables, and the current portion of long-term debt, and as compared to current liabilities of $338,487 as of December 31, 2023 consisting of accounts payable, related-party payables, and the current portion of long-term debt. Total liabilities were $1,329,384 as of June 30, 2024 consisting of current liabilities and notes payable net of current portion as compared to total liabilities of $1,018,008 as of June 30, 2023 consisting of current liabilities and notes payable net of current portion, and as compared to total liabilities of $1,178,675 as of December 31, 2023 consisting of current liabilities and notes payable net of current portion. The increase in current liabilities in the six-month period ended June 30, 2024 is attributed to the transition of long-term debt due in connection with the acquisition of Down2Fish to current liabilities from the year ended December 31, 2023 in which it was classified as a long-term liability.

We had a working capital deficit of $1,182,306 as of June 30, 2024 as compared to a working capital deficit of $106,612 as of June 30, 2023, and as compared to a working capital deficit of $311,316 as of December 31, 2023. The increase in these deficits is primarily attributed to the transition of long-term debt due in connection with the acquisition of Down2Fish to current liabilities from the year ended December 31, 2023 in which it was classified as a long-term liability.

Net stockholders' deficit in Arvana is $1,132,102 as of June 30, 2024 as compared to a net stockholders' deficit of $801,252 as of June 30, 2023, and as compared to a net stockholders' deficit of $962,126 as of December 31, 2023.

Cash Flows From Operating Activities

Net cash used in operating activities for the six-month period ended June 30, 2024 is $231,256 as compared to net cash used in operating activities of $99,290 for the six-month period ended June 30, 2023. Net cash used in operating activities can be attributed to book expense items that do not affect the total amount relative to actual cash used such as depreciation expense, share-based compensation, and loss on asset purchase. Balance sheet accounts that affect cash but are not income statement related items that are added or deducted to arrive at net cash used in operating activities include current assets, accounts payable, and related-party payables.

We expect to continue to have net cash flow used in operating activities over the next twelve months or until such time as Arvana generates sufficient revenue from operations to sustain the costs of operations.

Cash Flows From Investing Activities

Net cash used in investing activities for the six-month period ended June 30, 2024 is $0 as compared to net cash used in investing activities of $45,911 for the six-month period ended June 30, 2023.

We expect to use net cash in investing activities in the near term as investment will be required of us in connection with the expansion our fishing charter business.

Cash Flows From Financing Activities

Net cash provided by financing activities for the six-month period ended June 30, 2024 is $225,411 as compared to net cash provided by financing activities of $21,487 for the six-month period ended June 30, 2023. Net cash provided by financing activities in the six-month period ended June 30, 2024 is attributed to proceeds from related-party loans payable offset by payments on loans payable. Net cash provided by financing activities in the six-month period ended June 30, 2023 is attributed to the proceeds of loans payable offset by payments on loans payable.

We expect to continue to use net cash provided by financing activities over the next twelve months generated through additional private equity placements, public offerings, or private debt to fund continued expansion of our business.

Arvana’s assets are insufficient as of June 30, 2024 to implement its plan of operation to expand its business operations. We anticipate conducting another private equity offering to meet our objectives and may seek additional loans in the short term to sustain operations. Management is confident that its efforts to realize additional funding will be successful.

Arvana does not intend to pay cash dividends in the foreseeable future.

Arvana had no lines of credit or other bank financing arrangements as of June 30, 2024.

Arvana had no commitments for future capital expenditures at June 30, 2024.

Arvana has adopted the Arvana Inc. 2022 Stock Incentive Plan and had an employment agreement with its executive officer whose employment was terminated effective July 17, 2024. The former executive officer has 30 days to exercise his vested options or they will be forfeited. Two members of the Board of Directors were removed effective July 17, 2024. These former members have 30 days to exercise their vested options or they will be forfeited.

Arvana has no current plans for the purchase or sale of any plant or equipment.

Arvana has no current plans to make any additional changes in the number of employees.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities.”

Critical Accounting Policies

The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions affecting the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses in the reporting period. We base our estimates and assumptions on current facts, historical experience, and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. We continually review the estimates and underlying assumptions to ensure they are appropriate for the circumstances. Accounting assumptions and estimates are inherently uncertain and actual results may differ materially from our estimates. A summary of our critical accounting policies is provided in Note 1 to the audited financial statements for the years ended December 31, 2023 and 2022 which are included in our most recent Form 10-K. In the notes we discuss accounting policies that are significant in determining the Company’s results of operations and financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In connection with the preparation of this quarterly report an evaluation was carried out by Arvana’s management, with the participation of the chief executive officer and the acting chief financial officer, of the effectiveness of Arvana’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d 15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2024. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including its chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, Arvana’s management concluded, as of the end of the period covered by this report, that Arvana’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed within the time periods specified in the Commission’s rules and forms, and such information was accumulated and communicated to management, including its chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2024, that materially affected, or are reasonably likely to materially affect, Arvana’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS

Not required of smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. CYBERSECURITY

Limited Risk Management Strategy for Handling Sensitive Data

Arvana is committed to the integrity and security of the sensitive data that it collects, maintains, and transmits across its computer systems. Over the ordinary course of our business, Arvana and its third party service providers (such as charter booking services) collect, maintain, and transmit sensitive data including proprietary or confidential business information (such as operational data and personal information). The secure maintenance of this information is critical to our business and reputation.

Despite our efforts to implement robust security measures in reliance on administrative, technical, and physical safeguards, our risk management strategies and practices for protecting sensitive data are subject to certain limitations. A variety of factors give rise to these limitations including the evolving nature of cyber threats, resource constraints, and the inherent risks associated with the technologies we and third party service providers employ. Arvana relies on third parties including cloud vendors and consultants for various business functions. Many of our third-party service providers have access to our information systems and data, and we rely on such third parties for the operation of our business. We oversee third party service providers by conducting vendor diligence. Vendors are generally assessed for risk based on the nature of their service, access to data, and systems and supply chain risk.

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

Governance of Cybersecurity Issues

When identified by management cybersecurity threats are to be immediately reported to Arvana’s Audit Committee. The Audit Committee has primary responsibility for oversight of cybersecurity threats once a cybersecurity threat has been reported to it by management. Matters to be considered by the Audit Committee include management risks relating to data privacy, technology, and information security. The Audit Committee must also consider Arvana’s cyber security measures and the back-up of information systems, along with what steps Arvana has taken to monitor and control cyber security exposure. Further, the Audit Committee is tasked with the responsibility for conferring with management and Arvana’s auditors as to the adequacy and effectiveness of information safeguards, cybersecurity policies, and internal controls that impact information security. The Audit Committee will be briefed on any material cybersecurity incidents that might adversely affect our business at least once each year, and such brief will include topics such as risk assessment, risk management, control decisions, service provider arrangements, the occurrence of security incidents, and the responses to security incidents with recommendations for changes or updates to policies and procedures.

While Arvana has not experienced cybersecurity incidents in the past, it cannot guarantee that our cybersecurity safeguards will prevent breaches or breakdowns of our third-party service providers’ information technology systems, particularly in the face of continually evolving cybersecurity threats and increasingly sophisticated threat actors.

A cybersecurity incident could materially affect our business, results of operations, financial condition, and reputation, in addition to potentially subjecting us to government investigations, litigation, fines, or other damages.

ITEM 6. OTHER INFORMATION

During the three months ended June 30, 2024 no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of Arvana has adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 7. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 25 of this Form 10-Q and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARVANA INC.

By:	/s/ James Kim
James Kim, Chief Executive Officer and acting Chief Financial Officer

Date:	August 20, 2024

 INDEX TO EXHIBITS

S-K Number	Description
2.1	Business Purchase Agreement filed with the Commission as an exhibit to Form 8-K on November 16, 2022.
3.1	Articles of Incorporation filed with the Commission as an exhibit to Form 10-SB on May 24, 2000.
3.1.1	Amended and Restated Articles of Incorporation filed with the Commission as an exhibit to Form 8-K on October 12, 2010.
3.1.2	Amended and Restated Articles of Incorporation filed with the Commission as an exhibit to Schedule 14C on February 2, 2021.
3.2	Amended and Restated Bylaws filed with the Commission as exhibit to Form 10-SB on May 24, 2000.
10.1	Arvana 2022 Stock Incentive Plan dated September 30, 2022, filed with the Commission as an exhibit to Form 10-Q on November 22, 2022.
10.2	Employment Agreement dated September 1, 2022, filed with the Commission as an exhibit on Form 10-Q on November 22, 2022.
10.3	Business Purchase Agreement dated November 16, 2022, filed with the Commission as an exhibit on Form 8-K on November 16, 2022.
21	Subsidiaries filed with the Commission on Form 8-K on February 3, 2023.
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (attached).
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached).
99.1	Audited financial statements of Down 2 Fish Charters LLC as of and for the fiscal years ended December 31, 2021, and 2020 filed with the Commission on February 3, 2023.
99.2	Unaudited financial statements of Down 2 Fish Charters LLC as of and for the three and nine-month periods ended September 30, 2022, and 2021 filed with the Commission on February 3, 2023.
99.3	Unaudited Pro Forma Combined Financial Statements as of and for the fiscal year ended December 31, 2021, and September 30, 2022, filed with the Commission on February 3, 2023.
101.INS(1)	XBRL Instance Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase
101.DEF(1)	XBRL Taxonomy Extension Label Linkbase
101.CAL(1)	XBRL Taxonomy Extension Label Linkbase
101.SCH(1)	XB RL Taxonomy Extension Label Linkbase
(1)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

