Form 10-Q
period 2024-09-30
ARVANA INC
filed 2024-11-26
CIK 1113313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15D of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2024 or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period FROM _____TO_____.

Commission file number: 0-30695

ARVANA INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0618509
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

299 Main Street, 13th Floor, Salt Lake City,Utah 84111

(Address of principal executive offices) (Zip Code)

(702) 899-1072

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

Yes ☒  No ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐  No ☒

The number of shares outstanding of the issuer’s common stock, par value $0.001 (the only class of voting stock) on November 25, 2024 was 107,839,299.

1

PART I

ITEM 1. FINANCIAL STATEMENTS

As used herein, the terms “Arvana,” “we,” “our,” and “us” refer to Arvana Inc., its subsidiary, and its predecessor, unless context indicates otherwise. Any distinct references to Down2Fish or D2F refer to Down 2 Fish Charters, LLC., a wholly owned subsidiary of Arvana. In the opinion of management, the accompanying unaudited condensed financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

ARVANA INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,257	$22,071
Other current assets	100	5,100
Total current assets	9,357	27,171
Non-current assets:
Property and equipment, net	143,243	163,378
Intangible assets	26,000	26,000
Total non-current assets	169,243	189,378
Total assets	$178,600	$216,549

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$112,415	$100,849
Related-party payables (Note 8)	1,200	46,200
Current portion of notes payable (Note 10)	769,145	79,438
Current portion of related-party notes payable	350,000	112,000
Total current liabilities	1,232,760	338,487
Long-term liabilities:
Notes payable, net of current portion	134,228	840,188
Total long-term liabilities	134,228	840,188
Total liabilities	1,366,988	1,178,675
Stockholders’ equity (deficit):
Common stock, $0.001 par value, 500,000,000 shares authorized, 107,845,554 issued and 107,839,299 outstanding at September 30, 2024, and 107,845,554 issued and 107,839,299 outstanding at December 31, 2023, respectively	107,847	107,847
Additional paid-in capital	36,641,016	36,490,304
Accumulated deficit	(37,933,915)	(37,556,941)
Total stockholders’ equity (deficit) before treasury stock	(1,185,052)	(958,790)
Less treasury stock - 6,255 common shares at September 30, 2024 and December 31, 2023, respectively	(3,336)	(3,336)
Total stockholders’ equity (deficit)	(1,188,388)	(962,126)
Total liabilities and stockholders’ equity (deficit)	$178,600	$216,549

 The accompanying condensed notes are an integral part of these interim unaudited consolidated financial statements.

ARVANA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended		Nine months ended
	September 30		September 30
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Charter income	$6,134	$10,580	$19,964	$23,634
Other income	—	—	—	—
Total revenue	6,134	10,580	19,964	23,634

Operating expenses:
Cost of sales	11,041	14,973	26,802	23,384
Depreciation	6,713	5,851	20,135	17,552
General and administrative	69,885	93,061	295,475	307,459
Professional fees	14,131	13,828	36,636	56,872
Total operating expenses	101,770	127,713	379,048	405,267

Loss from operations	(95,636)	(117,133)	(359,084)	(381,633)

Other income (expense):
Lease income	12,000	12,000	36,000	32,000
Interest income	520	—	549	5
Interest expense	(18,598)	(15,594)	(54,439)	(42,759)
Loss on asset purchase	—	—	—	(771,009)
Total other expense	(6,078)	(3,594)	(17,890)	(781,763)

Net loss	$(101,714)	$(120,727)	$(376,974)	$(1,163,396)

Net income (loss) per share:
Basic	(0.00)	(0.00)	(0.00)	(0.01)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding:
Basic	107,839,299	107,839,299	107,839,299	107,839,299
Diluted	$107,839,299	$107,839,299	$107,839,299	$107,839,299

The accompanying condensed notes are an integral part of these interim unaudited consolidated financial statements.

ARVANA INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the three-months and nine-months ended September 30, 2024, and September 30, 2023

(unaudited)

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total Stockholders’ Equity (Deficit)
Three months ended September 30, 2023
Balance June 30, 2023	107,845,554	$107,847	$36,377,274	$(37,283,037)	$(6,255)	$(3,336)	$(801,252)
Share-based compensation	—	—	50,542	—	—	—	50,542
Net loss	—	—	—	(120,727)	—	—	(120,727)
Balance September 30, 2023	107,845,554	$107,847	$36,427,816	$(37,403,764)	$(6,255)	$(3,336)	$(871,437)

Three months ended September 30, 2024
Balance June 30, 2024	107,845,554	$107,847	$36,595,588	$(37,832,201)	$(6,255)	$(3,336)	$(1,132,102)
Share-based compensation	—	—	45,428	—	—	—	45,428
Net loss	—	—	—	(101,714)	—	—	(101,714)
Balance September 30, 2024	107,845,554	$107,847	$36,641,016	$(37,933,915)	$(6,255)	$(3,336)	$(1,188,388)

Nine months ended September 30, 2023
Balance December 31, 2022	107,845,554	$107,847	$36,240,352	$(36,240,368)	(6,255)	$(3,336)	$104,495
Share-based compensation	—	—	187,464	—	—	—	187,464
Net loss	—	—	—	(1,163,396)	—	—	(1,163,396)
Balance September 30, 2023	107,845,554	$107,847	$36,427,816	$(37,403,764)	(6,255)	$(3,336)	$(871,437)

Nine months ended September 30, 2024
Balance December 31, 2023	107,845,554	$107,847	$36,490,304	$(37,556,941)	(6,255)	$(3,336)	$(962,126)
Share-based compensation	—	—	150,712	—	—	—	150,712
Net loss	—	—	—	(376,974)	—	—	(376,974)
Balance September 30, 2024	107,845,554	$107,847	$36,641,016	$(37,933,915)	(6,255)	$(3,336)	$(1,188,388)

The accompanying condensed notes are an integral part of these interim unaudited consolidated financial statements.

ARVANA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine-months Ended September 30, 2024, and 2023

(unaudited)

	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(376,974)	$(1,163,396)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	20,135	17,552
Share-based compensation	150,712	187,464
Loss on asset purchase	—	771,009
Increase (decrease) in:
Current assets	5,000	(8,000)
Accounts payable and accrued liabilities	11,566	44,542
Related-party payables	193,000	2,056
Net cash used in operating activities	3,439	(148,773)

Cash flows from investing activities:
Cash paid for fixed assets	—	(5,743)
Cash paid for asset acquisition	—	(50,000)
Cash acquired from asset acquisition	—	4,089
Net cash used in investing activities	—	(51,654)

Cash flows from financing activities:
Proceeds from loans payable	—	70,766
Issuance of common stock	—	—
Issuance cost	—	—
Payments on loans payable	(16,253)	(9,418)
Net cash provided by financing activities	(16,253)	61,348

Net increase (decrease) in cash	(12,814)	(139,079)
Cash and cash equivalents, beginning of year	22,071	142,365
Cash and cash equivalents, end of period	$9,257	$3,286

Supplemental disclosures of cash flow information:
Cash paid for interest	$48,685	$22,318

Non-cash investing and financing activities:
Note payable issued for asset acquisition (see Note 3)	$—	$700,000
Liabilities assumed in asset acquisition	$—	$234,904

The accompanying condensed notes are an integral part of these interim unaudited consolidated financial statements.

ARVANA INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

Basis of Presentation

The Company’s fiscal year end is December 31. The accompanying consolidated financial statements of the Company for the nine-month periods ended September 30, 2024, and 2023, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for financial information with the instructions to Form 10-Q and Regulation S-K. The consolidated interim financial statements and notes appearing in this report should be read in conjunction with our audited consolidated financial statements and related notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission (“Commission”) on April 5, 2024. Results are not necessarily indicative of those which may be achieved in future periods.

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

ARVANA INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed using the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share are computed using the weighted average number of common shares and potentially dilutive common stock equivalents, including stock options and warrants. The Company had 7,950,000 outstanding stock options at September 30, 2024, and 7,950,000 at September 30, 2023, which have been excluded from the calculation of diluted loss per share because their effects would be anti-dilutive.

ARVANA INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

Reclassifications

To conform with the current year presentation of depreciation expense the Company has reclassified depreciation of $5,851 and $17,552 from Cost of Sales included in the Operating Expenses section of the Consolidated Statements of Operations to its own line item for the three-month and nine-month periods ended September 30, 2023, respectively.

Note 2 – Going Concern

For the nine-month periods ended September 30, 2024 and September 30, 2023 the Company recognized a net loss of $376,974 and $1,163,396, respectively. The Company had a working capital deficit of $1,223,403 and an accumulated deficit of $37,933,915 as of September 30, 2024. The Company has incurred significant losses since inception. While the Company commenced revenue generating activities in the first quarter of 2023, it will require funding from outside sources to implement its business development strategy. The Company has no firm commitments for additional funding. The aggregation of these factors raises substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date these consolidated financial statements are made available. The accompanying unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets that might be necessary if the Company is unable to continue as a going concern.

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

September 30, 2024

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

Assets acquired and liabilities assumed are based on their fair values as of the Closing Date, with the excess of cost over fair value of $771,009. For the period ended December 31, 2023 the Company recorded an impairment loss of $771,009 on the excess amount. Assets acquired are as follows:

Assets:
Cash	$4,089
Trade and other receivables	5,100
Marine operating equipment	178,706
Commercial fishing license	26,000
Total assets	213,895

Liabilities:
Accounts payable	4,910
Deposits	644
Payable to affiliates	62,634
Notes payable	166,716
Total liabilities	234,904
Loss on asset acquisition:
Purchase price	750,000
Net assets and (liabilities)	(21,009)
Net loss on asset acquisition	$728,991

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

ARVANA INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(unaudited)

Note 4 – Property and Equipment

Property and equipment consist of the following:

	September 30, 2024	December 31, 2023
Marine equipment	$181,675	$181,675
Furniture and fixtures	5,672	5,672
Total	187,347	187,347
Less – accumulated depreciation	(37,391)	(23,969)
Property and equipment, net	$149,956	$163,378

Depreciation expense is $20,135 and $17,552 for the nine-month periods ended September 30, 2024 and 2023, respectively, and $6,713 and $5,851 for the three-month periods ended September 30, 2024 and 2023, respectively. Depreciation expense for the three-month and nine-month periods ended September 30, 2024 and 2023 is included in Operating Expenses on the Consolidated Statements of Operations.

Marine equipment is subject to an operating lease agreement that ends on December 31, 2025 (see Note 6).

Note 5 – Intangible Assets

The Company acquired a perpetual federal fishing license, from the acquisition of assets (see Note 3), which grants the Company access to fish in federally regulated waters off the coast of Florida. This asset is not amortized and is tested for impairment at least annually. As of September 30, 2024, and 2023, no impairment of this asset had occurred.

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

The amount of lease income recognized in Other Income is $12,000 and $36,000 for the three-month and nine-month periods ended September 30, 2024, and $12,000 and $32,000 for the three-month and nine-month periods ended June 30, 2023. Cash flows from lease payments are expected to be as follows:

Year	Lease Amount
Remainder of 2024	$12,000
2025	52,000
Total	$64,000

ARVANA INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(unaudited)

Note 7 – Notes Payable

Notes payable are as follows:

	September 30, 2024	December 31, 2023
Note payable to a bank, interest at 6.75%, due in monthly installments of principal and interest, matures August 15, 2039, secured by a boat.	$120,954	$130,212
Note payable to a bank, interest at 7.49%, due in monthly installments of principal and interest, matures March 15, 2037, secured by a boat.	13,275	20,270
Note payable to seller, interest at 7.25%, due February 3, 2025, secured by membership interest in Down 2 Fish Charters, LLC.	700,000	700,000
Note payable to majority shareholder, interest at 5.00%, matures February 22, 2025, unsecured.	300,000	—
Note payable to majority shareholder, bearing no interest, matures April 23, 2025, unsecured.	50,000	—
Note payable to majority shareholder, bearing no interest, with various maturities, unsecured.	—	112,000
Note payable to a third party, bearing no interest, matures November 9, 2024, unsecured.	33,144	33,144
Note payable to a third party, bearing no interest, matures July 16, 2024, unsecured.	10,000	10,000
Past due note payable to a third party, bearing no interest, matured March 9, 2024, unsecured.	26,000	26,000
Total notes payable	1,253,373	1,031,626
Less – current portion of notes payable	(769,145)	(79,438)
Less – current portion of related-party notes payable	(350,000)	(112,000)
Total long-term portion	$134,228	$840,188

Principal maturities of notes payable are as follows:

Year	Amount
Remainder of 2024	$77,621
2025	1,069,136
2026	9,076
2027	7,730
2028	8,287
Thereafter	81,523
Total	$1,253,373

ARVANA INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(unaudited)

Note 8 - Related-Party Transactions and Loans Payable to Stockholders

Effective September 1, 2022 the Company signed an employment agreement with its chief executive officer for $90,000 per year plus incentive stock options until year-end December 31, 2022, thereafter for $120,000 per year over the term. Subsequent to the end of the period the Board of Directors terminated the CEO’s employment for cause and appointed a new CEO on July 17, 2024. The new CEO’s compensation will be $60,000 per year beginning in August of 2024. At September 30, 2024 and December 31, 2023 accrued payroll of $0 and $30,000, respectively, is included in related-party payables.

During the year ended December 31, 2022 the Company issued 600,000 shares of common stock at the price of $0.067 with a fair value of $40,000 to settle $40,000 in accounts payable owed to a company controlled by the Company’s chief executive officer. There was no gain or loss on the settlement.

At September 30, 2024 and December 31, 2023 the Company accrued $1,200 and $1,200, respectively, to board members for services rendered. This amount is included in related-party payables.

At September 30, 2024 and December 31, 2023 the Company owed $0 and $15,000, respectively, to a company controlled by a related party for website creation, website development, and hosting services.

During the nine-month period ended September 30, 2024 and the year ended December 31, 2023 the Company recorded share-based compensation of $150,712 and $249,952, respectively, from the grant of stock options to its chief executive officer and board members.

During the nine-month period ended September 30, 2024 and the year ended December 31, 2023 the Company has repaid non-interest-bearing notes payable to related parties totaling $193,000 and $0, respectively, that were due at various dates between May 30, 2024 and January 15, 2025.

The Company has an interest bearing note payable to a related party for $300,000 due February 22, 2025.

The Company has a non-interest bearing note payable to a related party for $50,000 due April 23, 2025.

Note 9 – Common Stock

The Company has authorized 500,000,000 shares of common stock. Total shares were 107,845,554 shares issued and 107,839,299 shares outstanding as of September 30, 2024, and 107,845,554 shares issued and 107,839,299 shares outstanding as of December 31, 2023.

During the year ended December 31, 2022 the Company issued 4,800,000 shares of its restricted common stock at a price of $0.067 per share for total proceeds of $320,000. The Company incurred share issuance costs in the amount of $32,237 in relation to the share issuance.

During the year ended December 31, 2022 the Company issued 600,000 shares of common stock at the price of $0.067 to settle $40,000 of accounts payable owed to a company controlled by the Company’s chief executive officer. The Company incurred no share issuance costs in relation to the settlement.

Stockholders approved a forward stock split of the Company’s common shares on a 3-for-1 basis that was effected on April 19, 2023 to stockholders of record on March 31, 2023. All changes in the capital structure have been given retroactive effect in these financial statements.

ARVANA INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(unaudited)

Note 9 – Common Stock – (continued)

No common stock was issued during the year ended December 31, 2023.

During the nine-month period ended September 30, 2024 the Company issued 12,500,000 shares of restricted common stock at an approximate price of $0.008 per share as part of executing a consulting services agreement with the majority stockholder. The Company accounts for share-based compensation awards in accordance with the provisions of ASC 718, which addresses the accounting for equity-based compensation arrangements and requires that the cost of all equity-based compensation arrangements be reflected in the financial statements over the vesting period based on the estimated fair value of the awards. Subsequent to the end of the reporting period the Board of Directors approved the decision to exercise the claw-back provision included in the consulting services agreement for all 12,500,000 shares of restricted common stock.

Note 10 – Stock Options

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

At December 31, 2022 the Company had 7,950,000 options outstanding with vesting periods of 2-5 years and exercise prices of approximately $0.09 per share. 600,000 options were forfeited by former members of the board of directors during the nine-month period ended September 30, 2024. Total share-based compensation is $150,712 for the nine-month period ended September 30, 2024 and $249,952 for the year ended December 31, 2023. The Company will recognize the remaining share-based compensation of $201,909 as follows:

Year	Amount
Remainder of 2024	$45,428
2025	151,848
2026	2,527
2027	2,106
Total	$201,909

Note 11 - Subsequent Events

The Company evaluated its September 30, 2024 financial statements for subsequent events through the date the financial statements were issued. No significant events occurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATIONS

As used herein the terms "Arvana," "we," "our," and "us" refer to Arvana Inc., its subsidiary, and its predecessor, unless context indicates otherwise. Any distinct references to Down2Fish or D2F refer to Down 2 Fish Charters, LLC, a wholly owned subsidiary of Arvana.

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

Our fiscal year end is December 31. All information presented herein is based on the three-month and nine-month periods ended September 30, 2024 and September 30, 2023.

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

Arvana’s office is located at 299 Main Street, 13th Floor, Salt Lake City, Utah 84111 and our telephone number is (702) 899-1072.

AA Registered Agents—located at 4869 Nightwood Court, Las Vegas, Nevada 89149—is our registered agent in the State of Nevada.

Arvana is traded on the OTC Markets Group, Inc.’s Pink Sheets Current Information market platform under the symbol “AVNI.”

While Arvana operates its fishing charter business it has continued to seek business opportunities in real estate development. On December 12, 2023, Arvana announced a non-binding memorandum of understanding to acquire a Nevada-based company which is intent on expanding its specialty use concept to acquire and repurpose vacant shopping malls, outlet locations, and big box stores to attract new tenants from targeted industries that offer goods or services that are not available online. The parties have ended their discussions of the proposed transaction, and management is evaluating alternative options for pursuing this business model.

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

Results of Operations

During the nine-month period ended September 30, 2024 Arvana raised capital to sustain operations, maintained its charter fishing business, and evaluated other business opportunities.

Our results of operations for the three-month and nine-month periods ended September 30, 2024, as compared to the three-month and nine-month periods ended September 30, 2023, were as follows below:

	Three months ended September 30		Nine months ended June 30
	2024	2023	2024	2023
Revenue	$6,134	$10,580	$19,964	$23,634
Operating expenses	101,770	127,713	379,048	405,267
Loss from operations	(95,636)	(117,133)	(359,084)	(381,633)
Other income (expense)	(6,078)	(3,594)	(17,890)	(781,763)
Net loss	$(101,714)	$(120,727)	$(376,974)	$(1,163,396)

Revenue

Charter revenue from operations for the three-month period ended September 30, 2024 is $6,134 as compared to $10,580 for the comparable three-month period ended September 30, 2023, a decrease of 42.0%, and as compared to $13,830 for the three-month period ended June 30, 2024. Charter revenue from operations for the nine-month period ended September 30, 2024 is $19,964 as compared to $23,634 for the comparable nine-month period ended September 30, 2023, a decrease of 15.5%, and as compared to $13,830 for the three-month period ended June 30, 2024. Revenue is comprised of fishing charter services.

We expect charter revenue to taper off in the fourth quarter of 2024 as the fishing season comes to an end.

Operating Expenses

Operating expenses for the three-month period ended September 30, 2024 are $101,770 as compared to $127,713 for the three-month period ended September 30, 2023, a decrease of 20.3%, and as compared to $152,239 for the three-month period ended June 30, 2024, a decrease of 33.2%. Operating expenses for the nine-month period ended September 30, 2024 are $379,048 as compared to $405,267 for the nine-month period ended September 30, 2023, a decrease of 6.5%. The changes in operating expenses over the comparative periods are attributed to reductions in general and administrative expenses including share- based compensation, executive payroll, and auditing expenses.

We expect operating expenses to increase in future periods as our business development strategies are implemented while auditing and accounting professional fees are expected to increase over the next year.

Other Expense

Other expense for the three-month period ended September 30, 2024 is $6,078 as compared to other expense of $4,522 for the three-month period ended September 30, 2023, and as compared to other expense of $7,414 for the three-month period ended June 30, 2024. Other expense for the nine-month period ended September 30, 2024 is $17,890 as compared to other expense of $781,763 for the nine-month period ended September 30, 2023. The decrease in other expense over the comparative periods can be primarily attributed to the loss recognized with the acquisition of Down2Fish and interest expense offset by lease income realized in the current period.

We expect to continue to recognize other expense in future periods as debt instruments tied to the fishing charter vessels continue to incur interest and depreciation of our vessels continues.

Net Loss

Net loss for the three-month period ended September 30, 2024 is $101,714 compared to net loss of $120,727 for the three-month period ended September 30, 2023, a decrease of 15.7%. Net loss for the nine-month period ended September 30, 2024 is $376,974 compared to net loss of $1,163,396 for the nine-month period ended September 30, 2023, a decrease of 67.6%. The change in net loss over the comparative periods can be primarily attributed to a decrease in losses from operating expenses and the loss recognized on the asset purchase of Down2Fish, offset by the realization of revenue from charter boat services and other income that is generated through a lease of the charter vessels.

We expect to continue to realize net losses from operations over the next twelve months as management works to implement its business model.

Capital Expenditures

We expended no amounts on capital expenditures during the three-month or nine-month periods ended September 30, 2024 and September 30, 2023.

Liquidity and Capital Resources

Since inception we have experienced significant changes in liquidity, capital resources, and stockholders' equity (deficit).

We had current assets of $9,357 as of September 30, 2024 consisting of cash and a bond as compared to current assets of $16,386 as of September 30, 2023 consisting of cash and a bond, and as compared to current assets of $27,171 as of December 31, 2023 consisting of cash and a bond. Total assets were $178,600 as of September 30, 2024 consisting of current assets, property, equipment, and intangible assets as compared to total assets of $209,283 as of September 30, 2023 consisting of current assets, property, equipment, and intangible assets, and as compared to $216,549 as of December 31, 2023 consisting of current assets, property, equipment, and intangible assets.

We had current liabilities of $1,232,760 as of September 30, 2024 consisting of accounts payable, related- party payables, and the current portion of long-term debt as compared to current liabilities of $201,136 as of September 30, 2023 consisting of accounts payable, related-party payables, and the current portion of long-term debt, and as compared to current liabilities of $338,487 as of December 31, 2023 consisting of accounts payable, related-party payables, and the current portion of long-term debt. Total liabilities were $1,366,988 as of September 30, 2024 consisting of current liabilities and notes payable net of current portion as compared to total liabilities of $1,080,720 as of September 30, 2023 consisting of current liabilities and notes payable net of current portion, and as compared to total liabilities of $1,178,675 as of December 31, 2023 consisting of current liabilities and notes payable net of current portion. The increase in current liabilities in the nine-month period ended September 30, 2024 is attributed to the transition of long-term debt due in connection with the acquisition of Down2Fish to current liabilities from the year ended December 31, 2023 in which it was classified as a long-term liability.

We had a working capital deficit of $1,223,403 as of September 30, 2024 as compared to a working capital deficit of $184,750 as of September 30, 2023, and as compared to a working capital deficit of $311,316 as of December 31, 2023. The increase in these deficits is primarily attributed to the transition of long-term debt due in connection with the acquisition of Down2Fish to current liabilities from the year ended December 31, 2023 in which it was classified as a long-term liability.

Net stockholders' deficit in Arvana is $1,188,052 as of September 30, 2024 as compared to a net stockholders' deficit of $871,437 as of September 30, 2023, and as compared to a net stockholders' deficit of $962,126 as of December 31, 2023.

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine-month period ended September 30, 2024 is $3,439 as compared to net cash used in operating activities of $148,773 for the nine-month period ended September 30, 2023. Net cash used in operating activities can be attributed to book expense items that do not affect the total amount relative to actual cash used such as depreciation expense, share-based compensation, and loss on asset purchase. Balance sheet accounts that affect cash but are not income statement related items that are added or deducted to arrive at net cash used in operating activities include current assets, accounts payable, and related-party payables.

We expect to continue to have net cash flow used in operating activities over the next twelve months or until such time as Arvana generates sufficient revenue from operations to sustain the costs of operations.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine-month period ended September 30, 2024 is $0 as compared to net cash used in investing activities of $51,654 for the nine-month period ended September 30, 2023.

We expect to use net cash in investing activities in the near term as investment will be required of us in connection with the expansion our fishing charter business.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine-month period ended September 30, 2024 is $16,253 as compared to net cash provided by financing activities of $61,348 for the nine-month period ended September 30, 2023. Net cash used in financing activities in the nine-month period ended September 30, 2024 is attributed to payments on loans payable. Net cash provided by financing activities in the nine- month period ended September 30, 2023 is attributed to the proceeds of loans payable offset by payments on loans payable.

We expect to continue to use net cash provided by financing activities over the next twelve months generated through additional private equity placements, public offerings, or private debt to fund continued expansion of our business.

Arvana’s assets are insufficient as of September 30, 2024 to implement its plan of operation to expand its business operations. We anticipate conducting another private equity offering to meet our objectives and may seek additional loans in the short term to sustain operations. Management is confident that its efforts to realize additional funding will be successful.

Arvana does not intend to pay cash dividends in the foreseeable future.

Arvana had no lines of credit or other bank financing arrangements as of September 30, 2024.

Arvana had no commitments for future capital expenditures at September 30, 2024.

Arvana has no current plans for the purchase or sale of any plant or equipment.

Arvana has adopted the Arvana Inc. 2022 Stock Incentive Plan and had an employment agreement with its executive officer whose employment was terminated effective July 17, 2024. The former executive officer did not exercise his vested options within the required 30-day period resulting in the forfeiture of the options. Two members of the Board of Directors were removed effective July 17, 2024. Neither of these members exercised their options within the 30-day period resulting in the forfeiture of their vested options.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In connection with the preparation of this quarterly report an evaluation was carried out by Arvana’s management, with the participation of the chief executive officer and the acting chief financial officer, of the effectiveness of Arvana’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d 15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2024. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including its chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2024, that materially affected, or are reasonably likely to materially affect, Arvana’s internal control over financial reporting.

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

ITEM 6. OTHER INFORMATION

During the three months ended September 30, 2024 no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of Arvana has adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 7. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 25 of this Form 10-Q and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARVANA INC.

Date:	November 25, 2024

By:	/s/ James Kim
James Kim, Chief Executive Officer and acting Chief Financial Officer

 INDEX TO EXHIBITS

S-K Number	Description
2.1	Business Purchase Agreement filed with the Commission as an exhibit to Form 8-K on November 16, 2022.
3.1	Articles of Incorporation filed with the Commission as an exhibit to Form 10-SB on May 24, 2000.
3.1.1	Amended and Restated Articles of Incorporation filed with the Commission as an exhibit to Form 8-K on October 12, 2010.
3.1.2	Amended and Restated Articles of Incorporation filed with the Commission as an exhibit to Schedule 14C on February 2, 2021.
3.2	Amended and Restated Bylaws filed with the Commission as exhibit to Form 10-SB on May 24, 2000.
10.1	Arvana 2022 Stock Incentive Plan dated September 30, 2022, filed with the Commission as an exhibit to Form 10-Q on November 22, 2022.
10.2	Employment Agreement dated September 1, 2022, filed with the Commission as an exhibit on Form 10-Q on November 22, 2022.
10.3	Business Purchase Agreement dated November 16, 2022, filed with the Commission as an exhibit on Form 8-K on November 16, 2022.
21	Subsidiaries filed with the Commission on Form 8-K on February 3, 2023.
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (attached).
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached).
99.1	Audited financial statements of Down 2 Fish Charters LLC as of and for the fiscal years ended December 31, 2021, and 2020 filed with the Commission on February 3, 2023.
99.2	Unaudited financial statements of Down 2 Fish Charters LLC as of and for the three and nine-month periods ended September 30, 2022, and 2021 filed with the Commission on February 3, 2023.
99.3	Unaudited Pro Forma Combined Financial Statements as of and for the fiscal year ended December 31, 2021, and September 30, 2022, filed with the Commission on February 3, 2023.
101.INS(1)	XBRL Instance Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase
101.DEF(1)	XBRL Taxonomy Extension Label Linkbase
101.CAL(1)	XBRL Taxonomy Extension Label Linkbase
101.SCH(1)	XB RL Taxonomy Extension Label Linkbase
(1)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

