Form 10-Q/A
period 2024-03-31
ARVANA INC
filed 2025-07-15
CIK 1113313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15D OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____TO_____.

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

N/A

(Former name, former address, and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 is being filed to restate the Company’s previously issued condensed consolidated financial statements. The restatement corrects errors related to capitalization of website development costs, accrual of professional fees, and stock-based compensation. As a result, previously reported financial results for the three months ended March 31, 2024, and related prior periods have been revised. Investors should no longer rely on the previous financial statements and related disclosures contained in the Original Form 10-Q. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and such files).

Yes ☒ No ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock, par value $0.001 (the only class of voting stock) on July 11, 2025 was 107,845,554.

1

PART I

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Non-Reliance on Previously Issued Financial Statements

The Company previously filed a Form 10-Q containing financial statements that were not audited by the Company’s independent auditor. The Company concluded these financial statements, as restated, materially impact the previously issued financial statements relating to the three months ended March 31, 2024.

The following unaudited condensed consolidated financial statements have been restated to correct errors identified in the Company’s previously filed Quarterly Report on Form 10-Q for the three months ended March 31, 2024:

•	Condensed Consolidated Balance Sheets as of March 31, 2024 (Unaudited and Restated) and December 31, 2023 (Audited)
•	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2024 and 2023 (Unaudited and Restated)
•	Condensed Consolidated Statements of Stockholders’ Deficit for the Three Months Ended March 31, 2024 and 2023 (Unaudited and Restated)
•	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2024 and 2023 (Unaudited and Restated)
•	Notes to Condensed Consolidated Financial Statements for the Three Months Ended March 31, 2024 and 2023 (Unaudited and Restated), including Note 12 – Restatements

Arvana Inc.

Condensed Consolidated Balance Sheets

As of March 31, 2024 and December 31, 2023

(Unaudited and Restated)

	March 31,	December 31,
	2024	2023
ASSETS	(Restated)	(Audited)
Current Assets:
Cash and Cash Equivalents	$133,793	$22,071
Other Current Assets	5,100	5,100
Total Current Assets	138,893	27,171
Non-Current Assets:
Property and Equipment, Net	156,666	163,378
Intangible Assets, Net	26,000	26,000
Total Non-Current Assets	182,666	189,378
Total Assets	$321,559	$216,549

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$25,221	$100,849
Deferred Revenue	8,000	—
Other Current Liabilities	758	—
Related-Party Payables (Note 8)	107,626	46,200
Current Portion of Notes Payable (Note 7)	17,621	79,438
Current Portion of Related-Party Notes Payable	—	112,000
Total Current Liabilities	159,226	338,487
Long-Term Liabilities:
Notes Payable, Net of Current Portion	124,202	840,188
Related-Party Notes Payable, Net of Current Portion	1,060,644	—
Total Long-Term Liabilities	1,184,846	840,188
Total Liabilities	1,344,072	1,178,675
Stockholders' Deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized, 107,845,554 issued and outstanding at March 31, 2024, and 107,845,554 issued and 107,839,299 outstanding at December 31, 2023, respectively	107,847	107,847
Additional Paid-in Capital	36,573,310	36,490,304
Accumulated Deficit	(37,703,670)	(37,556,941)
Total Stockholders' Deficit Before Treasury Stock	(1,022,513)	(958,790)
Less: Treasury Stock (0 shares and 6,255 shares at cost)	—	(3,336)
Total Stockholders' Deficit	(1,022,513)	(962,126)
Total Liabilities and Stockholders' Deficit	$321,559	$216,549

The accompanying notes are an integral part of these interim unaudited consolidated financial statements

Arvana Inc.

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2024 and 2023

(Unaudited and Restated)

	Three Months Ended
	March 31,
	2024	2023
	(Restated)
Revenue:
Lease Revenue	$12,000	$8,000
Total Revenue	12,000	8,000
Cost of Services	4,621	6,110
Gross Profit	7,379	1,890

Operating Expenses:
Depreciation Expense	6,712	5,850
General and Administrative	105,972	106,330
Professional Fees	1,210	36,463
Total Operating Expenses	113,894	148,643

Operating Loss	(106,515)	(146,753)

Other Income and Expenses:
Interest Income	24	4
Interest Expense	(17,223)	(10,642)
Loss on Asset Purchase	—	(771,009)
Total Other Income and Expenses	(17,199)	(781,647)

Net Loss	$(123,714)	$(928,400)

Net Loss Per Share:
Basic	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.01)

Weighted Average Shares Outstanding:
Basic	107,845,554	107,839,299
Diluted	107,845,554	107,839,299

The accompanying notes are an integral part of these interim unaudited consolidated financial statements

Arvana Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three Months Ended March 31, 2024 and 2023

(Unaudited and Restated)

			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit
Three Months Ended March 31, 2023
Balance December 31, 2022	107,845,554	$107,847	$36,240,352	$(36,240,368)	(6,255)	$(3,336)	$104,495
Stock-Based Compensation	—	—	74,434	—	—	—	74,434
Net Loss	—	—	—	(928,400)	—	—	(928,400)
Balance March 31, 2023	107,845,554	$107,847	$36,314,786	$(37,168,768)	(6,255)	$(3,336)	$(749,471)

Three Months Ended March 31, 2024 (Restated)
Balance December 31, 2023	107,845,554	$107,847	$36,490,304	$(37,556,941)	(6,255)	$(3,336)	$(962,126)
Restatement Adjustment	—	—	23,015	(23,015)	—	—	—
Reissued Treasury Shares	—	—	(3,336)	—	6,255	3,336	—
Stock-Based Compensation	—	—	63,327	—	—	—	63,327
Net Loss	—	—	—	(123,714)	—	—	(123,714)
Balance March 31, 2024	107,845,554	$107,847	$36,573,310	$(37,703,670)	—	$—	$(1,022,513)

The accompanying notes are an integral part of these interim unaudited consolidated financial statements

Arvana Inc.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2024 and 2023

(Unaudited and Restated)

	Three Months Ended
	March 31,
	2024	2023
	(Restated)
Cash Flows from Operating Activities:
Net Loss	$(123,714)	$(928,400)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	6,712	5,850
Stock-based compensation	63,327	74,434
Loss on asset purchase	—	771,009
Change in accounts payable	(75,628)	18,792
Change in deferred revenue	8,000	4,000
Change in other current liabilities	758	—
Change in related-party payables	52,926	10,200
Net cash used in operating activities	(67,619)	(44,115)

Cash Flows from Investing Activities:
Cash paid for asset acquisition	—	(50,000)
Cash acquired from asset acquisition	—	4,089
Net cash used in investing activities	—	(45,911)

Cash Flows from Financing Activities:
Proceeds from related-party notes payable	320,000	—
Repayments of notes payable	(8,659)	(777)
Repayments of related-party notes payable	(132,000)	—
Net cash provided by (used in) financing activities	179,341	(777)

Net increase (decrease) in cash	111,722	(90,803)
Cash and cash equivalents, beginning of year	22,071	142,365
Cash and cash equivalents, end of period	$133,793	$51,562

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,196	$2,856

Non-Cash Investing and Financing Activities:
Note payable issued for asset acquisition (Note 3)	$—	$700,000
Liabilities assumed in asset acquisition (Note 3)	$—	$234,904

The accompanying notes are an integral part of these interim unaudited consolidated financial statements

Note 1 – Organization and Summary of Significant Accounting Policies

Organization

Arvana Inc. (the “Company”) was incorporated in the State of Nevada on June 16, 1977, as Turinco, Inc. On July 24, 2006, the Company changed its name to Arvana Inc. to reflect the acquisition of a telecommunications business. The Company discontinued its telecommunications operations as of December 31, 2009.

On February 3, 2023, the Company acquired Down 2 Fish Charters, LLC, which was organized in the State of Florida on April 1, 2019. Down2Fish operates a Florida based fishing charter business offering a range of curated maritime adventures including inshore, offshore, and custom charters for fishing enthusiasts, nature lovers, and tourists. The business is operated from a private dock in Palmetto, Florida that services the Tampa Bay area in addition to St Petersburg, Sarasota, Venice, Port Charlotte, and Clearwater. Down2Fish generates its revenue from the sale and provision of fishing charter services as well as the lease of Down2Fish’s marine equipment.

Basis of Presentation

The Company’s fiscal year ends on December 31. The accompanying unaudited consolidated financial statements for the three months ended March 31, 2024 and 2023 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These interim consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission (“SEC”) on April 5, 2024. The results of operations for interim periods are not necessarily indicative of results that may be achieved for the full fiscal year or any other future periods.

The results for the three months ended March 31, 2024 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2024 and for the related periods are presented.

Use of Estimates

The preparation of unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates include the recognition and measurement of deferred tax assets and the evaluation of unrecognized deductible temporary tax differences.

Financial Instruments

The Company’s financial instruments consist primarily of cash, a government-issued bond, accounts payable, notes payable to related parties, other amounts due to related parties, and notes payable to financial institutions. The carrying amounts of cash, the government-issued bond, accounts payable, and other amounts due to related parties approximate their fair values due to their short-term maturities.

Notes payable to related parties and financial institutions consist of both short-term and long-term borrowings. The fair value of these notes payable approximates their carrying amounts because the interest rates approximate current market rates or because these instruments are carried at amounts reflecting current borrowing terms.

Note 1 – Organization and Summary of Significant Accounting Policies – (continued)

Concentration of Credit Risk

The Company maintains cash deposits at financial institutions in accounts that may at times exceed federally insured limits. At March 31, 2024 and December 31, 2023, the Company did not have any cash balances in excess of insured FDIC limits. The Company has not experienced any losses on such accounts, and believes it is not exposed to any significant credit risks.

Income Taxes

A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry-forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the judgment of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates in effect during the periods in which those temporary differences are expected to reverse.

Stock Split

On February 21, 2023, the Company’s stockholders approved a 3-for-1 forward stock split of the common shares. The stock split was filed with the Nevada Secretary of State effective March 31, 2023, and was reflected in the market through the Financial Industry Regulatory Authority (FINRA) on April 19, 2023. All references in these financial statements to common stock, share counts, and per-share amounts have been retroactively adjusted to reflect the stock split.

Stock-Based Compensation

The Company accounts for all share-based payments to employees and non-employees under ASC 718, Compensation—Stock Compensation, which requires that the value of the award be established at the date of grant and then expensed over the vesting period of the grant. The method of determining the fair value of share-based payments depends on the type of award. Stock-based compensation expense is included in general and administrative expenses on the statement of operations.

For share-based awards which are fully vested and non-forfeitable at the grant date, the cost is measured and recognized at that date.

For share-based awards vesting over a certain service period with no market conditions, the cost is valued using the Black-Scholes option pricing model based on inputs determined for the grant date. Once the per-share fair value on the grant date is established, the award is expensed over a weighted-average service period for the entire award using the straight-line method (also referred to as the single-award method).

In accordance with the provisions of ASC 718, the Company has elected to account for forfeitures of options when such forfeitures occur rather than estimating forfeitures at the grant date. Therefore, the Company records stock-based compensation expense assuming all option holders will complete the requisite service period for the options to fully vest, and then an adjustment is recorded in the period during which forfeitures occur. Compensation cost is not reversed for stock options that have vested prior to forfeiture.

Note 1 – Organization and Summary of Significant Accounting Policies – (continued)

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed using the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share are computed using the weighted average number of common shares and potentially dilutive common stock equivalents, including stock options and warrants. The Company had 7,950,000 outstanding stock options at March 31, 2024 and 7,950,000 at March 31, 2023, which have been excluded from the calculation of diluted loss per share because their effects would be anti-dilutive due to net losses in both periods.

Recently Issued Accounting Pronouncements Adopted by the Company

In June 2016 the FASB issued ASU 2016-13 Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 is intended to provide financial statement users with more decision-useful information about expected credit losses on financial instruments and other commitments and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company adopted ASU 2016-13 effective January 1, 2023, which adoption has not had a material effect on its financial statements.

Reclassifications

To conform with the current year presentation on the statement of operations, the Company made the following reclassifications for the three months ended March 31, 2023:

•	Lease Revenue: $8,000 was reclassified from other income and expenses to revenue.
•	Cost of Services: $6,110 was reclassified from operating expenses to cost of services and included in gross profit. These expenses were previously included in general and administrative expenses.
•	Depreciation: $5,850 was reclassified from other income and expenses to operating expenses.

These reclassifications had no impact on net loss, total assets, or total liabilities for the period presented.

To conform with the current year presentation on the statement of cash flows, the Company reclassified $10,200 related to the change in related-party payables from financing activities to operating activities for the three months ended March 31, 2023. This reclassification had no impact on the net change in cash or the ending balance of cash and cash equivalents for the period presented.

Note 2 – Going Concern

The Company incurred a net loss of $123,714 and $928,400 for the three months ended March 31, 2024 and 2023, respectively, and a net loss of $1,316,573 for the year ended December 31, 2023. The Company had a working capital deficit of $20,333 and an accumulated deficit of $37,703,670 as of March 31, 2024. The Company has incurred significant losses since inception and will require additional funding from external sources to further implement its business development strategy. Currently, the Company has no firm commitments for such funding. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date these consolidated financial statements are issued. The accompanying financial statements do not include any adjustments relating to the recoverability or classification of recorded assets or liabilities that may result from this uncertainty.

Note 3 – Asset Acquisition

On February 3, 2023 (“Closing Date”), the Company acquired the assets and assumed the liabilities of Down 2 Fish Charters, LLC, a limited liability company organized under the laws of Florida, which operates a charter fishing business. On the Closing Date, the Company paid $50,000 in cash and issued a note for $700,000 for total consideration of $750,000. The Company’s consolidated statements of operations from the Closing Date through December 31, 2023 indicate a net loss of $1,316,573.

Assets acquired and liabilities assumed were recorded at their estimated fair values as of the Closing Date under the acquisition method of accounting. The estimated fair values of certain assets and liabilities including long-lived assets require judgment and assumptions. Adjustments may be made to these estimates during the measurement period and those adjustments could be material.

Assets acquired and liabilities assumed are based on their fair values as of the Closing Date, with the excess of cost over fair value of $771,009. For the period ended December 31, 2023, the Company recorded an impairment loss of $771,009 on the excess amount. Assets acquired and liabilities assumed are as follows:

Assets:
Cash and Cash Equivalents	$4,089
Trade and Other Receivables	5,100
Marine Operating Equipment	178,706
Commercial Fishing License	26,000
Total Assets	213,895

Liabilities:
Accounts Payable	4,910
Customer Deposits	644
Notes Payable	166,716
Related-Party Notes Payable	62,634
Total Liabilities	234,904

Loss on Asset Acquisition:
Purchase Price	750,000
Excess of Liabilities Assumed Over Assets Acquired	21,009
Net Loss on Asset Acquisition	$771,009

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

Note 4 – Property and Equipment

Property and equipment consist of the following:

	March 31,	December 31,
	2024	2023
Marine Equipment	$181,675	$181,675
Furniture and Fixtures	5,672	5,672
Total Property and Equipment	187,347	187,347
Less: Accumulated Depreciation	(30,681)	(23,969)
Property and Equipment, Net	$156,666	$163,378

Depreciation expense was $6,712 and $5,850 for the three months ended March 31, 2024 and 2023. Depreciation expense for the three months ended March 31, 2024 and 2023 is included in operating expenses on the Consolidated Statements of Operations.

Marine equipment is subject to an operating lease agreement ending on December 31, 2025. See Note 6 for more information.

Note 5 – Intangible Assets

The Company acquired a perpetual federal fishing license as part of the acquisition of Down2Fish’s assets (see Note 3 for more information), which grants the Company access to fish in federally regulated waters off the coast of Florida. This asset is not amortized and is tested for impairment at least annually. As of March 31, 2024 and 2023, the Company determined no impairment of this asset had occurred.

The Company maintains a website and capitalizes website development costs under ASC 350-50, Website Development Costs. In December 2023, the Company capitalized $10,000 of website development costs and then wrote off the capitalized asset as a $10,000 impairment loss in December 2023 because the website was discontinued and replaced with a new website placed in service in April 2024. The impairment loss was included in general and administrative expenses for the year ended December 31, 2023.

Note 6 – Leases (Company as Lessor)

The Company leases marine equipment to a related party in an operating lease arrangement. The lease commenced on January 1, 2023 and ends December 31, 2025. The agreement provides for fixed minimum monthly lease payments of $4,000 for the term of the agreement. At the end of the term any additional lease payment due will be calculated and paid. The lessee’s right to use the marine equipment is limited to periods when the equipment is not in use by the Company. There is no option to purchase the equipment as part of the agreement, and the Company expects to recoup the full value of the equipment upon its eventual sale. The Company manages risk by requiring the lessee to indemnify the Company in the event of loss to property or persons.

Note 6 – Leases (Company as Lessor) – (continued)

Lease income was $12,000 and $8,000 for the three months ended March 31, 2024 and 2023. Lease income is included in revenue on the Consolidated Statements of Operations. Future lease payments expected to be received under this related-party lease are as follows:

Year	Amount
Remainder of 2024	$36,000
2025	52,000
Total	$88,000

Note 7 – Notes Payable

Notes payable are as follows:

	March 31,	December 31,
	2024	2023
Note payable to a bank, interest at 6.75%, due in monthly installments of principal and interest, matures August 15, 2039, secured by a boat.	$123,844	$130,212
Note payable to a bank, interest at 7.49%, due in monthly installments of principal and interest, matures March 15, 2037, secured by a boat.	17,979	20,270
Note payable to seller (a related party), interest at 7.25%, due August 15, 2025, secured by membership interest in Down 2 Fish Charters, LLC.	700,000	700,000
Note payable to majority shareholder, interest at 5.00%, matures January 31, 2026, unsecured.	300,000	—
Note payable to majority shareholder, bearing no interest, with various maturities, unsecured.	—	112,000
Note payable to a related party, bearing no interest, matures December 31, 2025, unsecured.	24,644	33,144
Note payable to a related party, bearing no interest, matures December 31, 2025, unsecured.	10,000	10,000
Note payable to a related party, bearing no interest, matures December 31, 2025, unsecured.	26,000	26,000
Total Notes Payable	1,202,467	1,031,626
Less: Current Portion of Notes Payable	(17,621)	(79,438)
Less: Current Portion of Related-Party Notes Payable	—	(112,000)
Notes Payable, Net of Current Portion	$1,184,846	$840,188

Note 7 – Notes Payable – (continued)

Principal maturities of notes payable are as follows:

Year	Amount
Remainder of 2024	$14,539
2025	773,159
2026	308,199
2027	7,120
2028	7,597
Thereafter	91,853
Total	$1,202,467

Note 8 – Related-Party Transactions and Notes Payable to Stockholders

Effective September 1, 2022, the Company signed an employment agreement with its Chief Executive Officer at the time for $90,000 per year plus incentive stock options until year-end December 31, 2022, and thereafter for $120,000 per year over the term. Subsequent to the end of the reporting period, the Board of Directors terminated the CEO’s employment for cause and then appointed a new CEO on July 17, 2024. The new CEO’s compensation is $60,000 per year beginning in July of 2024. At March 31, 2024 and December 31, 2023, accrued payroll of $30,000 and $30,000 is included in related-party payables.

During the year ended December 31, 2022, the Company issued 600,000 shares of common stock at a price of $0.067 with a fair value of $40,000 to settle $40,000 in accounts payable owed to a company controlled by the Company’s Chief Executive Officer at the time. No gain or loss was recognized on the settlement, and no share-issuance costs were incurred.

At March 31, 2024 and December 31, 2023, the Company included $800 and $1,200 in related-party payables for accrued fees owed to board members for services rendered.

At March 31, 2024 and December 31, 2023, the Company owed $0 and $15,000 to a company controlled by a related party for website creation, website development, and web hosting services. These amounts are included in related-party payables.

During the three months ended March 31, 2024 and the year ended December 31, 2023, the Company recorded stock-based compensation of $63,327 and $249,952 for the grant of stock options to its Chief Executive Officer, board members, and other parties. See Note 10 for more information.

During the three months ended March 31, 2024 and the year ended December 31, 2023, the Company has repaid non-interest-bearing notes payable to related parties totaling $132,000 and $0 which were due at various dates between May 30, 2024 and January 15, 2025.

The Company has an interest-bearing note payable to a related party for $300,000 with an original due date of February 22, 2025 which has been extended, by mutual agreement, to January 31, 2026.

Note 8 – Related-Party Transactions and Notes Payable to Stockholders – (continued)

Subsequent to the issuance of the previous financial statements, the Company executed a series of amendments to promissory notes with various parties to modify the terms of the notes including extensions of their respective maturity dates (see Note 7 for more information). The terms of the amended agreement for one promissory note related to the purchase of Down2Fish, with a principal amount of $700,000, resulted in the issuance of 500,000 restricted shares of common stock to the seller of Down2Fish to hold as additional collateral for the fulfillment of the note. As a result of the share issuance, the seller became a related party to the Company, and certain other parties became related parties due to ownership attribution. The restated financial statements have been updated to reflect the reclassification of the relevant promissory notes from long-term notes payable to related-party notes payable, and corresponding adjustments were also made to the current portion of long-term notes payable and current portion of related-party notes payable to reflect the amended terms of the notes.

Note 9 – Common Stock

The Company is authorized to issue 500,000,000 shares of common stock. As of March 31, 2024, a total of 107,845,554 shares were issued and outstanding. As of December 31, 2023, 107,845,554 shares were issued, of which 107,839,299 shares were outstanding and 6,255 shares were classified as treasury stock.

During the year ended December 31, 2022, the Company issued 4,800,000 shares of its restricted common stock at a price of $0.067 per share for total gross proceeds of $320,000. The Company incurred $32,237 in share issuance costs related to this transaction.

During the year ended December 31, 2022, the Company issued 600,000 shares of common stock at a price of $0.067 with a fair value of $40,000 to settle accounts payable of $40,000 owed to a company controlled by the Company’s Chief Executive Officer at the time. No gain or loss was recognized on the settlement, and no share-issuance costs were incurred.

On April 19, 2023, the Company effected a 3-for-1 forward stock split for shareholders of record as of March 31, 2023. All share and per-share data have been retroactively adjusted to reflect the impact of the stock split in all periods presented.

Subsequent to the issuance of the previous financial statements, the Company conducted an examination of its stock records and determined 6,255 shares previously reported as treasury stock were no longer held by the Company as of January 1, 2024. The Company concluded the shares were reissued in a prior period, and the impact is immaterial. The Company has removed the 6,255 shares from treasury stock and made a corresponding adjustment to additional paid-in capital. The impact of this adjustment is immaterial, and it did not affect net loss or cash flows in any period presented.

No other shares of common stock were issued during the three months ended March 31, 2024 or the year ended December 31, 2023.

Note 10 – Stock Options

The Company adopted the 2022 Stock Incentive Plan (the “Plan”) effective September 30, 2022. The Plan provides for awards of stock options and restricted stock to officers, directors, key employees, and consultants. Under the Plan option prices are set by the Compensation Committee and may not be less than the fair market value of the stock on the grant date. The Company accounts for stock-based compensation awards in accordance with the provisions of ASC 718, Compensation—Stock Compensation, which addresses the accounting for employee stock options and requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements over the vesting period based on the estimated fair value of the awards.

At March 31, 2024 and December 31, 2023, the Company had 7,950,000 options outstanding with vesting periods ranging from 2 to 5 years and exercise prices of approximately $0.087 per share. Subsequent to the end of the reporting period, a total of 1,800,000 options—consisting of 810,000 vested options and 990,000 unvested options—were forfeited by the former Chief Executive Officer and a former member of the board. In addition, the Board of Directors approved a resolution to modify the terms of the options granted to the former Chief Executive Officer to cancel any vested options not exercised within 30 days of termination for cause. The Company accounts for forfeitures when they occur; accordingly, a reduction in stock-based compensation expense of $59,602 will be recorded in the three months ending September 30, 2024.

Subsequent to the issuance of the previous financial statements, the Company conducted an examination of its accounting policies for stock-based compensation and determined certain awards were not properly expensed in prior periods due to the application of incorrect vesting periods and other computational errors. As a result, the cumulative stock-based compensation expense was understated by $23,015. In accordance with ASC 250-10-45-23, the Company has corrected this error by recording an adjustment to retained earnings as of January 1, 2024.

Total stock-based compensation was $63,327 for the three months ended March 31, 2024, and $249,952 for the year ended December 31, 2023. The Company will recognize the remaining $248,172 as follows:

Year	Amount
Q2 2024	$63,327
Q3 2024	(13,800)
Q4 2024	45,801
2025	148,329
2026	2,527
2027	1,988
Total	$248,172

Note 11 – Subsequent Events

The Company evaluated its March 31, 2024, financial statements for subsequent events through May 9, 2024, the date the financial statements were originally issued.

On April 4, 2024, the Company, and the holder of the note payable to seller in connection with the purchase of the D2F paid the annual interest payment due to seller.

On April 25, 2024, the Company issued a note payable to a related party in the amount of $50,000. The note bears interest at 5% and is due on April 23, 2025.

Note 12 – Restatements

Per ASC 250-10, Accounting Changes and Error Corrections, the Company’s condensed consolidated financial statements were restated to include changes and corrections made to reflect accounting principles in accordance with U.S. GAAP. The restated financial statements include the following:

•	Balance Sheet as of March 31, 2024
•	Statements of Operations for the Three Months Ended March 31, 2024
•	Statements of Stockholders’ Deficit for the Three Months Ended March 31, 2024
•	Statements of Cash Flows for the Three Months Ended March 31, 2024
•	Notes to Condensed Consolidated Financial Statements

Restatements to Condensed Consolidated Balance Sheet

The Condensed Consolidated Balance Sheet as of March 31, 2024 was restated. The Consolidated Balance Sheet as of December 31, 2023 was previously audited, and no changes have been made. The table on the following page shows the effects of the restatements made to the Condensed Consolidated Balance Sheet as of March 31, 2024. The restatements include the following significant items:

•	Accounts Payable was decreased by $83,523 to report $25,221. The changes included various corrections to accruals for professional fees and other expenses, reclassifications of amounts to related-party payables, and reclassifying deferred revenue to a separate line item to conform with presentation in both prior and future periods.

•	Deferred Revenue was increased by $8,000 to report $8,000. Deferred revenue was included in accounts payable and accrued liabilities on the previously issued financial statements. This reclassification was done to conform with the presentation used in subsequent quarters.

•	Related-Party Payables was increased by $76,826 to report $107,626. This includes corrections to the inclusion of interest accrued on related-party notes payable as well as reclassification of amounts owed to entities that became related parties subsequent to the issuance of the previous financial statements.

•	Current Portion of Notes Payable was decreased by $766,605 to report $17,621. Subsequent to the issuance of the previous financial statements, the parties to various promissory notes mutually agreed to extend the maturity dates. Thus, amounts have been reclassified to long-term liabilities for the balance sheet as of March 31, 2024 (see explanation below on changes to Related-Party Notes Payable).

•	Current Portion of Related-Party Notes Payable was decreased by $300,000 to report $0. Subsequent to the issuance of the previous financial statements, the parties to this promissory note mutually agreed to extend the maturity date of the promissory note from February 22, 2025 to January 31, 2026. Thus, this amount has been reclassified to long-term liabilities for the balance sheet as of March 31, 2024 (see explanation below on changes to Related-Party Notes Payable).

Note 12 – Restatements – (continued)

•	Related-Party Notes Payable, Net of Current Portion were increased by $1,060,644 to report $1,060,644 as a result of these changes. Subsequent to the issuance of the previous financial statements, the parties to various promissory notes issued by the Company mutually agreed to extend the various maturity dates of these notes to July 31, 2025, December 31, 2025, and January 31, 2026 (see Note 7 for more information). Also, the holders of various promissory notes became related parties with respect to the Company. Thus, the appropriate amounts have been reclassified from Current Liabilities to Long-Term Liabilities and from Notes Payable to Related-Party Notes Payable for the balance sheet as of March 31, 2024.

•	Additional Paid-in Capital was increased by $23,150 to report $36,573,310 as a result of the correction to stock-based compensation detailed in the restatements for the statement of operations as well as the corrections to accumulated deficit and treasury stock detailed below.

•	Accumulated Deficit was increased by $17,292 to report ($37,703,670) as a result of the changes detailed in the restatements for the statement of operations and statement of stockholders’ deficit.

•	Less: Treasury Stock was decreased by $3,336 to report $0. The treasury stock was reissued as explained in Note 9.

Note 12 – Restatements – (continued)

The following table summarizes the changes made to the Condensed Consolidated Balance Sheet as of March 31, 2024:

	As of March 31, 2024
	As Previously	Effect of	As
ASSETS	Issued	Restatement	Restated
Cash and Cash Equivalents	$134,038	$(245)	$133,793
Other Current Assets	5,100	—	5,100
Property and Equipment, Net	156,666	—	156,666
Intangible Assets, Net	26,000	—	26,000
Total Assets	$321,804	$(245)	$321,559

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts Payable	$108,744	$(83,523)	$25,221
Deferred Revenue	—	8,000	8,000
Other Current Liabilities	—	758	758
Related-Party Payables (Note 8)	30,800	76,826	107,626
Current Portion of Notes Payable (Note 7)	784,226	(766,605)	17,621
Current Portion of Related-Party Notes Payable	300,000	(300,000)	—
Notes Payable, Net of Current Portion	129,741	(5,539)	124,202
Related-Party Notes Payable, Net of Current Portion	—	1,060,644	1,060,644
Total Liabilities	1,353,511	(9,439)	1,344,072
Common Stock	107,847	—	107,847
Additional Paid-in Capital	36,550,160	23,150	36,573,310
Accumulated Deficit	(37,686,378)	(17,292)	(37,703,670)
Less: Treasury Stock	(3,336)	3,336	—
Total Stockholders' Deficit	(1,031,707)	9,194	(1,022,513)
Total Liabilities and Stockholders' Deficit	$321,804	$(245)	$321,559

Note 12 – Restatements – (continued)

Restatements to Condensed Consolidated Statements of Operations

The Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2024 was restated. The table included in the following page shows the effects of the restatements for both years, which include the following significant items for the three months ended March 31, 2024:

•	Lease Revenue, as included in Gross Profit, was increased by $12,000 to report $12,000. Lease Income, as included in Other Income and Expenses, was decreased by $12,000 to report $0. This reclassification was done after determining the lease of the Company’s marine equipment is a significant component of the Company’s business operations; therefore, proceeds from the lease are reflected as Lease Revenue included in Gross Profit instead of as Lease Income included in Other Income and Expenses.

•	Cost of Services, as included in Gross Profit, was increased by $4,621 to report $4,621. Previously, Cost of Sales was included in General and Administrative expenses on the statement of operations. Cost of Sales was relabeled Cost of Services to conform to industry standards, and then it was reclassified for inclusion in Gross Profit. This reclassification was done to bring presentation on the statement of operations in line with industry standards and reports for subsequent quarters.

•	Gross Profit was increased by $7,379 to report $7,379 as a result of the changes listed above.

•	Depreciation Expense, as included in Operating Expenses, was increased by $6,712 to report $6,712. Previously, Depreciation was included in Other Income and Expenses on the statement of operations. This change was made to reflect the appropriate inclusion of depreciation in Operating Expenses because all of the fixed assets being depreciated are used directly in activities generating Charter Revenue and Lease Revenue. An issue with $1 of rounding error was also fixed.

•	General and Administrative expenses were decreased by $895 to report $105,972, reflecting a $3,471 increase to stock-based compensation and a $4,366 decrease to other operating expenses.

•	Professional Fees were decreased by $10,251 to report $1,210 due to certain corrections to accruals made for professional fees in accounts payable.

•	Interest Expense was increased by $807 to report ($17,223). This change was due to corrections to the estimates previously used to record accrued interest.

•	Net Loss was decreased by $5,723 to report ($123,714) as a result of the changes listed above.

Note 12 – Restatements – (continued)

The following table summarizes the changes made to the Condensed Consolidated Statement of Operations for the Three Months Ended March 31, 2024:

	For the Three Months Ended March 31, 2024
	As Previously	Effect of	As
	Issued	Restatement	Restated
Revenue:
Lease Revenue	$—	$12,000	$12,000
Total Revenue	—	12,000	12,000
Cost of Services	—	4,621	4,621
Gross Profit	—	7,379	7,379
Operating Expenses:
Depreciation Expense	—	6,712	6,712
General and Administrative	106,867	(895)	105,972
Professional Fees	11,461	(10,251)	1,210
Total Operating Expenses	118,328	(4,434)	113,894
Operating Loss	(118,328)	11,813	(106,515)
Other Income and Expenses:
Lease Income	12,000	(12,000)	—
Depreciation	(6,711)	6,711	—
Interest Income	18	6	24
Interest Expense	(16,416)	(807)	(17,223)
Total Other Income and Expenses	(11,109)	(6,090)	(17,199)
Net Loss	$(129,437)	$5,723	$(123,714)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used herein the terms “Arvana,” “we,” “our,” and “us” refer to Arvana Inc., its subsidiary, and its predecessor, unless context indicates otherwise. Any distinct references to Down2Fish or D2F refer to Down 2 Fish Charters, LLC, a wholly owned subsidiary of Arvana.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties including our capital needs, business plans, regulatory environment, stock price volatility, and cost structure. Any statements that are not historical facts may be deemed forward-looking, and can often be identified by words such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, or “continue”, as well as their negative forms or similar expressions.

Forward-looking statements are based on assumptions and analyses made by management in light of our experience, historical trends, current conditions, and expected future developments, among other factors we believe are appropriate under the circumstances. Actual results may differ materially from those anticipated. We disclaim any obligation to publicly update forward-looking statements or disclose any differences between actual results and those reflected in such statements. Given these uncertainties, readers are cautioned not to place undue reliance on forward-looking statements.

The Company’s fiscal year end is December 31. All information presented herein relates to the three months ended March 31, 2024 and 2023, as well as the three months ended December 31, 2023. This Management’s Discussion and Analysis (MD&A) includes restated results for the three months ended March 31, 2024 and 2023. See Note 12 to the financial statements for explanations of the restatements.

Arvana

Arvana was incorporated in the State of Nevada on June 16, 1977, as Turinco, Inc. to engage in any legal undertaking. On July 24, 2006, Arvana changed its name from Turinco, Inc. to Arvana Inc. on the acquisition of Arvana Networks, Inc., a telecommunications business. The Company discontinued efforts related to that business as of December 31, 2009.

Arvana acquired Down 2 Fish Charters, LLC on February 3, 2023. Down2Fish was organized under the laws of the State of Florida on April 1, 2019. Down2Fish operates a Florida based fishing charter business that offers a range of curated maritime adventures including inshore, offshore, and custom charters for fishing enthusiasts, nature lovers, and tourists. The business is operated from a private dock in Palmetto, Florida that services the Tampa Bay area. Down2Fish generates its revenue from the sale and provision of fishing charter services to the general public as well as an operating lease of its equipment to a related party.

Stockholders approved a forward stock split of the Company’s common shares on a 3-for-1 basis effected on April 19, 2023 to stockholders of record on March 31, 2023. All changes in the capital structure have been given retroactive effect in this periodic report.

The Company’s principal office is located at 299 Main Street, 13th Floor, Salt Lake City, Utah 84111, and our telephone number is (702) 899-1072.

The Company’s registered agent in the State of Nevada is AA Registered Agents, located at 4869 Nightwood Court, Las Vegas, Nevada 89149.

The Company is traded on the OTC Markets Group, Inc.’s Pink Sheets Current Information market platform under the symbol “AVNI.”

The Company has continued to seek business opportunities in real estate development while continuing to operates its fishing charter business. On December 12, 2023, the Company announced a non-binding memorandum of understanding to acquire a Nevada-based company which is intent on expanding its specialty use concept to acquire and repurpose vacant shopping malls, outlet locations, and big box stores to attract new tenants from targeted industries that offer goods or services that are not available online. The parties have ended their discussions of the proposed transaction, and management is evaluating alternative options for pursuing this business model.

Plan of Operation

The Company’s plan of operation is to support the development of its business, and to build on its existing business model. The Company believes an expansion of marketing efforts around Tampa Bay to offer a wider range of services, such as dolphin tours, will help establish the Down2Fish brand, attract more customers and increase revenues. Expansion into new service offerings will however require capital sufficient to finance the purchase of another vessel and additional boating equipment. The Company believes dolphin tours can return net revenue on a consistent basis if Down2Fish is able to attract sufficient customers to each excursion. Down2Fish is currently licensed and equipped to carry no more than six customers on each fishing charter. A vessel designed primarily for dolphin tours can carry from fifty to one hundred customers. The Company’s primary impediment for equipment procurement and installation is cost. The Company is presently considering financing options that might become available in the near term, but it has no assurance that financing options will become available or that the financing terms would be tenable for the Company’s business. Unless or until the Company can offer excursions catering to a greater number of customers on each excursion, the Company will continue to focus on offering more fishing charter excursions to build revenue and improve the results of operations.

Restatement Impact

As discussed in Note 12, the Company identified errors in its application of certain accounting policies including the capitalization of website development costs, accrual of professional fees, and accounting for stock-based compensation. These errors resulted in the misstatement of net loss for the first three quarters of 2024. As a result, the Company has restated its financial statements for the affected periods.

The financial statements and related disclosures presented in this Quarterly Report reflect revised and corrected amounts. The Management’s Discussion and Analysis (MD&A) section below reflects restated results for all affected periods.

Results of Operations

During the three months ended March 31, 2024, the Company obtained financing through related-party debt to sustain operations, maintain the charter fishing business, and provide management the resources needed to evaluate other business opportunities.

The Company’s results of operations for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, were as follows:

	Three Months Ended
	March 31,
	2024	2023
	(Unaudited)	(Unaudited)
Total Revenue	$12,000	$8,000
Cost of Services	4,621	6,110
Gross Profit	7,379	1,890
Operating Expenses	113,894	148,643
Operating Loss	(106,515)	(146,753)
Other Income and Expenses	(17,199	(781,647)
Net Loss	$(123,714)	$(928,400)

Revenue

Total revenue from operations was $12,000 for the three months ended March 31, 2024, compared to $8,000 for the three months ended March 31, 2023, an increase of 50%. Revenue was comprised of fishing charter services and lease income from the lease of the Company’s marine equipment. The Company expects charter revenue to rise in the second and third quarters during the peak fishing season, and then taper off in the fourth quarter as the fishing season comes to an end.

Cost of Services

Cost of services for operations was $4,621 for the three months ended March 31, 2024, compared to $6,110 for the three months ended March 31, 2023, a decrease of 24.4%. Cost of services was comprised of expenses directly related to operating the Company’s marine equipment.

Operating Expenses

Operating expenses were $113,894 for the three months ended March 31, 2024, compared to $148,643 for the three months ended March 31, 2023, a decrease of 23.4%. The changes in operating expenses over the comparative periods were attributed to reductions in general and administrative expenses including stock-based compensation, executive payroll, accounting fees, and auditing expenses. The Company expects operating expenses to increase in future periods as management’s business development strategies are implemented while accounting and auditing professional fees are expected to increase over the next year.

Other Income and Expenses

Other income and expenses resulted in a net expense of $17,199 for the three months ended March 31, 2024, compared to $781,647 for the three months ended March 31, 2023, and to $15,888 for the three months ended December 31, 2023. The decrease in other income and expenses over the comparative periods was primarily attributed to the loss recognized with the acquisition of Down2Fish. The Company expects to continue to recognize other income and expenses in future periods as debt instruments tied to the fishing charter vessels continue to incur interest.

Net Loss

Net loss was $123,714 for the three months ended March 31, 2024, compared to $928,400 for the three months ended March 31, 2023, a decrease of 86.7%, and to $153,177 for the three months ended December 31, 2023, a decrease of 19.2%. The change in net loss over the comparative periods was primarily attributed to a decrease in losses from operating expenses and the loss recognized on the asset purchase of Down2Fish, offset by the realization of revenue from charter boat services and the lease of the charter vessels. The Company expects to continue to realize net losses from operations over the next twelve months as management works to implement its business model.

Capital Expenditures

The Company did not make any capital expenditures during the three months ended March 31, 2024. Capital expenditures during the three months ended March 31, 2023 consisted of the property and equipment acquired as part of Down2Fish.

Liquidity and Capital Resources

Since inception, the Company has experienced significant changes in liquidity, capital structure, and stockholders’ deficit.

The Company had current assets of $138,893 as of March 31, 2024, consisting of cash and a bond, compared to $56,662 as of March 31, 2023 and $27,171 as of December 31, 2023, with a similar asset composition. Total assets were $321,560 as of March 31, 2024, including current assets, property and equipment, and intangible assets, compared to $255,518 as of March 31, 2023 and $216,549 as of December 31, 2023.

The Company had current liabilities of $159,226 as of March 31, 2024 consisting of accounts payable, deferred revenue, related-party payables, and the current portion of long-term debt, compared to current liabilities of $112,005 as of March 31, 2023 and to $338,487 as of December 31, 2023, with a similar composition. Total liabilities were $1,344,072 as of March 31, 2024, consisting of current liabilities and notes payable net of current portion, compared to $1,004,989 as of March 31, 2023 and to $1,178,675 as of December 31, 2023. The decrease in current liabilities in the three months ended March 31, 2024 was attributed primarily to payments of related-party notes payable and the reclassification of the current portion of notes payable back to long-term liabilities due to the renegotiation of the maturity dates of certain promissory notes subsequent to the issuance of the previous financial statements.

The Company had a working capital deficit of $20,333 as of March 31, 2024, compared to $55,343 as of March 31, 2023, and to $311,316 as of December 31, 2023. The fluctuation in these deficits was primarily attributed to the transition of long-term debt to current liabilities as notes payable reached their maturity dates and were paid off using funds received from the issuance of new related-party notes payable.

Stockholders’ deficit was $1,022,513 as of March 31, 2024, compared to $749,471 as of March 31, 2023, and to $962,126 as of December 31, 2023. The stockholders’ deficit has continued to increase as the Company incurs professional fees and other expenses related to developing management’s business plans.

Cash Flows from Operating Activities

Net cash used in operating activities was $67,619 for the three months ended March 31, 2024, compared to $44,115 for the three months ended March 31, 2023. Non-cash items impacting net cash used in operating activities included depreciation, stock-based compensation, and net loss on asset acquisition. In addition, changes in balance sheet accounts—such as current assets, accounts payable, deferred revenue, and related-party payables—also affected operating cash flow. The Company expects to continue to have net cash flow used in operating activities over the next twelve months or until such time as Down2Fish generates sufficient revenue from operations to sustain the costs of operations.

The Company has no current plans to make any additional changes in the number of employees.

Cash Flows from Investing Activities

Net cash used in investing activities was $0 for the three months ended March 31, 2024, compared to $45,911 for the three months ended March 31, 2023. The Company anticipates future use of cash in investing activities due to expected investment in the expansion of its fishing charter business. However, as of March 31, 2024, the Company had no formal commitments for capital expenditures.

Cash Flows from Financing Activities

Net cash provided by financing activities was $179,341 for the three months ended March 31, 2024, compared to net cash used in financing activities of $777 for the three months ended March 31, 2023. Net cash provided by financing activities in the three months ended March 31, 2024 was primarily due to funds received from related-party notes payable, partially offset by repayments of existing notes payable and related-party obligations. Net cash used in financing activities for the three months ended March 31, 2023 was attributed to payments on notes payable. The Company expects to continue generating and using net cash from financing activities over the next twelve months through additional private equity placements, public offerings, or private debt to fund ongoing business expansion.

The Company’s assets were insufficient as of March 31, 2024 to implement its plan of operation to expand its business operations. Management anticipates conducting additional private equity offerings to meet the Company’s objectives, and may seek additional loans in the short term to sustain operations. Management is confident the Company’s efforts to realize additional funding will be successful. As of March 31, 2024, the Company had no lines of credit or other bank financing arrangements, and it does not anticipate paying cash dividends in the foreseeable future.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities.”

Critical Accounting Policies

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses in the reporting period. Management bases its estimates and assumptions on current facts, historical experience, and various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. Management continually reviews these estimates and underlying assumptions to ensure they are appropriate for the circumstances. Accounting assumptions and estimates are inherently uncertain and actual results may differ materially from management’s estimates. A summary of the Company’s critical accounting policies is provided in Note 1 to the audited financial statements for the years ended December 31, 2023 and 2022, which are included in the Company’s most recent Form 10-K. In the notes management discusses accounting policies that are significant in determining the Company’s results of operations and financial position.

For the three months ended March 31, 2024, the Company identified and corrected errors related to its application of several accounting policies including the capitalization of website development costs, accrual of professional fees, and accounting for stock-based compensation.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2024.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2024, due to material weaknesses in internal controls related to the application of certain accounting policies, including the capitalization of website development costs, accrual of professional fees, and accounting for stock-based compensation. These material weaknesses resulted in the restatement of the Company’s previously filed financial statements.

To support the implementation of remedial actions and strengthen the Company’s financial reporting process, the Board of Directors appointed a new Chief Financial Officer on May 20, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2024, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

However, as disclosed above, subsequent to the end of the reporting period, the Company began implementing remedial measures to address the identified control deficiencies. These measures include:

•	Hiring a new Chief Financial Officer to oversee the implementation of remedial actions;
•	Enhancing internal review and approval processes for accounting estimates and journal entries;
•	Improving documentation and evaluation of complex or judgmental accounting matters; and
•	Increasing oversight over third-party service providers involved in financial reporting.

Management will continue to monitor the effectiveness of these remediation efforts and will make further changes as necessary to ensure internal control over financial reporting is effective in future periods.

PART II

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not required of smaller reporting companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Disclosure Regarding Rule 10b5-1 and non-Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2024, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934 (as amended), of the Company has adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

CYBERSECURITY

Risk Management and Strategy for Handling Sensitive Data

The Company is committed to maintaining the integrity and security of sensitive data collected, maintained, or transmitted across its systems. In the ordinary course of business, the Company and its third-party service providers—such as charter booking platforms—handle sensitive information, including confidential business data and personal information. Protecting this data is critical to its operations and reputation.

The Company employs administrative, technical, and physical safeguards to mitigate cybersecurity risks. However, its risk management strategy has certain limitations due to factors such as the evolving nature of cyber threats, resource constraints, and the inherent vulnerabilities associated with the technologies used by both the Company and its third-party service providers. The Company relies on cloud service providers, consultants, and other vendors for core business functions. These providers may have access to sensitive data or information systems, and management oversees them through vendor diligence processes. Vendors are generally assessed for cybersecurity risk based on the type of service provided, level of access, and related supply chain exposure.

While the Company has adopted a cybersecurity governance framework designed to identify, assess, and manage material risks from cybersecurity threats, the Company acknowledges that its current risk management strategy may not fully mitigate all potential risks posed by emerging technologies or sophisticated threat actors. A cybersecurity incident could result in reputational damage, regulatory liability, financial loss, and disruption of business operations.

The Company has not, to date, experienced any cybersecurity incidents. However, there is no guarantee that its systems—or those of its third-party vendors—will remain unaffected by future attacks or breaches.

Governance of Cybersecurity Issues

The Company has implemented a cybersecurity governance framework under which management is responsible for identifying, assessing, and managing material cybersecurity risks. The Company has not engaged any third-party cybersecurity consultants, nor does it currently have personnel with specialized cybersecurity expertise.

Under the governance framework, any material cybersecurity threats identified by management are promptly reported to the Audit Committee of the Board of Directors. The Audit Committee holds primary oversight responsibility for cybersecurity matters, including:

•	Management risks relating to data privacy, technology, and information security;
•	Evaluation of The Company’s cybersecurity safeguards and backup systems;
•	Oversight of internal controls, cybersecurity policies, and procedures; and
•	Coordination with management and auditors regarding information security practices.

The Audit Committee receives an annual briefing on material cybersecurity threats and incidents, including topics such as risk assessments, vendor relationships, control decisions, and responses to actual or attempted breaches. The Committee may also recommend changes or enhancements to the Company’s cybersecurity policies and controls based on these discussions.

The Company has not identified any material cybersecurity risks or incidents as of the date of this filing. However, the Company cannot guarantee its cybersecurity safeguards will prevent breaches or breakdowns of third-party service providers’ information technology systems, particularly in the face of continually evolving cybersecurity threats and increasingly sophisticated threat actors.

A cybersecurity incident could materially affect our business, results of operations, financial condition, and reputation, in addition to potentially subjecting the Company to government investigations, litigation, fines, penalties, or other damages.

ITEM 6.	EXHIBITS

All exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 42 of this Form 10-Q and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARVANA INC.

Date: July 11, 2025

By: /s/ James Kim

James Kim

Chief Executive Officer

Date: July 11, 2025

By: /s/ Andrew E. Morrison

Andrew E. Morrison

Chief Financial Officer

INDEX TO EXHIBITS

S-K Number	Description

2.1	Business Purchase Agreement filed with the Commission as an exhibit to Form 8-K on November 16, 2022.

3.1	Articles of Incorporation filed with the Commission as an exhibit to Form 10-SB on May 24, 2000.

3.1.1	Amended and Restated Articles of Incorporation filed with the Commission as an exhibit to Form 8-K on October 12, 2010.

3.1.2	Amended and Restated Articles of Incorporation filed with the Commission as an exhibit to Schedule 14C on February 2, 2021.

3.2	Amended and Restated Bylaws filed with the Commission as an exhibit to Form 10-SB on May 24, 2000.

10.1	Arvana 2022 Stock Incentive Plan dated September 30, 2022 filed with the Commission as an exhibit to Form 10-Q on November 22, 2022.

10.2	Employment Agreement dated September 1, 2022 filed with the Commission as an exhibit on Form 10-Q on November 22, 2022.

10.3	Business Purchase Agreement dated November 16, 2022 filed with the Commission as an exhibit on Form 8-K on November 16, 2022.

21	Subsidiaries filed with the Commission on Form 8-K on February 3, 2023.

31.1	Certifications of Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.10	Audited financial statements of Down 2 Fish Charters LLC for the years ended December 31, 2021 and 2020 filed with the Commission on February 3, 2023.

99.20	Unaudited financial statements of Down 2 Fish Charters LLC for the three and nine months ended September 30, 2022 and 2021 filed with the Commission on February 3, 2023.

99.30	Unaudited Pro Forma Combined Financial Statements for the year ended December 31, 2021 and nine months ended September 30, 2022 filed with the Commission on February 3, 2023.

CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER

PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, James Kim, certify that:

1)	I have reviewed this Amendment No. 1 to the Quarterly Report on Form 10-Q of Arvana Inc;

2)	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3)	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b.	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d.	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: July 11, 2025

By: /s/ James Kim

James Kim

Chief Executive Officer

CERTIFICATIONS OF CHIEF FINANCIAL OFFICER

PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Andrew Morrison, certify that:

1)	I have reviewed this Amendment No. 1 to the Quarterly Report on Form 10-Q of Arvana Inc;

2)	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3)	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b.	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d.	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: July 11, 2025

By: /s/ Andrew E. Morrison

Andrew E. Morrison

Chief Financial Officer

CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT

TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Amendment No. 1 to the Quarterly Report of Arvana Inc. (the “Company”) on Form 10-Q for the period ended March 31, 2024, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned officers of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that, to the best of our knowledge and belief:

1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Arvana Inc.

Date: July 11, 2025

By: /s/ James Kim

James Kim

Chief Executive Officer

Date: July 11, 2025

By: /s/ Andrew E. Morrison

Andrew E. Morrison

Chief Financial Officer

