Form 10-Q/A
period 2024-09-30
ARVANA INC
filed 2025-07-15
CIK 1113313

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 is being filed to restate the Company’s previously issued condensed consolidated financial statements. The restatement corrects errors related to capitalization of website development costs, accrual of professional fees, and stock-based compensation. As a result, previously reported financial results for the three and nine months ended September 30, 2024, and related prior periods have been revised. Investors should no longer rely on the previous financial statements and related disclosures contained in the Original Form 10-Q. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and such files). Yes ☒ No ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Non-Reliance on Previously Issued Financial Statements

The Company previously filed a Form 10-Q containing financial statements that were not audited by the Company’s independent auditor. The Company concluded these financial statements, as restated, materially impact the previously issued financial statements relating to the three and nine months ended September 30, 2024.

The following unaudited condensed consolidated financial statements have been restated to correct errors identified in the Company’s previously filed Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2024:

•	Condensed Consolidated Balance Sheets as of September 30, 2024 (Unaudited and Restated) and December 31, 2023 (Audited)
•	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited and Restated)
•	Condensed Consolidated Statements of Stockholders’ Deficit for the Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited and Restated)
•	Condensed Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited and Restated)
•	Notes to Condensed Consolidated Financial Statements for the Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited and Restated), including Note 12 – Restatements

ARVANA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2024 AND DECEMBER 31, 2023
(Unaudited)
(Restated)

	September 30,	December 31,
	2024	2023
ASSETS	(Restated)	(Audited)

Current Assets:
Cash and Cash Equivalents	$10,694	$22,071
Other Current Assets	100	5,100
Total Current Assets	10,794	27,171

Non-Current Assets:
Property and Equipment, Net	143,244	163,378
Intangible Assets, Net	48,500	26,000
Total Non-Current Assets	191,744	189,378

Total Assets	$202,538	$216,549

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts Payable	$43,514	$100,849
Deferred Revenue	—	—
Other Current Liabilities	2,301	—
Related-Party Payables (Note 8)	97,264	46,200
Current Portion of Notes Payable (Note 7)	16,244	79,438
Current Portion of Related-Party Notes Payable	700,000	112,000
Total Current Liabilities	859,323	338,487

Long-Term Liabilities:
Notes Payable, Net of Current Portion	117,984	840,188
Related-Party Notes Payable, Net of Current Portion	410,644	—
Total Long-Term Liabilities	528,628	840,188

Total Liabilities	1,387,951	1,178,675

Stockholders' Deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized, 107,845,554 issued and outstanding at September 30, 2024, and 107,845,554 issued and 107,839,299 outstanding at December 31, 2023, respectively	107,847	107,847
Additional Paid-in Capital	36,622,837	36,490,304
Accumulated Deficit	(37,916,097)	(37,556,941)
Total Stockholders' Deficit Before Treasury Stock	(1,185,413)	(958,790)
Less: Treasury Stock (0 shares and 6,255 shares at cost)	—	(3,336)

Total Stockholders' Deficit	(1,185,413)	(962,126)

Total Liabilities and Stockholders' Deficit	$202,538	$216,549

The accompanying notes are an integral part of these interim unaudited consolidated financial statements

ARVANA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(Unaudited)
(Restated)

	Three Months Ended
	September 30,
	2024	2023	2024	2023
	(Restated)		(Restated)
Revenue:
Charter Revenue	$6,134	$10,580	$19,964	$23,634
Lease Revenue	12,000	12,000	36,000	32,000
Total Revenue	18,134	22,580	55,964	55,634
Cost of Services	8,412	14,973	26,802	23,384
Gross Profit	9,722	7,607	29,162	32,250

Operating Expenses:
Amortization Expense	1,250	—	2,500	—
Depreciation Expense	6,711	5,851	20,134	17,552
General and Administrative	(7,311)	93,061	190,841	307,459
Professional Fees	49,302	13,828	96,482	56,872
Total Operating Expenses	49,952	112,740	309,957	381,883

Operating Loss	(40,230)	(105,133)	(280,795)	(349,633)

Other Income and Expenses:
Interest Income	521	—	551	5
Interest Expense	(19,496)	(15,594)	(55,897)	(42,759)
Loss on Asset Purchase	—	—	—	(771,009)
Total Other Income and Expenses	(18,975)	(15,594)	(55,346)	(813,763)

Net Loss	$(59,205)	$(120,727)	$(336,141)	$(1,163,396)

Net Loss Per Share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Shares Outstanding:
Basic	107,845,554	107,839,299	107,845,554	107,839,299
Diluted	107,845,554	107,839,299	107,845,554	107,839,299

The accompanying notes are an integral part of these interim unaudited consolidated financial statements

ARVANA INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(Unaudited)
(Restated)

			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit
Three Months Ended September 30, 2023
Balance June 30, 2023	107,845,554	$107,847	$36,377,274	$(37,283,037)	(6,255)	$(3,336)	$(801,252)
Stock-Based Compensation	—	—	50,542	—	—	—	50,542
Net Loss	—	—	—	(120,727)	—	—	(120,727)
Balance September 30, 2023	107,845,554	$107,847	$36,427,816	$(37,403,764)	(6,255)	$(3,336)	$(871,437)

Three Months Ended September 30, 2024 (Restated)
Balance June 30, 2024	107,845,554	$107,847	$36,636,637	$(37,856,892)	—	$—	$(1,112,408)
Stock-Based Compensation	—	—	(13,800)	—	—	—	(13,800)
Net Loss	—	—	—	(59,205)	—	—	(59,205)
Balance September 30, 2024	107,845,554	$107,847	$36,622,837	$(37,916,097)	—	$—	$(1,185,413)

Nine Months Ended September 30, 2023
Balance December 31, 2022	107,845,554	$107,847	$36,240,352	$(36,240,368)	(6,255)	$(3,336)	$104,495
Stock-Based Compensation	—	—	187,464	—	—	—	187,464
Net Loss	—	—	—	(1,163,396)	—	—	(1,163,396)
Balance September 30, 2023	107,845,554	$107,847	$36,427,816	$(37,403,764)	(6,255)	$(3,336)	$(871,437)

Nine Months Ended September 30, 2024 (Restated)
Balance December 31, 2023	107,845,554	$107,847	$36,490,304	$(37,556,941)	(6,255)	$(3,336)	$(962,126)
Restatement Adjustment	—	—	23,015	(23,015)	—	—	—
Reissued Treasury Shares	—	—	(3,336)	—	6,255	3,336	—
Stock-Based Compensation	—	—	112,854	—	—	—	112,854
Net Loss	—	—	—	(336,141)	—	—	(336,141)
Balance September 30, 2024	107,845,554	$107,847	$36,622,837	$(37,916,097)	—	$—	$(1,185,413)

The accompanying notes are an integral part of these interim unaudited consolidated financial statements

ARVANA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(Unaudited)
(Restated)

	Nine Months Ended
	September 30,
	2024	2023
	(Restated)
Cash Flows from Operating Activities:
Net Loss	$(336,141)	$(1,163,396)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	22,634	17,552
Stock-based compensation	112,854	187,464
Loss on asset purchase	—	771,009
Change in other current assets	5,000	(8,000)
Change in accounts payable	(57,335)	44,542
Change in deferred revenue	—	—
Change in other current liabilities	2,301	—
Change in related-party payables	42,564	2,056
Net cash used in operating activities	(2,08,123)	(1,48,773)

Cash Flows from Investing Activities:
Cash paid for fixed assets	—	(5,743)
Cash paid for intangible assets	(25,000)	—
Cash paid for asset acquisition	—	(50,000)
Cash acquired from asset acquisition	—	4,089
Net cash used in investing activities	(25,000)	(51,654)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	—	—
Proceeds from issuance of notes payable	—	70,766
Proceeds from related-party notes payable	370,000	—
Repayments of notes payable	(16,254)	(9,418)
Repayments of related-party notes payable	(132,000)	—
Net cash provided by financing activities	221,746	61,348

Net decrease in cash	(11,377)	(139,079)
Cash and cash equivalents, beginning of year	22,071	142,365
Cash and cash equivalents, end of period	$10,694	$3,286

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$58,007	$22,318
Cash paid for income taxes	$—	$—

Non-Cash Investing and Financing Activities:
Note payable issued for asset acquisition (Note 3)	$—	$700,000
Liabilities assumed in asset acquisition (Note 3)	$—	$234,904

The accompanying notes are an integral part of these interim unaudited consolidated financial statements

Arvana Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2024 and 2023

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

Basis of Presentation

The Company’s fiscal year ends on December 31. The accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2024 and 2023 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These interim consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission (“SEC”) on April 5, 2024. The results of operations for interim periods are not necessarily indicative of results that may be achieved for the full fiscal year or any other future periods.

The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2024 and for the related periods are presented.

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

Note 1 – Organization and Summary of Significant Accounting Policies – (continued)

Concentration of Credit Risk

The Company maintains cash deposits at financial institutions in accounts that may at times exceed federally insured limits. At September 30, 2024 and December 31, 2023, the Company did not have any cash balances in excess of insured FDIC limits. The Company has not experienced any losses on such accounts, and believes it is not exposed to any significant credit risks.

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

Note 1 – Organization and Summary of Significant Accounting Policies – (continued)

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed using the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share are computed using the weighted average number of common shares and potentially dilutive common stock equivalents, including stock options and warrants. The Company had 6,150,000 outstanding stock options at September 30, 2024 and 7,950,000 at September 30, 2023, which have been excluded from the calculation of diluted loss per share because their effects would be anti-dilutive due to net losses in both periods.

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

Reclassifications

To conform with the current year presentation on the statement of operations, the Company made the following reclassifications for the three and nine months ended September 30, 2023:

•	Lease Revenue: $12,000 and $32,000 were reclassified from other income and expenses to revenue.
•	Cost of Services: $14,973 and $23,384 were reclassified from cost of sales, as previously included in operating expenses, to cost of services and included in gross profit.

These reclassifications had no impact on net loss, total assets, or total liabilities for the period presented.

Note 2 – Going Concern

The Company incurred a net loss of $336,141 and $1,163,396 for the nine months ended September 30, 2024 and 2023, respectively, and a net loss of $1,316,573 for the year ended December 31, 2023. The Company had a working capital deficit of $848,529 and an accumulated deficit of $37,916,097 as of September 30, 2024. The Company has incurred significant losses since inception and will require additional funding from external sources to further implement its business development strategy. Currently, the Company has no firm commitments for such funding. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date these consolidated financial statements are issued. The accompanying financial statements do not include any adjustments relating to the recoverability or classification of recorded assets or liabilities that may result from this uncertainty.

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

Note 4 – Property and Equipment

Property and equipment consist of the following:

	September 30,	December 31,
	2024	2023
Marine Equipment	$181,675	$181,675
Furniture and Fixtures	5,672	5,672
Total Property and Equipment	187,347	187,347
Less: Accumulated Depreciation	(44,103)	(23,969)
Property and Equipment, Net	$143,244	$163,378

Depreciation expense was $20,134 and $17,552 for the nine months ended September 30, 2024 and 2023, and was $6,711 and $5,851 for the three months ended September 30, 2024 and 2023. Depreciation expense for the three and nine months ended September 30, 2024 and 2023 is included in operating expenses on the Consolidated Statements of Operations.

Marine equipment is subject to an operating lease agreement ending on December 31, 2025. See Note 6 for more information.

Note 5 – Intangible Assets

The Company acquired a perpetual federal fishing license as part of the acquisition of Down2Fish’s assets (see Note 3 for more information), which grants the Company access to fish in federally regulated waters off the coast of Florida. This asset is not amortized and is tested for impairment at least annually. As of September 30, 2024 and 2023, the Company determined no impairment of this asset had occurred.

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

Note 6 – Leases (Company as Lessor) – (continued)

Lease income was $36,000 and $32,000 for the nine months ended September 30, 2024 and 2023. Lease income is included in revenue on the Consolidated Statements of Operations. Future lease payments expected to be received under this related-party lease are as follows:

Year	Amount
Remainder of 2024	$12,000
2025	52,000
Total	$64,000

Note 7 – Notes Payable

Notes payable are as follows:

	September 30,	December 31,
	2024	2023
Note payable to a bank, interest at 6.75%, due in monthly installments of principal and interest, matures August 15, 2039, secured by a boat.	$120,954	$130,212
Note payable to a bank, interest at 7.49%, due in monthly installments of principal and interest, matures March 15, 2037, secured by a boat.	13,274	20,270
Note payable to seller (a related party), interest at 7.25%, due August 15, 2025, secured by membership interest in Down 2 Fish Charters, LLC.	700,000	700,000
Note payable to majority shareholder, interest at 5.00%, matures January 31, 2026, unsecured.	300,000	—
Note payable to majority shareholder, bearing no interest, matures January 31, 2026, unsecured.	50,000	—
Note payable to majority shareholder, bearing no interest, with various maturities, unsecured.	—	112,000
Note payable to a related party, bearing no interest, matures December 31, 2025, unsecured.	24,644	33,144
Note payable to a related party, bearing no interest, matures December 31, 2025, unsecured.	10,000	10,000
Note payable to a related party, bearing no interest, matures December 31, 2025, unsecured.	26,000	26,000
Total Notes Payable	1,244,872	1,031,626
Less: Current Portion of Notes Payable	(16,244)	(79,438)
Less: Current Portion of Related-Party Notes Payable	(700,000)	(112,000)
Notes Payable, Net of Current Portion	$528,628	$840,188

Note 7 – Notes Payable – (continued)

Principal maturities of notes payable are as follows:

Year	Amount
Remainder of 2024	$6,944
2025	773,159
2026	358,199
2027	7,120
2028	7,597
Thereafter	91,853
Total	$1,244,872

Note 8 – Related-Party Transactions and Notes Payable to Stockholders

Effective September 1, 2022, the Company signed an employment agreement with its Chief Executive Officer at the time for $90,000 per year plus incentive stock options until year-end December 31, 2022, and thereafter for $120,000 per year over the term. In July, 2024 the Board of Directors terminated the CEO’s employment for cause and then appointed a new CEO on July 17, 2024. The new CEO’s compensation is $60,000 per year beginning in July of 2024. At September 30, 2024 and December 31, 2023, accrued payroll of $0 and $30,000 is included in related-party payables.

During the year ended December 31, 2022, the Company issued 600,000 shares of common stock at a price of $0.067 with a fair value of $40,000 to settle $40,000 in accounts payable owed to a company controlled by the Company’s Chief Executive Officer at the time. No gain or loss was recognized on the settlement, and no share-issuance costs were incurred.

At September 30, 2024 and December 31, 2023, the Company included $1,200 and $1,200 in related-party payables for accrued fees owed to board members for services rendered.

At September 30, 2024 and December 31, 2023, the Company owed $0 and $15,000 to a company controlled by a related party for website creation, website development, and web hosting services. These amounts are included in related-party payables.

During the nine months ended September 30, 2024 and the year ended December 31, 2023, the Company recorded stock-based compensation of $112,854 and $249,952 for the grant of stock options to its Chief Executive Officer, board members, and other parties. See Note 10 for more information.

During the nine months ended September 30, 2024 and the year ended December 31, 2023, the Company has repaid non-interest-bearing notes payable to related parties totaling $132,000 and $0 which were due at various dates between May 30, 2024 and January 15, 2025.

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

Note 9 – Common Stock

The Company is authorized to issue 500,000,000 shares of common stock. As of September 30, 2024, a total of 107,845,554 shares were issued and outstanding. As of December 31, 2023, 107,845,554 shares were issued, of which 107,839,299 shares were outstanding and 6,255 shares were classified as treasury stock.

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

During the nine months ended September 30, 2024, the Company issued 12,500,000 shares of restricted common stock at an approximate price of $0.008 per share as part of executing a consulting services agreement with its majority stockholder. The Company accounts for stock-based compensation awards in accordance with the provisions of ASC 718, which requires that the cost of all equity-based compensation be reflected in the financial statements over the vesting period based on the estimated fair value of the awards. Subsequent to the end of the reporting period, the Board of Directors approved the decision to exercise the claw-back provision included in the consulting services agreement, and the claw-back provision was formally exercised by the Company for all 12,500,000 shares before December 31, 2024. Due to the exercise of the claw-back provision, the stock-based compensation expense associated with this award was fully reversed and no net expense was recorded.

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

No other shares of common stock were issued during the nine months ended September 30, 2024 or the year ended December 31, 2023.

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

At September 30, 2024 and December 31, 2023, the Company had 6,150,000 options outstanding with vesting periods ranging from 2 to 5 years and exercise prices of approximately $0.087 per share. During the three months ended September 30, 2024, a total of 1,800,000 options—consisting of 810,000 vested options and 990,000 unvested options—were forfeited by the former Chief Executive Officer and a former member of the board. In addition, the Board of Directors approved a resolution to modify the terms of the options granted to the former Chief Executive Officer to cancel any vested options not exercised within 30 days of termination for cause. The Company accounts for forfeitures when they occur; accordingly, a reduction in stock-based compensation expense of $59,602 was recorded in the three months ending September 30, 2024.

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

Note 10 – Stock Options – (continued)

Total stock-based compensation was $112,854 for the nine months ended September 30, 2024, and $249,952 for the year ended December 31, 2023. The Company will recognize the remaining $198,645 as follows:

Year	Amount
Remainder of 2024	$45,801
2025	148,329
2026	2,527
2027	1,988
Total	$198,645

Note 11 – Subsequent Events

The Company evaluated its September 30, 2023, consolidated financial statements for subsequent events through November 14, 2023, the date the financial statements were originally issued. The Company is aware of the following subsequent events which would require recognition or disclosure in the financial statements.

The Company received loans from its controlling stockholder in the aggregate amount of $22,135.

Note 12 – Restatements

Per ASC 250-10, Accounting Changes and Error Corrections, the Company’s condensed consolidated financial statements were restated to include changes and corrections made to reflect accounting principles in accordance with U.S. GAAP. The restated financial statements include the following:

•	Balance Sheet as of September 30, 2024
•	Statements of Operations for the Three and Nine Months Ended September 30, 2024
•	Statements of Stockholders’ Deficit for the Three and Nine Months Ended September 30, 2024
•	Statements of Cash Flows for the Three and Nine Months Ended September 30, 2024
•	Notes to Condensed Consolidated Financial Statements

Restatements to Condensed Consolidated Balance Sheet

The Condensed Consolidated Balance Sheet as of September 30, 2024 was restated. The Consolidated Balance Sheet as of December 31, 2023 was previously audited, and no changes have been made. The table on the following page shows the effects of the restatements made to the Condensed Consolidated Balance Sheet as of September 30, 2024. The restatements include the following significant items:

•	Intangible Assets, Net increased by $22,500 to report $48,500 due to capitalizing $25,000 in website development costs and the associated amortization.

•	Accounts Payable was decreased by $68,901 to report $43,514. The changes included various corrections to accruals for professional fees and other expenses, reclassification of amounts to related-party payables, and reclassification of $2,301 to a separate line item for other current liabilities to conform with presentation in both prior and future periods.

•	Related-Party Payables was increased by $96,064 to report $97,264. This includes corrections to the inclusion of interest accrued on related-party notes payable as well as reclassification of amounts owed to entities that became related parties subsequent to the issuance of the previous financial statements.

•	Current Portion of Notes Payable was decreased by $752,901 to report $16,244. Subsequent to the issuance of the previous financial statements, the parties to various promissory notes mutually agreed to extend the maturity dates and the holders of the notes became related parties. Thus, amounts have been reclassified to the current portion and long-term portion of related-party notes payable for the balance sheet as of September 30, 2024 (see explanation below on changes to Related-Party Notes Payable).

Note 12 – Restatements – (continued)

•	Related-Party Notes Payable, Net of Current Portion were increased by $410,644 to report $410,644 as a result of these changes. Subsequent to the issuance of the previous financial statements, the parties to various promissory notes issued by the Company mutually agreed to extend the various maturity dates of these notes to August 15, 2025, December 31, 2025, and January 31, 2026 (see Note 7 for more information). Also, the holders of various promissory notes became related parties with respect to the Company. Thus, the appropriate amounts have been reclassified from Current Liabilities to Long-Term Liabilities and from Notes Payable to Related-Party Notes Payable for the balance sheet as of September 30, 2024.

•	Additional Paid-in Capital was decreased by $18,179 to report $36,622,837 as a result of the corrections to stock-based compensation detailed in the restatements for the statement of operations as well as the corrections to accumulated deficit and treasury stock detailed below.

•	Accumulated Deficit was increased by $17,818 to report $(37,916,097) as a result of the changes detailed in the restatements for the statement of operations and statement of stockholders’ deficit.

•	Less: Treasury Stock was decreased by $3,336 to report $0. The treasury stock was reissued as explained in Note 9.

Note 12 – Restatements – (continued)

The following table summarizes the changes made to the Condensed Consolidated Balance Sheet as of September 30, 2024:

	As of September 30, 2024
	As Previously	Effect of	As
ASSETS	Issued	Restatement	Restated
Cash and Cash Equivalents	$9,257	$1,437	$10,694
Other Current Assets	100	—	100
Property and Equipment, Net	143,243	1	143,244
Intangible Assets, Net	26,000	22,500	48,500
Total Assets	$178,600	$23,938	$202,538

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts Payable	$112,415	$(68,901)	$43,514
Deferred Revenue	—	—	—
Other Current Liabilities	—	2,301	2,301
Related-Party Payables (Note 8)	1,200	96,064	97,264
Current Portion of Notes Payable (Note 7)	769,145	(752,901)	16,244
Current Portion of Related-Party Notes Payable	350,000	350,000	700,000
Notes Payable, Net of Current Portion	134,228	(16,244)	117,984
Related-Party Notes Payable, Net of Current Portion	—	410,644	410,644
Total Liabilities	1,366,988	20,963	1,387,951
Common Stock	107,847	—	107,847
Additional Paid-in Capital	36,641,016	(18,179)	36,622,837
Accumulated Deficit	(37,933,915)	17,818	(37,916,097)
Less: Treasury Stock	(3,336)	3,336	—
Total Stockholders' Deficit	(1,188,388)	2,975	(1,185,413)
Total Liabilities and Stockholders' Deficit	$178,600	$23,938	$202,538

Note 12 – Restatements – (continued)

Restatements to Condensed Consolidated Statements of Operations

The Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2024 were restated. The tables included in the following pages show the effects of the restatements for both years, which include the following significant items for the three and nine months ended September 30, 2024:

•	Lease Revenue, as included in Gross Profit, was increased by $12,000 and $36,000 to report $12,000 and $36,000 for the three-and-six-month periods. Lease Income, as included in Other Income and Expenses, was decreased by $12,000 and $36,000 to report $0 and $0 for the three-and-six-month periods. This reclassification was done after determining the lease of the Company’s marine equipment is a significant component of the Company’s business operations; therefore, proceeds from the lease are reflected as Lease Revenue included in Gross Profit instead of as Lease Income included in Other Income and Expenses.

•	Previously, Cost of Sales was included in Operating Expenses on the statement of operations. Cost of Sales was relabeled Cost of Services to conform to industry standards, and then it was reclassified for inclusion in Gross Profit. This reclassification was done to bring presentation on the statement of operations in line with industry standards and reports for subsequent quarters. Cost of Services was decreased by $2,629 to report $8,412 for the three-month period. The amount reported for Cost of Services did not change for the six-month period.

•	Gross Profit was increased by $3,588 to report $9,722 for the three-month period and increased by $9,198 to report $29,162 for the six-month period as a result of the changes listed above.

•	Amortization was increased by $1,250 and $2,500 to report $1,250 and $2,500 for the three-and-six- month periods. The amortization is related to the $25,000 of website development costs that were capitalized. See Note 5 for details.

•	General and Administrative expenses were decreased by $77,196 and $104,634 to report $(7,311) and $20,134 for the three-and-six-month periods, reflecting corrections made to stock-based compensation and other general and administrative expenses. The corrections made to stock-based compensation include a $59,602 reduction to the expense due to the forfeiture of unvested stock options. See Note 10 for details.

•	Professional Fees were increased by $35,171 and $59,846 to report $49,302 and $96,482 for the three-and-six-month periods due to corrections made to certain accruals for professional fees in accounts payable and to reclassification of amounts from General and Administrative expenses to Professional Fees to conform to presentation in both prior and future periods.

•	Interest Expense was decreased by $898 to report ($19,496) for the three-month period, and decreased by $1,458 to report ($55,897) for the six-month period. This change was due to corrections to the estimates previously used to record accrued interest.

•	Net Loss was decreased by $42,509 and $40,833 to report $(59,205) and $(336,141) for the three-and-six-month periods as a result of the changes listed above.

Note 12 – Restatements – (continued)

The following table summarizes the changes made to the Condensed Consolidated Statement of Operations for the Three Months Ended September 30, 2024:

	For the Three Months Ended September 30, 2024
	As Previously	Effect of	As
	Issued	Restatement	Restated
Revenue:
Charter Revenue	$6,134	$—	$6,134
Lease Revenue	—	12,000	12,000
Total Revenue	6,134	12,000	18,134
Cost of Services	—	8,412	8,412
Gross Profit	6,134	3,588	9,722
Operating Expenses:
Cost of Sales	11,041	(11,041)	—
Amortization Expense	—	1,250	1,250
Depreciation Expense	6,713	(2)	6,711
General and Administrative	69,885	(77,196)	(7,311)
Professional Fees	14,131	35,171	49,302
Total Operating Expenses	101,770	(51,818)	49,952
Operating Loss	(95,636)	55,406	(40,230)
Other Income and Expenses:
Lease Income	12,000	(12,000)	—
Depreciation	—	—	—
Interest Income	520	1	521
Interest Expense	(18,598)	(898)	(19,496)
Loss on Asset Purchase	—	—	—
Total Other Income and Expenses	(6,078)	(12,897)	(18,975)
Net Loss	$(101,714)	$42,509	$(59,205)

Note 12 – Restatements – (continued)

The following table summarizes the changes made to the Condensed Consolidated Statement of Operations for the Nine Months Ended September 30, 2024:

	For the Nine Months Ended September 30, 2024
	As Previously	Effect of	As
	Issued	Restatement	Restated
Revenue:
Charter Revenue	$19,964	$—	$19,964
Lease Revenue	—	36,000	36,000
Total Revenue	19,964	36,000	55,964
Cost of Services	—	26,802	26,802
Gross Profit	19,964	9,198	29,162
Operating Expenses:
Cost of Sales	26,802	(26,802)	—
Amortization Expense	—	2,500	2,500
Depreciation Expense	20,135	(1)	20,134
General and Administrative	295,475	(104,634)	190,841
Professional Fees	36,636	59,846	96,482
Total Operating Expenses	379,048	(69,091)	309,957
Operating Loss	(359,084)	78,289	(280,795)
Other Income and Expenses:
Lease Income	36,000	(36,000)	—
Depreciation	—	—	—
Interest Income	549	2	551
Interest Expense	(54,439)	(1,458)	(55,897)
Loss on Asset Purchase	—	—	—
Total Other Income and Expenses	(17,890)	(37,456)	(55,346)
Net Loss	$(376,974)	$40,833	$(336,141)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company’s fiscal year end is December 31. All information presented herein relates to the three and nine months ended September 30, 2024 and 2023, as well as the three months ended June 30, 2024 and the year ended December 31, 2023. This Management’s Discussion and Analysis (MD&A) includes restated results for the three and nine months ended September 30, 2024 and 2023. See Note 12 to the financial statements for explanations of the restatements.

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

Results of Operations

During the nine months ended September 30, 2024, the Company obtained financing through related-party debt to sustain operations, maintain the charter fishing business, and provide management the resources needed to evaluate other business opportunities.

The Company’s results of operations for the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Total Revenue	$18,134	$22,580	$55,964	$55,634
Cost of Services	8,412	14,973	26,802	23,384
Gross Profit	9,722	7,607	29,162	32,250
Operating Expenses	49,952	112,740	309,957	381,883
Operating Loss	(40,230)	(105,133)	(280,795)	(349,633)
Other Income and Expenses	(18,975)	(15,594)	(55,346)	(813,763)
Net Loss	$(59,205)	$(120,727)	$(336,141)	$(1,163,396)

Revenue

Total revenue from operations as $55,964 for the nine months ended September 30, 2024, compared to $55,634 for the nine months ended September 30, 2023, an increase of 0.59%. Total revenue from operations was $18,134 for the three months ended September 30, 2024, compared to $22,580 for the three months ended September 30, 2023, a decrease of 19.69%. Revenue was comprised of fishing charter services and lease income from the lease of the Company’s marine equipment. The Company expects charter revenue to taper off in the fourth quarter as the fishing season comes to an end.

Cost of Services

Cost of services for operations was $26,802 for the nine months ended September 30, 2024, compared to $23,384 for the nine months ended September 30, 2023, an increase of 14.62%. Cost of services for operations was $8,412 for the three months ended September 30, 2024, compared to $14,973 for the three months ended September 30, 2023, a decrease of 43.82%. Cost of services was comprised of expenses directly related to operating the Company’s marine equipment.

Operating Expenses

Operating expenses were $309,957 for the nine months ended September 30, 2024, compared to $381,883 for the nine months ended September 30, 2023, a decrease of 18.83%. Operating expenses were $49,952 for the three months ended September 30, 2024, compared to $112,740 for the three months ended September 30, 2023, a decrease of 55.69%. The changes in operating expenses over the comparative periods were attributed to reductions in general and administrative expenses including stock-based compensation and executive payroll. There was also a significant reduction in general and administrative expenses due to the $59,602 adjustment related to forfeitures of unvested stock options. The Company expects operating expenses to increase in future periods as management’s business development strategies are implemented including increases in accounting and auditing fees.

Other Income and Expenses

Other income and expenses resulted in a net expense of $55,346 for the nine months ended September 30, 2024, compared to $813,763 for the nine months ended September 30, 2023. Other income and expenses resulted in a net expense of $18,975 for the three months ended September 30, 2024, compared to $15,594 for the three months ended September 30, 2023. The changes in other income and expenses over the comparative periods was primarily attributed to the loss recognized with the acquisition of Down2Fish. The Company expects to continue to recognize other income and expenses in future periods as debt instruments tied to the fishing charter vessels continue to incur interest.

Net Loss

Net loss was $336,141 for the nine months ended September 30, 2024, compared to $1,163,396 for the nine months ended September 30, 2023, a decrease of 71.11%. Net loss was $59,205 for the three months ended September 30, 2024, compared to $120,727 for the three months ended September 30, 2023, a decrease of 50.96%. The change in net loss over the comparative periods was primarily attributed to a decrease in losses from operating expenses and the loss recognized on the asset purchase of Down2Fish. The Company expects to continue to realize net losses from operations over the next twelve months as management works to implement its business model.

Capital Expenditures

Capital expenditures during the nine months ended September 30, 2024 consisted of $25,000 for website development costs. Capital expenditures during the nine months ended September 30, 2023 consisted of the property and equipment acquired as part of Down2Fish.

Liquidity and Capital Resources

Since inception, the Company has experienced significant changes in liquidity, capital structure, and stockholders’ deficit.

The Company had current assets of $10,794 as of September 30, 2024, consisting of cash and a bond, compared to $16,386 as of September 30, 2023 and $27,171 as of December 31, 2023, with a similar asset composition. Total assets were $202,538 as of September 30, 2024, including current assets, property and equipment, and intangible assets, compared to $209,283 as of September 30, 2023 and $216,549 as of December 31, 2023.

The Company had current liabilities of $859,323 as of September 30, 2024 consisting of accounts payable, deferred revenue, related-party payables, and the current portion of long-term debt, compared to current liabilities of $201,136 as of September 30, 2023 and to $338,487 as of December 31, 2023, with a similar composition. Total liabilities were $1,387,951 as of September 30, 2024, consisting of current liabilities and notes payable, compared to $201,136 as of September 30, 2023 and to $1,178,675 as of December 31, 2023. The increase in current liabilities in the nine months ended September 30, 2024 was attributed primarily to funds borrowed from related parties partially offset by repayments of notes payable and the transition of notes payable from long-term debt to the current portion of notes payable as the maturity dates of certain promissory notes draw near.

The Company had a working capital deficit of $848,529 as of September 30, 2024, compared to $184,750 as of September 30, 2023, and to $311,316 as of December 31, 2023. The fluctuation in these deficits was primarily attributed to the transition of long-term debt to current liabilities as notes payable reached their maturity dates and were paid off using funds received from the issuance of new related-party notes payable.

Stockholders’ deficit was $1,185,43 as of September 30, 2024, compared to $871,437 as of September 30, 2023, and to $962,126 as of December 31, 2023. The stockholders’ deficit has continued to increase as the Company incurs professional fees and other expenses related to developing management’s business plans.

Cash Flows from Operating Activities

Net cash used in operating activities was $208,123 for the nine months ended September 30, 2024, compared to $148,773 for the nine months ended September 30, 2023. Non-cash items impacting net cash used in operating activities included depreciation, stock-based compensation, and loss on asset purchase. In addition, changes in balance sheet accounts—such as current assets, accounts payable, deferred revenue, and related-party payables—also affected operating cash flow. The Company expects to continue to have net cash flow used in operating activities over the next twelve months or until such time as Down2Fish generates sufficient revenue from operations to sustain the costs of operations.

The Company has no current plans to make any additional changes in the number of employees.

Cash Flows from Investing Activities

Net cash used in investing activities was $25,000 for the nine months ended September 30, 2024, compared to $45,911 for the nine months ended September 30, 2023. The Company anticipates future needs for cash used in investing activities due to expected investments in the expansion of its fishing charter business. However, as of September 30, 2024, the Company had no formal commitments for capital expenditures.

Cash Flows from Financing Activities

Net cash provided by financing activities was $221,746 for the nine months ended September 30, 2024, compared to net cash provided by financing activities of $61,348 for the nine months ended September 30, 2023. Net cash provided by financing activities in the nine months ended September 30, 2024 was primarily due to funds received from related-party notes payable, partially offset by repayments of existing notes payable and related-party obligations. Net cash provided by financing activities for the nine months ended September 30, 2023 was attributed to funds received from the issuance of notes payable related to the acquisition of Down2Fish. The Company expects to continue to use net cash provided by financing activities over the next twelve months generated through additional private equity placements, public offerings, or private debt to fund continued expansion of its business.

The Company’s assets were insufficient as of September 30, 2024 to implement its plan of operation to expand its business operations. Management anticipates conducting additional private equity offerings to meet the Company’s objectives, and may seek additional loans in the short term to sustain operations. Management is confident the Company’s efforts to realize additional funding will be successful. As of September 30, 2024, the Company had no lines of credit or other bank financing arrangements, and it does not anticipate paying cash dividends in the foreseeable future.

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

For the nine months ended September 30, 2024, the Company identified and corrected errors related to its application of several accounting policies including the capitalization of website development costs, accrual of professional fees, and accounting for stock-based compensation.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2024.

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

Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2024, due to material weaknesses in internal controls related to the application of certain accounting policies, including the capitalization of website development costs, accrual of professional fees, and accounting for stock-based compensation. These material weaknesses resulted in the restatement of the Company’s previously filed financial statements.

To support the implementation of remedial actions and strengthen the Company’s financial reporting process, the Board of Directors appointed a new Chief Financial Officer on May 20, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended September 30, 2024, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Disclosure Regarding Rule 10b5-1 and non-Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2024, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934 (as amended), of the Company has adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

ARVANA INC.

Date: July 11, 2025

By: /s/ James Kim

James Kim

Chief Executive Officer

Date: July 11, 2025

By: /s/ Andrew E. Morrison

Andrew E. Morrison

Chief Financial Officer

ARVANA INC.
INDEX TO EXHIBITS

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

Chief Financial Officer

CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT

TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Amendment No. 1 to the Quarterly Report of Arvana Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2024, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned officers of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that, to the best of our knowledge and belief:

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