Form 10-K
period 2024-12-31
ARVANA INC
filed 2025-07-17
CIK 1113313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2024

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

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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
Emerging growth company ☐

If an emerging growth company, indicate by check number if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant including in the filing reflect the correction of an error in previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, $0.001 par value (the only class of voting stock), held by non-affiliates (28,050,614 shares) was $12,622,776 based on the average of the bid and ask price ($0.45) on June 30, 2024.

At July 15, 2025, the number of shares outstanding of the registrant’s common stock, $0.001 par value (the only class of voting stock), was 108,345,554.

PART I

ITEM 1. BUSINESS

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

Arvana acquired the assets and assumed the liabilities of Down2Fish on February 3, 2023, from LCF Salons, LLC, (“LCF”) in exchange for fifty thousand dollars ($50,000) and a secured promissory note (“Note”) in the amount of seven hundred thousand dollars ($700,000) payable twenty-four (24) months after the closing date that bears interest of seven and one quarter percent (7¼%) per annum. Interest on the promissory note is payable on an annual basis. The parties have agreed to extend the maturity date of the Note to August 15, 2025.

Stockholders approved a forward stock split of Arvana’s common shares on a 3-for-1 basis effected on April 19, 2023, to stockholders of record on March 31, 2023. All changes in Arvana’s capital structure have been given retroactive effect in this annual report.

While Arvana operates its fishing charter business it has continued to seek business opportunities in real estate development. On December 12, 2023, Arvana announced a non-binding memorandum of understanding to acquire the business of FirstShot Centers, LLC (“FirstShot”), a Nevada based company intent on expanding its specialty use concept to acquire and repurpose vacant shopping malls, outlet locations and big box stores throughout the United States to attract new tenants from targeted industries that offer goods or services that are not available online. The parties are yet to enter into a definitive agreement pending delivery of the FirstShot business and financing plan.

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

We intend to offer dolphin watching charters as the means to grow the Down2Fish brand in the Greater Tampa area and are exploring the possibilities for offering whale watching charters. The Tampa Bay area is ideal for dolphin spotting as many dolphins live in shallow waters close to the coastline. Dolphin tours are popular with families and groups. However, Down2Fish will need a larger vessel that can carry more clients to initiate dolphin watching charters. North Atlantic right whales can be sporadically spotted from November to April calving in waters off the Florida Gulf coast. Given that right whales potting in Florida is a rarity, we are unaware of any fishing charter companies in Florida that offer whale watching tours so to offer this service could quickly help us distinguish the Down2Fish brand.

Industry

The fishing charter industry consists of businesses that engage in services such as inshore/coastal fishing, offshore fishing, and tournament fishing. Operators provide charter boat services for individuals, parties, and companies. Operators may vary greatly in size, ranging from large operators with a fleet of vessels to single boat owner-operators and part-time charter companies. The industry has seen faltering growth over the past five years. COVID-19was the primary disruption that resulted in a significant decline in domestic tourism.

The IBISWorld report dated to September 2023 explains the fishing charter industry has experienced a moderate decline over the last five years. Overall revenue was estimated to drop at an annualized rate of 4.8% through that period to $440.3 million. Despite the fall in revenue, the IBIS World report added that the number of charter boat businesses grew by 2.4% to 3,649, and the number of charter boat employees grew by 1.4% to 5,753 during the prior five years to September 2023. While the fishing charter industry benefited from a recovering economy in 2021 post pandemic, rising inflation in 2022, dampened growth through 2023. The reports notes that the fishing charter industry continues to face stiff competition from other recreational activities such as hiking, running, and video games along with a negative shift in consumer confidence. Inflation has caused consumers to save more of their earnings in response economic uncertainty which sentiment has had a chilling effect on the demand for fishing charter boat services.

Looking ahead, the IBIS World report for the fishing charter business has forecast an increase in revenue at an annualized rate of 3.0% to $511.3 over the next five years as disposable income is expected to increase in a tight labor market, which development will likely provide consumers with more discretionary income for recreational services such as fishing charters.

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

Our pricing is similar to the average price of what is charged for a fishing charter. While we do not charge more than our competitors, we do not chargeless. Nonetheless, we do intend to offer discounts on our fishing charters for special events, and to reward loyal customers especially for referrals to our business.

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

Florida requires a Charter Captain or Boat Fishing License to carry paying customers for the purpose of taking, attempting to take or possessing saltwater fish or organisms. A Florida Charter Captain license also covers customers on a charter who are not required to hold separate recreational saltwater fishing licenses and permit the licensed captain to go from boat to boat to do business. Florida also requires us to hold a Gulf Reef Fish Charter/Endorsement. State licenses are issued by the Florida Fish and Wildlife Conservation Commission (“FWC”). Our business is also subject to FWC Florida Charter for Hire Regulations and Florida Recreational Fishing Regulations. We are further required to register as our boats as commercial vessels with the Florida Highway Safety and Motor Vehicles. Our business must also follow certain local restrictions as to seasons, volume, and fish species subject to catch.

We are also subject to city and county business license requirements.

Any failure to comply with the rules and regulations that govern fishing charter businesses could result in substantial penalties. Since such rules and regulations are frequently amended or interpreted differently by regulatory agencies, we are unable to accurately predict the future cost or impact on our business in complying with such laws or ultimately what cost or impact compliance or otherwise will have on us. Nevertheless, we do believe that our business is currently in regulatory compliance with those rules and regulations incumbent upon us.

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

Employees

Arvana has a non-employee compensation arrangement with chief executive officer who also serves as acting chief financial officer and as a director. He engages consultants, attorneys, accountants, and auditors as necessary to direct Arvana’s business. Management has no intention of engaging additional employees until the sustainability of our business is assured.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OFEQUITY SECURITIES

Market Information

Shares of Arvana’s common stock are quoted on the OTC Pink Sheets Current Information Alternative Reporting electronic platform under the symbol “AVNI”.

Over-the-counter market quotations of our common stock reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

On February 22, 2023, Arvana’s stockholders approved a forward-split on a 3-1 basis of its outstanding common stock that was effected on April 19, 2023 to stockholders of record on March 31, 2023.

Holders

Arvana has 93 stockholders of record holding a total of 107,845,554 shares of fully paid and non-assessable common stock of the 500,000,000 shares of common stock, par value $0.001, authorized. We believe that the number of beneficial owners is substantially greater than the number of record holders given a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors.

Dividends

Arvana has neither the ability nor any history of paying cash dividends to its stockholders and has no intention to pay cash dividend in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below details compensation plans, including individual compensation arrangements, under which Arvana equity securities have been authorized for issuance as of year-end December 31, 2024 aggregated as follows: (i) All compensation plans previously approved by security holders; and (ii) All compensation plans not previously approved by security holders.

Plan Category	Number of securities issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,150,000	$0.09	2,550,000
Equity compensation plans not approved by stockholders	—	—	—
Total	6,150,000	$0.09	2,550,000

1The Arvana Inc. 2002 Stock Incentive Plan was approved by stockholders on February 22, 2023.

Arvana Inc. 2022 Stock Incentive Plan

The purpose of the Arvana Inc. 2022 Stock Incentive Plan (“Incentive Plan”) is to provide a means through which Arvana may attract able persons to serve as employees, directors, or consultants of Arvana or its subsidiaries, and to provide a means whereby those individuals upon whom the responsibilities for the successful administration and management of Arvana rest, and whose present and potential contributions to Arvana are of importance, may acquire and maintain stock ownership, thereby strengthening their concern for the welfare of Arvana. The Incentive Plan provides for granting incentive stock options(“ISO’s”), non-qualified stock options (“NQSO’s”), restricted stock awards (“RSA’s”), or any combination of the foregoing, as is best suited to the circumstances of the employee, consultant, or director who might be eligible for participation. Employees are eligible for incentive stock options and non-qualified stock options under the Incentive Plan. Non-employee members of our board of directors (“Board”) and consultants are eligible for non-qualified stock options.

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

On September 30, 2022, Arvana sold an aggregate of five million four hundred thousand (5,400,000) shares to 16 individuals and 2 corporations, pursuant to the exemptions from the registration promulgated under Securities Act as follows:

Name	Date	Amounts Settled	Cash	Price	Shares	Exemptions
Brian Buckley (1)	08/11/2022	$—	$60,000	$0.067	900,000	§4(a)(2)/Reg S
Peter Van Settelen	08/11/2022	—	25,000	0.067	375,000	§4(a)(2)/Reg S
Leonard B. Smith	08/18/2022	—	10,000	0.067	150,000	§4(a)(2)/Reg S
Cathy Bures	08/25/2022	—	5,000	0.067	75,000	§4(a)(2)/Reg D
Andrew Barry	08/29/2022	—	12,500	0.067	187,500	§4(a)(2)/Reg S
Melanie Ellenburgh	08/29/2022	—	12,500	0.067	187,500	§4(a)(2)/Reg S
Jim Silye	08/29/2022	—	10,000	0.067	150,000	§4(a)(2)/Reg S
Bruce Carson	09/01/2022	—	25,000	0.067	375,000	§4(a)(2)/Reg S
James Stephen Gardiner & Licia Gardner	09/01/2022	—	15,000	0.067	225,000	§4(a)(2)/Reg S
Robert Breakell	09/01/2022	—	10,000	0.067	150,000	§4(a)(2)/Reg S
Orion Winkelmeyer	09/01/2022	—	60,000	0.067	900,000	§4(a)(2)/Reg S
Louis Basque	09/02/2022	—	5,000	0.067	75,000	§4(a)(2)/Reg S
Lawrence Jean	09/08/2022	—	10,000	0.067	225,000	§4(a)(2)/Reg S
Natash Blaisdell	09/09/2022	—	15,000	0.067	225,000	§4(a)(2)/Reg S
Jeffrey King	09/09/2022	—	5,000	0.067	75,000	§4(a)(2)/Reg S
Daniel Dunlop	09/09/2022	—	30,000	0.067	450,000	§4(a)(2)/Reg S
Enkore Custom Homes, Inc.	09/20/2022	—	10,000	0.067	150,000	§4(a)(2)/Reg S
Orsa & Company (2)	09/30/2022	$40,000	—	0.067	600,000	§4(a)(2)/Reg D
Sub-total			320,000 (3)
TOTAL		$40,000	$320,000		5,400,000

(1) Brian Buckley participated in the placement twice.

(2) Orsa & Company is wholly owned by Ruairidh Campbell, a former officer and former director of Arvana.

(3) Arvana paid a 10% referral fee to a resident of Alberta, Canada pursuant to provincial regulator exemptions from registration.

On July 23, 2021, we issued an aggregate of eighty-eight million six hundred and thirteen thousand five hundred and forty-four (88,613,544) shares in debt settlement to four individuals (4) and five (5) entities, pursuant to the exemptions from the registration promulgated under Securities Act as follows:

Name	Date	Amount Settled & Extinguished	Stock Price	Shares	Exemptions
Zahir Dhanani (1)	04/01/2021	$220,071.06	$0.10	1,309,476	§4(a)(2)/Reg S
Third Millennium Capital Corporation	04/01/2021	12,659.58	0.10	79,521	§4(a)(2)/Reg S
CaiE Foods Partnership Ltd.	04/01/2021	213,522.09	0.10	1,746,099	§4(a)(2)/Reg D
International Portfolio Management Inc. (2)	06/30/2021	10,375.00	0.10	778,125	§4(a)(2)/Reg S
Altaf Nazerali (2)	06/30/2021	5,750.00	0.13	431,250	§4(a)(2)/Reg S
Altaf Nazerali (2)	06/30/2021	10,000.00	0.13	750,000	§4(a)(2)/Reg S
Valor Invest Ltd. (2)	06/30/2021	924,975.96	0.13	69,373,197	§4(a)(2)/Reg S
John Baring (3)	06/30/2021	60,000.00	0.13	4,500,000	§4(a)(2)/Reg D
681315 B.C. Ltd. (4)	06/30/2021	103,611.68	0.13	7770,876	§4(a)(2)/Reg S
Raymond Wicki	06/30/2021	44,879.03	0.13	1,875,000	§4(a)(2)/Reg S
TOTAL		$1,605,844.40		88,613,544

(1) Zahir Zhanani was a former officer and former director of Arvana.

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

Discussion and Analysis

Overview

Arvana acquired Down2Fish on February 3, 2023 as a wholly owned subsidiary. Down2Fish operates a Florida based fishing charter business offering a range of curated maritime adventures including inshore, offshore, and custom charters for fishing enthusiasts, nature lovers and tourists. The business is operated from a private dock in Palmetto, Florida that services the Tampa Bay area in addition to St Petersburg, Sarasota, Venice, Port Charlotte, and Clearwater. Down2Fish generates its revenue from the sale and provision of fishing charter services.

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

While Arvana operates its fishing charter business it has continued to seek business opportunities in real estate development. On December 12, 2023 Arvana announced a non-binding memorandum of understanding to acquire the business of FirstShot Centers, LLC, a Nevada based company intent on expanding its specialty use concept to acquire and repurpose vacant shopping malls, outlet locations, and big bog stores throughout the United States to attract new tenants from targeted industries that offer goods or services that are not available online. The parties have ended their discussions of the proposed transaction, and management is evaluating alternative options for pursuing this business model.

Results of Operations

During the year ended December 31, 2023 Arvana purchased Down2Fish as a wholly owned subsidiary, raised capital to sustain operations, evaluated other business opportunities, and offered charter fishing services.

Charter fishing services were curtailed in the third quarter of 2023 and halted in the fourth quarter of 2023, due to necessary repairs to both of our vessels under their respective warranties.

Our results of operations for the year ended December 31, 2024 as compared to the year ended December 31, 2023 were as follows below:

	Year Ended
	December 31,
	2024	2023	Change
Total Revenue	$67,964	$68,276	$(312)
Cost of Services	34,320	26,685	7,635
Gross Profit	33,644	41,591	(7,947)
Operating Expenses	406,236	528,513	(122,277)
Operating Loss	(372,592)	(486,922)	114,330
Other Income and Expenses	(74,903)	(829,651)	754,748
Net Loss	$(447,495)	$(1,316,573)	$869,078

Revenue

Charter revenue from operations was $67,964 for the year ended December 31, 2024 as compared to $68,276 for the twelve-month period ended December 31, 2023, a decrease of 0.5%. The decrease in revenue in the current year is attributed to complications arising due to the hurricanes occurring in the second half of 2024. Revenue results for the current year were hampered by necessary repairs to both of our fishing charter vessels.

We expect charter revenue from operations to increase over the next twelve months as both of our fishing charter vessels return to active service.

Operating Expenses

Operating expenses for the year ended December 31, 2024 decreased to $406,236 as compared to $528,513 for the twelve-month period ended December 31, 2023, a decrease of 23.1%.  The decrease in operating expenses over the twelve-month period ended December 31, 2024 is attributed to reductions in auditing expenses as well as general and administrative expenses including stock-based compensation.

We expect operating expenses to increase in future periods as our business development strategies are implemented while professional fees for auditing and accounting are expected to increase over the next twelve months.

Other Income and Expenses

Other expense for the twelve-month period ended December 31, 2024 was $74,903 as compared to other expense of $829,651 for the twelve-month period ended December 31, 2023, a decrease of 91.0%  . The reduction in other expense over the comparative periods can be primarily attributed to the loss recognized in 2023 on the acquisition of Down2Fish.

We expect other expense to decrease over future periods as debt instruments tied to the fishing charter vessels are satisfied.

Net Loss

Net loss for the year ended December 31, 2024 was $447,495 as compared to a net loss of $1,316,573 for the year ended December 31, 2023, a decrease of 66.0%.   The decrease in net loss in the current year over the prior comparable period can be primarily attributed to the loss recognized on the asset purchase of Down2Fish. We expect to continue to realize net losses from operations over the next twelve months as management works to implement its business model.

Capital Expenditures

Capital expenditures during the year ended December 31, 2024 consisted of $25,000 for website development costs. Capital expenditures during the year ended December 31, 2023 consisted of the property and equipment acquired as part of Down2Fish.

Liquidity and Capital Resources

Since inception, Arvana has experienced significant changes in liquidity, capital resources, and stockholders’ deficit.

We had current assets of $18,393  as of December 31, 2024 consisting solely of cash as compared to $27,171 as of December 31, 2023 consisting of cash and a bond. Total assets were $202,176  as of December 31, 2024 consisting of current assets, property, equipment, and intangible assets as compared to total assets of $216,549 as of December 31, 2023 consisting of cash, a bond, property, equipment, and intangible assets. We had a working capital deficit of $969,980  as of December 31, 2024 compared to a working capital deficit of $311,316 as of December 31, 2023. Net stockholders' deficit in Arvana was $1,250,966  at December 31, 2024 compared to a net stockholders' deficit in Arvana of $962,126 at December 31, 2023.

The following table shows a summary of our cash flows for the periods presented:

	Year Ended
	December 31,
	2024	2023	Change
Net cash provided by (used in):
Operating activities	$(193,580)	$(168,018)	$(25,562)
Investing activities	(25,000)	(54,552)	29,552
Financing activities	214,802	102,276	112,526
Increase (decrease) in cash	$(3,778)	$(120,294)	$116,516

Cash Used in Operating Activities

Net cash used operating activities for the year ended December 31, 2024 was $193,580 as compared to net cash used in operating activities of $168,018 for the year ended December 31, 2023. Net cash used in operating activities in the current period can be attributed to book expense items that do not affect the total amount relative to actual cash used, such as stock-based compensation, depreciation, and loss on asset purchase. Balance sheet accounts that affect cash but are not income statement related that are added or deducted to arrive at cash used in operating activities include accounts payable and amounts due to related parties.

We expect net cash used in operating activities to continue over the next twelve months as we implement our business plan.

Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2024 was $25,000 as compared to $54,552 net cash used in investing activities for the year ended December 31, 2023. Net cash used in investing activities in the prior year can be attributed to asset acquisition and the purchase of fixed assets offset by amounts received from the sale of fixed assets.

We expect to use net cash in investing activities in the near term as investment will be required of us in connection with the expansion our fishing charter business.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024 was $214,802 as compared to net cash provided by financing activities of $102,276 for the year ended December 31, 2023. Net cash provided from financing activities in the current year consisted of proceeds from loans payable to related parties offset by payments made on loans payable to related parties.

We expect to continue to use net cash provided by financing activities over the next twelve months generated through additional private equity placements, public offerings, or private debt to expand our business.

Arvana does not intend to pay cash dividends in the foreseeable future.

Arvana had no lines of credit or other bank financing arrangements as of December 31, 2024 .

Arvana had no commitments for future capital expenditures at December 31, 2024.

Arvana has adopted the Arvana Inc. 2022 Stock Incentive Plan.

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

A summary of our critical accounting policies is provided in Note 1 to the audited financial statements for the years ended December 31, 2024 and 2023 included in this Form 10-K. We discuss accounting policies that are significant in determining our results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the year ended December 31, 2024, as set forth below, are included with this Annual Report on Form 10-K. Our audited financial statements are prepared on the basis of accounting principles generally accepted in the United States and are expressed in U.S. dollars.

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

Vancouver, WA 98666

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Board of Directors & Shareholders

Arvana Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Arvana Inc. as of December 31, 2024 and the related statements of operations, changes in stockholders’ deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the year then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and the results of its operations and its cash flows for the year December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements, although the Company has limited operations and it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

We have served as the Company’s auditor since 2024.

PCAOB ID: 6108

Vancouver, Washington

July 16, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders’ of Arvana Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Arvana Inc. (the Company) as of December 31, 2023, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2023, and the related consolidated notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and the results of its operations and its cash flows for year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring operating losses, has incurred negative cash flows from operations and has an accumulated deficit. For the year ended December 31, 2023 the Company had an operating loss of $530,922, net cash $206,118 and working capital deficit of $311,316. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Margate, Florida

April 5, 2024

PCAOB #5036

Arvana, Inc.

Consolidated Balance Sheets

As of December 31, 2024 and 2023

	December 31,	December 31,
ASSETS	2024	2023
Current Assets:
Cash and Cash Equivalents	$18,293	$22,071
Other Current Assets	100	5,100
Total Current Assets	18,393	27,171
Non-Current Assets:
Property and Equipment, Net	136,533	163,378
Intangible Assets, Net	47,250	26,000
Total Non-Current Assets	183,783	189,378
Total Assets	$202,176	$216,549

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$62,172	$100,849
Deferred Revenue	9,000	—
Other Current Liabilities	4,157	—
Related-Party Payables (Note 8)	139,885	46,200
Current Portion of Notes Payable (Note 7)	12,515	79,438
Current Portion of Related-Party Notes Payable	760,644	112,000
Total Current Liabilities	988,373	338,487
Long-Term Liabilities:
Notes Payable, Net of Current Portion	114,769	840,188
Related-Party Notes Payable, Net of Current Portion	350,000	—
Total Long-Term Liabilities	464,769	840,188
Total Liabilities	1,453,142	1,178,675

Stockholders' Deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized, 107,845,554 issued and outstanding at December 31, 2024, and 107,845,554 issued and 107,839,299 outstanding at December 31, 2023, respectively	107,847	107,847
Additional Paid-in Capital	36,668,638	36,490,304
Accumulated Deficit	(38,027,451)	(37,556,941)
Total Stockholders' Deficit Before Treasury Stock	(1,250,966)	(958,790)
Less: Treasury Stock (0 shares and 6,255 shares at cost)	—	(3,336)
Total Stockholders' Deficit	(1,250,966)	(962,126)
Total Liabilities and Stockholders' Deficit	$202,176	$216,549

 The accompanying notes are an integral part of these consolidated financial statements

Arvana, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2024 and 2023

	Year Ended December 31,
	2024	2023
Revenue:
Charter Revenue	$19,964	$24,276
Lease Revenue	48,000	44,000
Total Revenue	67,964	68,276
Cost of Services	34,320	26,685
Gross Profit	33,644	41,591

Operating Expenses:
Amortization Expense	3,750	—
Depreciation Expense	26,845	23,969
General and Administrative	241,216	403,528
Professional Fees	134,425	101,016
Total Operating Expenses	406,236	528,513

Operating Loss	(372,592)	(486,922)

Other Income and Expenses:
Interest Income	550	5
Interest Expense	(75,453)	(58,647)
Loss on Asset Purchase	—	(771,009)
Total Other Income and Expenses	(74,903)	(829,651)

Net Loss	$(447,495)	$(1,316,573)

Net Loss Per Share:
Basic	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.01)

Weighted Average Shares Outstanding:
Basic	107,845,554	107,839,299
Diluted	107,845,554	107,839,299

The accompanying notes are an integral part of these consolidated financial statements

Arvana Inc.

Consolidated Statements of Stockholders’ Deficit

For the Years Ended December 31, 2024 and 2023

			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit
Year Ended December 31, 2023
Balance December 31, 2022	107,845,554	$107,847	$36,240,352	$(36,240,368)	(6,255)	$(3,336)	$104,495
Stock-Based Compensation	—	—	249,952	—	—	—	249,952
Net Loss	—	—	—	(1,316,573)	—	—	(1,316,573)
Balance December 31, 2023	107,845,554	$107,847	$36,490,304	$(37,556,941)	(6,255)	$(3,336)	$(962,126)

Year Ended December 31, 2024
Balance December 31, 2023	107,845,554	$107,847	$36,490,304	$(37,556,941)	(6,255)	$(3,336)	$(962,126)
Restatement Adjustment	—	—	23,015	(23,015)	—	—	—
Reissued Treasury Shares	—	—	(3,336)	—	6,255	3,336	—
Stock-Based Compensation	—	—	158,655	—	—	—	158,655
Net Loss	—	—	—	(447,495)	—	—	(447,495)
Balance December 31, 2024	107,845,554	$107,847	$36,668,638	$(38,027,451)	—	$—	$(1,250,966)

The accompanying notes are an integral part of these consolidated financial statements

Arvana Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2024 and 2023

	Year Ended December 31,
	2024	2023
Cash Flows from Operating Activities:
Net Loss	$(447,495)	$(1,316,573)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	30,595	23,969
Stock-based compensation	158,655	249,952
Loss on asset purchase	—	771,009
Change in other current assets	5,000	—
Change in accounts payable	(38,677)	65,525
Change in deferred revenue	9,000	—
Change in other current liabilities	4,157	—
Change in related-party payables	85,185	38,100
Net cash used in operating activities	(193,580)	(168,018)

Cash Flows from Investing Activities:
Cash paid for fixed assets	—	(8,641)
Cash paid for intangible assets	(25,000)	—
Cash paid for asset acquisition	—	(50,000)
Cash acquired from asset acquisition	—	4,089
Net cash used in investing activities	(25,000)	(54,552)

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable	—	123,266
Proceeds from related-party notes payable	370,000	—
Repayments of notes payable	(23,198)	(20,990)
Repayments of related-party notes payable	(132,000)	—
Net cash provided by financing activities	214,802	102,276

Net decrease in cash	(3,778)	(120,294)
Cash and cash equivalents, beginning of year	22,071	142,365
Cash and cash equivalents, end of year	$18,293	$22,071

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$60,255	$22,318

Non-Cash Investing and Financing Activities:
Note payable issued for asset acquisition (Note 3)	$—	$700,000
Liabilities assumed in asset acquisition (Note 3)	$—	$234,904

The accompanying notes are an integral part of these consolidated financial statements

Arvana Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

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

Basis of Presentation

The Company’s fiscal year end is December 31. The accompanying consolidated financial statements of the Company for the years ended December 31, 2024, and 2023 have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for financial information with the instructions to Form 10-K and Regulation S-K. Results are not necessarily indicative of results which may be achieved in future periods.

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

Concentration of Credit Risk

The Company maintains cash deposits at financial institutions in accounts that may at times exceed federally insured limits. At December 31, 2024 and 2023, the Company did not have any cash balances in excess of insured FDIC limits. The Company has not experienced any losses on such accounts, and believes it is not exposed to any significant credit risks.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed using the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share are computed using the weighted average number of common shares and potentially dilutive common stock equivalents, including stock options and warrants. The Company had 6,150,000 outstanding stock options at December 31, 2024 and 7,950,000 at December 31, 2023, which have been excluded from the calculation of diluted loss per share because their effects would be anti-dilutive due to net losses in both periods.

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

Reclassifications

The Company made the following reclassifications for the year ended December 31, 2023 to conform with the current year presentation on the statement of operations:

•	Lease Revenue: $44,000 was reclassified from other income and expenses to revenue.
•	Cost of Services: $26,685 was reclassified from charter expenses, as previously included in operating expenses, to cost of services for inclusion in gross profit
•	Depreciation Expense: $23,969 was reclassified from charter expenses, as previously included in operating expenses, to a separate line item under operating expenses for enhanced transparency.

These reclassifications reflect a change in financial statement presentation as a result of changes in operational strategies due to new management in 2024, and were done solely to enhance comparability to the current year. These reclassifications are not corrections of errors, and they had no impact on net loss, total assets, or total liabilities for the period presented.

To conform with the current year presentation on the statement of cash flows, the Company reclassified $38,100 related to the change in related-party payables from financing activities to operating activities for the year ended December 31, 2023. This reclassification had no impact on the net change in cash or the ending balance of cash and cash equivalents for the period presented.

Note 2 – Going Concern

The Company incurred net losses of $447,495 and $1,316,573 for the years ended December 31, 2024 and 2023. The Company had a working capital deficit of $988,373 and an accumulated deficit of $38,027,451 as of December 31, 2024. The Company has incurred significant losses since inception and will require additional funding from external sources to further implement its business development strategy. Currently, the Company has no firm commitments for such funding. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date these consolidated financial statements are issued. The accompanying financial statements do not include any adjustments relating to the recoverability or classification of recorded assets or liabilities that may result from this uncertainty in the ability of the Company to continue as a going concern.

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

The Company did not incur any acquisition related costs during the period. Property and equipment acquired consisted primarily of offshore support vessels. The Company recorded property and equipment acquired at an estimated fair value of $178,706. The fair values of the offshore support vessels were estimated by applying a replacement cost approach. These assets will be tested for impairment upon the occurrence of a triggering event. The Company estimates the remaining useful lives for the vessels acquired are seven years, based on an original estimated useful life of ten years. The charter fishing license acquired is a perpetual federal fishing license, which grants the Company access to fish in federally regulated waters off the coast of Florida. This asset is not amortized and is tested for impairment at least annually.

Note 4 – Property and Equipment

Property and equipment consist of the following:

	December 31,	December 31,
	2024	2023
Marine Equipment	$181,675	$181,675
Furniture and Fixtures	5,672	5,672
Total Property and Equipment	187,347	187,347
Less: Accumulated Depreciation	(50,814)	(23,969)
Property and Equipment, Net	$136,533	$163,378

Depreciation expense was $26,845 and $23,969 for the years ended December 31, 2024 and 2023. Depreciation expense is included in operating expenses on the Consolidated Statements of Operations.

Marine equipment is subject to an operating lease agreement ending on December 31, 2025. See Note 6 for more information.

Note 5 – Intangible Assets

The Company acquired a perpetual federal fishing license as part of the acquisition of Down2Fish’s assets (see Note 3 for more information), which grants the Company access to fish in federally regulated waters off the coast of Florida. This asset is not amortized and is tested for impairment at least annually. As of December 31, 2024 and 2023, the Company determined no impairment of this asset had occurred.

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

Lease income was $48,000 and $44,000 for the years ended December 31, 2024 and 2023. Lease income is included in revenue on the Consolidated Statements of Operations. Future lease payments expected to be received under this related-party lease are as follows:

Year	Amount
2025	$52,000
Total	$52,000

Note 7 – Notes Payable

Notes payable are as follows:

	December 31,	December 31,
	2024	2023
Note payable to a bank, interest at 6.75%, due in monthly installments of principal and interest, matures August 15, 2039, secured by a boat.	$119,452	$130,212
Note payable to a bank, interest at 7.49%, due in monthly installments of principal and interest, matures March 15, 2037, secured by a boat.	7,832	20,270
Note payable to seller (a related party), interest at 7.25%, due August 15, 2025, secured by membership interest in Down 2 Fish Charters, LLC.	700,000	700,000
Note payable to majority shareholder, interest at 5.00%, matures January 31, 2026, unsecured.	300,000	—
Note payable to majority shareholder, bearing no interest, matures January 31, 2026, unsecured.	50,000	—
Note payable to majority shareholder, bearing no interest, with various maturities, unsecured.	—	112,000
Note payable to a related party, bearing no interest, matures December 31, 2025, unsecured.	24,644	33,144
Note payable to a related party, bearing no interest, matures December 31, 2025, unsecured.	10,000	10,000
Note payable to a related party, bearing no interest, matures December 31, 2025, unsecured.	26,000	26,000
Total Notes Payable	1,237,928	1,031,626
Less: Current Portion of Notes Payable	(12,515)	(79,438)
Less: Current Portion of Related-Party Notes Payable	(760,644)	(112,000)
Notes Payable, Net of Current Portion	$464,769	$840,188

Principal maturities of notes payable are as follows:

Year	Amount
2025	$773,159
2026	358,199
2027	7,120
2028	7,597
2029	8,145
Thereafter	83,708
Total	$1,237,928

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

At December 31, 2024 and 2023, the Company included $1,400 and $1,200 in related-party payables for accrued fees owed to board members for services rendered.

At December 31, 2024 and 2023, the Company owed $0 and $15,000 to a company controlled by a related party for website creation, website development, and web hosting services. These amounts are included in related-party payables.

During the years ended December 31, 2024 and 2023, the Company recorded stock-based compensation of $158,655 and $249,952 for the grant of stock options to its Chief Executive Officer, board members, and other parties. See Note 10 for more information.

During the years ended December 31, 2024 and 2023, the Company has repaid non-interest-bearing notes payable to related parties totaling $132,000 and $0 which were due at various dates between May 30, 2024 and January 15, 2025.

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

Subsequent to the end of the reporting period, the Company executed a series of amendments to promissory notes with various parties to modify the terms of the notes including extensions of their respective maturity dates (see Note 7 for more information). The terms of the amended agreement for one promissory note related to the purchase of Down2Fish, with a principal amount of $700,000, resulted in the issuance of 500,000 restricted shares of common stock to the seller of Down2Fish to hold as additional collateral for the fulfillment of the note. As a result of the share issuance, the seller became a related party to the Company, and certain other parties became related parties due to ownership attribution. The restated financial statements have been updated to reflect the reclassification of the relevant promissory notes from long-term notes payable to related-party notes payable, and corresponding adjustments were also made to the current portion of long-term notes payable and current portion of related-party notes payable to reflect the amended terms of the notes.

Note 9 – Common Stock

The Company is authorized to issue 500,000,000 shares of common stock. As of December 31, 2024, a total of 107,845,554 shares were issued and outstanding. As of December 31, 2023, 107,845,554 shares were issued, of which 107,839,299 shares were outstanding and 6,255 shares were classified as treasury stock.

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

During the three months ended June 30, 2024, the Company issued 12,500,000 shares of restricted common stock at an approximate price of $0.008 per share as part of executing a consulting services agreement with its majority stockholder. The Company accounts for stock-based compensation awards in accordance with the provisions of ASC 718, which requires that the cost of all equity-based compensation be reflected in the financial statements over the vesting period based on the estimated fair value of the awards. Before December 31, 2024, the Board of Directors exercised the claw-back provision included in the consulting services agreement for all 12,500,000 shares. Due to the exercise of the claw-back provision, the stock-based compensation expense associated with this award was fully reversed and no net expense was recorded for any period.

The Company conducted an examination of its stock records and determined 6,255 shares previously reported as treasury stock were no longer held by the Company as of January 1, 2024. The Company concluded the shares were reissued in a prior period, and the impact is immaterial. The Company removed the 6,255 shares from treasury stock and made a corresponding adjustment to additional paid-in capital on January 1, 2024. The impact of this adjustment is immaterial, and it did not affect net loss or cash flows in any period presented.

No other shares of common stock were issued during the years ended December 31, 2024 and 2023.

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

At December 31, 2024 the Company had 6,150,000 options outstanding and at December 31, 2023 the Company had 7,950,000 options outstanding with vesting periods ranging from 2 to 5 years and exercise prices of approximately $0.087 per share. During the three months ended September 30, 2024, a total of 1,800,000 options—consisting of 810,000 vested options and 990,000 unvested options—were forfeited by the former Chief Executive Officer and a former member of the board. In addition, the Board of Directors approved a resolution to modify the terms of the options granted to the former Chief Executive Officer to cancel any vested options not exercised within 30 days of termination for cause. The Company accounts for forfeitures when they occur; accordingly, a reduction in stock-based compensation expense of $59,602 was recorded in the three months ending September 30, 2024.

Subsequent to the end of the reporting period, the Company conducted an examination of its accounting policies for stock-based compensation and determined certain awards were not properly expensed in prior periods due to the application of incorrect vesting periods and other computational errors. As a result, the cumulative stock-based compensation expense was understated by $23,015. In accordance with ASC 250-10-45-23, the Company has corrected this error by recording an adjustment to retained earnings as of January 1, 2024.

Total stock-based compensation was $158,655 and $249,952 for the years ended December 31, 2024 and 2023. The Company will recognize the remaining $152,844 as follows:

Year	Amount
2025	$148,329
2026	2,527
2027	1,988
Total	$152,844

Note 11 – Subsequent Events

The Company evaluated subsequent events through the date these financial statements were issued.

On May 20, 2025, the Board of Directors of the Company appointed Andrew Morrison as a member of the board and as the Company’s Chief Financial Officer and Treasurer. This appointment was made in connection with a review of certain previously issued financial statements, including an evaluation of the appropriateness of specific accounting policies and related disclosures. As a result of this evaluation, the Company has issued restated financial statements for the three months ended March 31, 2024, the three and six months ended June 30, 2024, and the three and nine months ended September 30, 2024. See Note 12 for more information.

Subsequent to the end of the reporting period, the Company executed a series of amendments to promissory notes with various parties to modify the terms of the notes including extensions of their respective maturity dates. See Note 7 for more information on the amended maturity dates and Note 8 for more information on the impact of these modifications resulting in the issuance of stock and changes to the treatment of related-party notes payable.

Note 12 – Restatement of Previously Issued Interim Financial Statements (Unaudited)

During the year ended December 31, 2024, the Company identified and corrected errors in its previously issued unaudited condensed financial statements for the quarters ended March 31, 2024, June 30, 2024, and September 30, 2024. These corrections were reflected in the Company’s amended Forms 10-Q for the applicable periods, each of which was filed prior to the issuance of this Annual Report on Form 10-K.

The errors primarily related to the capitalization of website development costs, accrual of professional fees, and accounting for stock-based compensation expense including the forfeiture of unvested stock options. The Company evaluated the materiality of the errors in accordance with the guidance in ASC 250, Accounting Changes and Error Corrections, and determined that the errors were material to the previously issued interim financial statements. Accordingly, the Company restated its financial statements for the affected periods.

The corrections did not impact the audited consolidated financial statements for the year ended December 31, 2024. For a detailed discussion of the restatements, refer to the amended Forms 10-Q for the applicable periods as filed with the Securities and Exchange Commission.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Arvana previously reported a change in its independent registered public accounting firm in a Form 8-K report pursuant to §13 or 15(d) of the Exchange Act on October 6, 2024.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by management, with the participation of our chief executive officer and chief financial officer, of the effectiveness of Arvana’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December31, 2024.

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

Based on that evaluation, management concluded that Arvana’s disclosure controls and procedures were not effective as of December 31, 2024 in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, due to material weaknesses in internal controls related to the application of certain accounting policies, including the capitalization of website development costs, accrual of professional fees, and accounting for stock-based compensation.

To support the implementation of remedial actions and strengthen the Company’s financial reporting process, the Board of Directors appointed Andrew E. Morrison as the new Chief Financial Officer on May 20, 2025.

Management's Annual Report on Internal Control over Financial Reporting

We maintain a system of internal controls over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP). Management has assessed the effectiveness of these internal controls as of the end of the fiscal year covered by this report based on the criteria set forth in Internal Control –Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, our chief executive officer identified the following material weakness in connection with his review of our financial statements as of December 31, 2024.

As of December 31, 2024 Arvana relied on one individual who had sole responsibility for the preparation of financial reporting disclosure in his capacity as chief executive officer and acting chief financial officer. The Company’s inaction to bifurcate the duties of each office is a material weakness that could impact financial reporting. Management has concluded, in light of this material weakness, that internal control over financial reporting was not effective as of the end of the fiscal year covered by this report. Management believes this material weakness affected our financial results in prior reporting periods, believes this weakness could result in a material misstatement of our financial statements in future periods that might not be prevented or detected in a timely manner. As a result, the Board of Directors appointed Andrew E. Morrison as the new Chief Financial Officer on May 20, 2025 to assist the chief executive officer in implementing the rest of Arvana’s remediation plans to address the weaknesses identified in the Company’s system of internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended December 31, 2024, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

However, as disclosed above, subsequent to the end of the reporting period, the Company began implementing remedial measures to address the identified control deficiencies. These measures include:

•	Hiring a new Chief Financial Officer to oversee the implementation of remedial actions;
•	Enhancing internal review and approval processes for accounting estimates and journal entries;
•	Improving documentation and evaluation of complex or judgmental accounting matters;
•	Increasing oversight over third-party service providers involved in financial reporting; and
•	Hiring additional accounting personnel to perform various accounting functions in order to achieve a proper segregation of duties and so that the new Chief Financial Officer can properly perform his oversight functions.

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

ITEM 9B. OTHER INFORMATION

Disclosure Regarding Rule 10b5-1 and non-Rule 10b5-1 Trading Arrangements

During the three months ended December 31, 2024, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934 (as amended), of the Company has adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of Arvana:

Name	Age	Position
James Kim	53	Chief Executive Officer
Andrew E. Morrison	45	Chief Financial Officer
Sir John Baring	77	Chairman of the Board of Directors

Background of Officers and Directors

James Kim was appointed CEO and to the board on July 17, 2024.  Mr. Kim brings to his position 20 years of operational excellence and senior level management covering all aspects of a business from Operations, Sales, Technology and HR.   He started his career during the dot com days working in a high growth startup and worked his way up to Director level before leaving to go to his next successful startup as a co-founder.  His career has covered many areas, but most recently has been focused on consulting and advisory roles before landing as CEO at Arvana.

Andrew E. Morrison was appointed CFO and to the board on May 20, 2025. Mr. Morrison has 20 years of experience working in public accounting. advising both private and publicly traded companies across a wide range of industries. His expertise includes financial reporting under U.S. GAAP, SEC compliance, complex technical accounting matters, and internal controls. Prior to joining Arvana, Mr. Morrison served in senior roles at regional and national accounting firms, where he led tax and advisory engagements for high-growth and emerging businesses.

Sir John Baring serves as chairman of our Board and has previously served as our chief executive officer. He was appointed as a director on May 26, 2005, and as chairman of the Board on October 17, 2005. Sir John resigned as a director on July 24, 2021, and was reappointed as a director on November 15,2021. Sir John Baring brings more than 30 years of banking and investing experience to the Board. He has been involved with capital markets, private company investment and management for the breadth of that experience with a focus on emerging companies. Since June 2002, Sir John has acted as a managing and founding member of Mercator Management LLC, a leading fund management company. Sir John was educated at Eton College and holds a degree from the Royal Agricultural College University.

Insider Trading Policies and Procedures

As of the date of this filing, the Company has not adopted a formal insider trading policy or procedure applicable to directors, officers, employees, or the Company itself. The Company is a smaller reporting company with a limited number of employees and officers, and management believes that it can adequately monitor trading activity and compliance with applicable securities laws without a formal written policy. While the Company does not currently maintain a formal policy, all directors, officers, and employees are expected to comply with the requirements of federal securities laws, including restrictions on trading while in possession of material non-public information. The Company continues to evaluate its governance practices and may adopt a formal insider trading policy in the future as its operations grow or its circumstances change.

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

(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8) Subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S. C 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Meetings of the Board

During its fiscal year ended December 31, 2024 the Board met on four occasions by telephonic means, and otherwise transacted Arvana’s business by unanimous written consent.

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

Audit Committee and Audit Committee Financial Expert

The Board has established an audit committee that is comprised of James Kim, Andrew E. Morrison, and Sir John Baring. Mr. Morrison, a Certified Public Accountant with 20 years of experience in public accounting, has been designated by the Board as the “audit committee financial expert” as defined by Item 407(d)(6)(ii) of Regulation S-K. While the Board benefits from Mr. Morrison’s expertise, it also regularly engages qualified CPAs to advise on financial reporting matters, potential issues, and the evaluation of the Company’s financial statements. The Board is actively seeking to expand its membership and add an additional director with strong financial expertise.

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

A copy of our Code of Ethics is incorporated by reference, to the Form 10-KSB for the year ended December 31, 2006, filed as an exhibit thereto on April16, 2007.

Significant Employees

Our chief executive officer and chief financial officer are Arvana’s only significant employees.

Term of Office

Our directors are appointed for one (1) year terms to hold office until the next annual stockholders meeting or until removed from the Board in accordance with Arvana’s bylaws.

Arvana’s chief executive officer and chief financial officer retain their positions in accordance with their respective consulting agreements, subject to removal by the Board, or their resignation.

Board Leadership Structure and Role in Risk Oversight

Our chief executive officer and chief financial officer also serve as members of the Board. These two individuals are currently responsible for all oversight aspects of finance and accounting functions. Due to reliance on two individuals to fill multiple roles within the Company, we do not have a formal policy regarding the separation of duties related to accounting and finance functions. We are working on bifurcating the responsibilities of the chief executive officer and chief financial officer to help remediate this internal control weakness, and management is actively working on hiring additional personnel to perform various functions related to finance and accounting in order to achieve a proper segregation of duties and establish oversight functions.

The Board has determined that the present leadership structure is appropriate for Arvana and its stockholders at this stage of the Company’s development and while it continues to implement its business strategies. This structure promotes alignment between the Board and management and establishes a unified chain of command to support execution of strategic initiatives. The Board also believes that including the chief executive officer and chief financial officer as directors strengthens the connection between management and the Board to facilitate the regular and effective flow of information.

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

Arvana entered into a consulting agreement with its sole executive officer effective July 17, 2024, and he is compensated based on amounts invoiced as a related party for services rendered. The Board determined to transition from “shell” status in 2022, and Arvana exited “shell” status in the first quarter of 2023. We believe that our chief executive officer’s consulting agreement is adequate to compensate him for his service to Arvana, and is in line with compensatory packages typical of other smaller reporting companies. The Board also believes that our chief financial officer’s consulting agreement is adequate at this time to compensation him for his services to Arvana.

Executive compensation paid or accrued to our prior chief executive officer for the periods ended December 31, 2024 and December 31, 2023 was $70,000 and $120,000 (including option awards), respectively. Executive compensation for our current chief executive officer for the year ended December 31, 2024 was $30,000.

During the year ended December 31, 2024 the Company incurred director’s fees of $800 (2023 - $1,600).

The information provided below with respect to “named executive officers,” as defined by Commission regulations, includes compensation paid or accrued to our sole executive officer during the fiscal years ended December 31, 2024 and 2023. Arvana had no other executive officers, or non-executive officers or employees whose total compensation during the respective fiscal years presented exceeded $100,000.

During the year ended December 31, 2024 Arvana paid $70,000 in wages to our former CEO and $120,000 in wages during the year ended December 31, 2023.

Long-Term Incentive Plans

Arvana does not have any long-term incentive plans, pension plans, or similar compensatory plans with its directors or named executive officer as of December 31, 2024.

Outstanding Equity Awards

As of December 31, 2024 there were no outstanding equity awards held by our former named chief executive officer. All unexercised options were forfeited in August, 2024 under the terms of the 2022 stock option plan.

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

Plan Category	Number of securities issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,150,000	$ 0.09	2,550,000
Equity compensation plans not approved by stockholders	-	-	-
Total	6,150,000	$0.09	2,550,000

Compensation Paid to Directors

Arvana compensates its independent directors for service on the Board. For the year ended December 31, 2024 the compensation paid or accrued for directors consisted of $800 in director’s fees for Sir John Baring and $2,534 in stock-based compensation via options awarded to Sir John Baring.

Non-qualified Stock Options

Arvana granted 150,000 non-qualified options pursuant to the Incentive Plan to each non-executive member of the Board on October 15, 2022, for services to be rendered, that vest in equal increments over five (5) years. The non-qualified stock options, when vested, have an exercise price of $0.087 per share for a period of six (6) years from the date of grant.

Pension, Retirement or Similar Benefit Plans

Arvana has no current arrangements or plans in which it is obligated to provide pension, retirement or similar benefits for directors or executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 15, 2025 by:

•	each of our named executive officers;
•	each of our directors;
•	all of our current directors and executive officers as a group; and
•	each person, or group of affiliated persons, who beneficially own more than 5% of our stock.

The percentage of shares beneficially owned is computed based on 107,845,554 shares of common stock outstanding at July 15, 2025. Shares that a person has the right to acquire within 60 days thereof, are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock	Percentage of Shares of Common Stock
Directors and Officers
Common Stock	Sir John Baring, Director 299 S Main Street, 13th Floor Salt Lake City, UT 84111	43,875	<1%
Common Stock	All Directors and Executive Officers as a Group	43,875	<1%

Common Stock	Bondock LLC (1)(2) 1057 Whitney Ranch Drive, Suite 350 Henderson, NV 89014	42,551,065	39.46%
Common Stock	Pinto Concepts, Inc. (2) 905-1631 Dickson Avenue, Kelowna British Columbia, Canada V1Y0B5	10,000,000	9.27%
Common Stock	Brian Lovig (2) 1057 Whitney Ranch Drive, Suite 350 Henderson, NV 89014	3,000,000	2.78%
Common Stock	Kerri Ann Hulet 1330 Calle Calma Henderson, NV 89012	6,000,000	5.56%
Common Stock	Landon Lovig 8618-77 Street NW, Edmonton Alberta, Canada T6C2L8	6,000,000	5.56%
Common Stock	Lane Lovig 768 Patterson Avenue, Kelowna British Columbia, Canada	6,000,000	5.56%
Common Stock	Reagan Lovig 105-555 Wade Avenue East, Penticton British Columbia, Canada V2A1T3	6,000,000	5.56%
Total		79,594,940	73.8%

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

(2) Bondock LLC. and Pinto Concepts Inc. are under the beneficial ownership of Brian Lovig.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in−laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year or in any presently proposed transaction which, in either case, has or will materially affect us except as described below:

•	Bondock LLC – owned by a stockholder, Brian Lovig, holding shares carrying more than 5% of the voting rights attached to our outstanding shares, accepted two promissory notes from Arvana in the amount of $350,000 which was assigned in the current fiscal year and outstanding at December 31, 2024.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth information regarding the amounts billed to us by our independent auditor, Michael Gillespie, & Associates, PLLC, for our fiscal year ended December 31, 2024, and for our prior independent auditor, Assurance Dimensions for our fiscal year ended December 31, 2023.

	Years ended December 31,
	2024	2023
Audit Fees:	$21,415	$25,000
Audit Related Fees:	—	13,500
Tax Fees:	—	—
All Other Fees:	—	—
Total:	$21,415	$38,500

Audit Fees

Audit Fees are the aggregate fees billed by our independent auditors for the audit of our annual financial statements that are provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees

Audit-Related Fees are fees charged by our independent auditors for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” This category comprises fees billed for independent accountant review of our interim financial statements and management discussion and analysis, as well as advisory services associated with our financial reporting.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-14, and are included as part of this Form 10-K:

Financial Statements of Arvana for the years ended December 31, 2024 and 2023:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets
•	Consolidated Statements of Operations
•	Consolidated Statements of Stockholders’ Deficit
•	Consolidated Statements of Cash Flows
•	Notes to Consolidated Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 31 of this annual Form 10-K and are incorporated herein by this reference.

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

Date: July 15, 2025

By: /s/ James Kim

James Kim

Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arvana Inc.

Date: July 15, 2025

By: /s/ Andrew E. Morrison

Andrew E. Morrison

Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 15, 2025

By: /s/ John Baring

Sir John Baring

Chairman of the Board

INDEX TO EXHIBITS

S-K Number	Description
2.1	Business Purchase Agreement filed with the Commission as an exhibit to Form 8-K on November 16, 2022.
3.1	Articles of Incorporation filed with the Commission as an exhibit to Form 10-SB on May 24, 2000.
3.1.1	Amended and Restated Articles of Incorporation filed with the Commission as an exhibit to Form 8-K on October 12, 2010
3.1.2	Amended and Restated Articles of Incorporation filed with the Commission as an exhibit to Schedule 14C on February 2, 2021.
3.2	Amended and Restated Bylaws filed with the Commission as exhibit to Form 10-SB on May 24, 2000.
10.1	Debt Settlement Agreement and Release with Zahir Dhanani filed with the Commission as an exhibit to Form 8-K on July 29, 2021.
10.2	Debt Settlement Agreement and Release with CaiE Foods Partnership Ltd. filed with the Commission as an exhibit on Form 8-K dated July 29, 2021.
10.3	Debt Settlement Agreement and Release with Valor Invest Ltd. filed with the Commission as an exhibit to Form 8-K dated July 29, 2021
10.5	Debt Forgiveness Agreement with Zahir Dhanani filed with the Commission as an exhibit to Form 8-K on July 29, 2021.
10.6	Debt Forgiveness Agreement with Topkapi International Investment Corp. filed with the Commission as an exhibit to Form 8-K on July 29, 2021.
10.7	Arvana 2022 Stock Incentive Plan dated September 30, 2022, filed with the Commission as an exhibit to Form 10-Q on November 22, 2022.
10.8	Employment Agreement dated September 1, 2022, filed with the Commission as an exhibit on Form 10Q on November 22, 2022.
10.9	Business Purchase Agreement dated November 16, 2022, filed with the Commission as an exhibit on Form 10-Q on November 22, 2022.
21	Subsidiaries filed with the Commission on Form 8-K on February 3, 2023.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act filed with the Commission as an exhibit to this Form 10-K.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act filed with the Commission as an exhibit to this Form 10-Q.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed with the Commission as an exhibit to this Form 10-K.
99.1	Audited financial statements of Down 2 Fish Charters LLC as of and for the fiscal years ended December 31, 2021, and 2020 filed with the Commission on February 3, 2023.
99.2	Unaudited financial statements of Down 2 Fish Charters LLC as of and for the three and nine-month periods ended September 30, 2022, and 2021 filed with the Commission on February 3, 2023.
99.3	Unaudited Pro Forma Combined Financial Statements as of and for the fiscal year ended December 31, 2021, and September 30, 2022, filed with the Commission on February 3, 2023.
1	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.