Form 10-Q
period 2025-03-31
ARVANA INC
filed 2025-07-17
CIK 1113313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15D OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____TO_____.

Commission file number: 0-30695

ARVANA INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0618509
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares outstanding of the issuer’s common stock, par value $0.001 (the only class of voting stock) on July 16, 2025 was 107,845,554.

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

Arvana Inc.

Condensed Consolidated Balance Sheets

As of March 31, 2025 and December 31, 2024

	March 31,	December 31,
	2025	2024
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash and Cash Equivalents	$23,482	$18,293
Other Current Assets	4,100	100
Total Current Assets	27,582	18,393
Non-Current Assets:
Property and Equipment, Net	136,259	136,533
Intangible Assets, Net	46,000	47,250
Total Non-Current Assets	182,259	183,783
Total Assets	$209,841	$202,176

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$67,348	$62,172
Deferred Revenue	8,000	9,000
Other Current Liabilities	11,465	4,157
Related-Party Payables (Note 8)	174,959	139,885
Current Portion of Notes Payable (Note 7)	11,116	12,515
Current Portion of Related-Party Notes Payable	1,110,644	760,644
Total Current Liabilities	1,383,532	988,373
Long-Term Liabilities:
Notes Payable, Net of Current Portion	111,579	114,769
Related-Party Notes Payable, Net of Current Portion	—	350,000
Total Long-Term Liabilities	111,579	464,769
Total Liabilities	1,495,111	1,453,142
Stockholders' Deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized, 107,845,554 issued and outstanding at March 31, 2025, and 107,845,554 issued and outstanding at December 31, 2024	107,847	107,847
Additional Paid-in Capital	36,713,444	36,668,638
Accumulated Deficit	(38,106,561)	(38,027,451)
Total Stockholders' Deficit Before Treasury Stock	(1,285,270)	(1,250,966)
Less: Treasury Stock (0 shares and 0 shares at cost)	—	—
Total Stockholders' Deficit	(1,285,270)	(1,250,966)
Total Liabilities and Stockholders' Deficit	$209,841	$202,176

The accompanying notes are an integral part of these interim unaudited consolidated financial statements

Arvana Inc.

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2025 and 2024

	Three Months Ended
	March 31,
	2025	2024
	(Unaudited)	(Unaudited)
Revenue:
Charter Revenue	$10,598	$—
Lease Revenue	12,000	12,000
Total Revenue	22,598	12,000
Cost of Services	7,023	4,621
Gross Profit	15,575	7,379

Operating Expenses:
Amortization Expense	1,250	—
Depreciation Expense	6,950	6,712
General and Administrative	49,939	105,972
Professional Fees	21,052	1,210
Total Operating Expenses	79,191	1,13,894

Operating Loss	(63,616)	(106,515)

Other Income and Expense:
Interest Income	—	24
Interest Expense	(15,494)	(17,223)
Total Other Income and Expense	(15,494)	(17,199)

Net Loss	$(79,110)	$(123,714)

Net Loss Per Share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding:
Basic	107,845,554	107,845,554
Diluted	107,845,554	107,845,554

The accompanying notes are an integral part of these interim unaudited consolidated financial statements

Arvana Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit
Three Months Ended March 31, 2024
Balance December 31, 2023	107,845,554	$107,847	$36,490,304	$(37,556,941)	(6,255)	$(3,336)	$(962,126)
Restatement Adjustment	—	—	23,015	(23,015)	—	—	—
Reissued Treasury Shares	—	—	(3,336)	—	6,255	3,336	—
Stock-Based Compensation	—	—	63,327	—	—	—	63,327
Net Loss	—	—	—	(123,714)	—	—	(123,714)
Balance March 31, 2024	107,845,554	$107,847	$36,573,310	$(37,703,670)	—	$—	$(1,022,513)

Three Months Ended March 31, 2025
Balance December 31, 2024	107,845,554	$107,847	$36,668,638	$(38,027,451)	—	$—	$(1,250,966)
Stock-Based Compensation	—	—	44,806	—	—	—	44,806
Net Loss	—	—	—	(79,110)	—	—	(79,110)
Balance March 31, 2025	107,845,554	$107,847	$36,713,444	$(38,106,561)	—	$—	$(1,285,270)

The accompanying notes are an integral part of these interim unaudited consolidated financial statements

Arvana Inc.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2025 and 2024

	Three Months Ended
	March 31,
	2025	2024
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net Loss	$(79,110)	$(123,714)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,200	6,712
Stock-based compensation	44,806	63,327
Change in other current assets	(4,000)	—
Change in accounts payable	5,176	(75,628)
Change in deferred revenue	(1,000)	8,000
Change in other current liabilities	7,308	758
Change in related-party payables	35,074	52,926
Net cash provided by (used in) operating activities	16,454	(67,619)

Cash Flows from Investing Activities:
Cash paid for fixed assets	(6,676)	—
Net cash used in investing activities	(6,676)	—

Cash Flows from Financing Activities:
Proceeds from related-party notes payable	—	320,000
Repayments of notes payable	(4,589)	(8,659)
Repayments of related-party notes payable	—	(132,000)
Net cash provided by (used in) financing activities	(4,589)	179,341

Net increase in cash	5,189	111,722
Cash and cash equivalents, beginning of year	18,293	22,071
Cash and cash equivalents, end of period	$23,482	$133,793

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,099	$2,196

The accompanying notes are an integral part of these interim unaudited consolidated financial statements

Arvana Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

Note 1 – Organization

Arvana

Arvana Inc. (the “Company”) was incorporated in the State of Nevada on June 16, 1977, as Turinco, Inc. On July 24, 2006, the Company changed its name to Arvana Inc. to reflect the acquisition of a telecommunications business. The Company discontinued its telecommunications operations as of December 31, 2009.

Down 2 Fish

On February 3, 2023, the Company acquired Down 2 Fish Charters, LLC (“Down2Fish”), which was organized in the State of Florida on April 1, 2019. Down2Fish operates a Florida based fishing charter business offering a range of curated maritime adventures including inshore, offshore, and custom charters for fishing enthusiasts, nature lovers, and tourists. The business is operated from a private dock in Palmetto, Florida that services the Tampa Bay area in addition to St Petersburg, Sarasota, Venice, Port Charlotte, and Clearwater. Down2Fish generates its revenue from the sale and provision of fishing charter services as well as the lease of Down2Fish’s marine equipment.

Note 2 – Significant Accounting Policies

Basis of Presentation

The Company’s fiscal year ends on December 31. The accompanying unaudited consolidated financial statements for the three months ended March 31, 2025 and 2024 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These interim consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the Securities and Exchange Commission (“SEC”) on July 16, 2025. The results of operations for interim periods are not necessarily indicative of results that may be achieved for the full fiscal year or any other future periods.

The results for the three months ended March 31, 2025 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2025 and for the related periods are presented.

Note 2 – Summary of Significant Accounting Policies – (continued)

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

Concentration of Credit Risk

The Company maintains cash deposits at financial institutions in accounts that may at times exceed federally insured limits. At March 31, 2025 and December 31, 2024, the Company did not have any cash balances in excess of insured FDIC limits. The Company has not experienced any losses on such accounts, and believes it is not exposed to any significant credit risks.

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

Note 2 – Summary of Significant Accounting Policies – (continued)

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

For share-based awards vesting over a certain service period with no market conditions, the cost is valued using the Black-Scholes option pricing model based on inputs determined for the grant date. Once the per-share fair value on the grant date is established, the award is expensed over a weighted-average service period for the entire award using the straight-line method.

In accordance with the provisions of ASC 718, the Company has elected to account for forfeitures of options when such forfeitures occur rather than estimating forfeitures at the grant date. Therefore, the Company records stock-based compensation expense assuming all option holders will complete the requisite service period for the options to fully vest, and then an adjustment is recorded in the period during which forfeitures occur. Compensation cost is not reversed for stock options that have vested.

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed using the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share are computed using the weighted average number of common shares and potentially dilutive common stock equivalents, including stock options and warrants. The Company had 6,150,000 outstanding stock options at March 31, 2025 and 7,950,000 at March 31, 2024, which have been excluded from the calculation of diluted loss per share because their effects would be anti-dilutive due to net losses in both periods.

Recently Issued Accounting Pronouncements Adopted by the Company

Management has reviewed recently issued accounting pronouncements and determined that none are expected to have a material effect on the Company’s condensed financial statements.

Note 3 – Going Concern

The Company incurred a net loss of $79,110 and $123,714 for the three months ended March 31, 2025 and 2024, respectively, and a net loss of $447,495 for the year ended December 31, 2024. The Company had a working capital deficit of $1,355,950 and an accumulated deficit of $38,106,561 as of March 31, 2025. The Company has incurred significant losses since inception and will require additional funding from external sources to further implement its business development strategy. Currently, the Company has no firm commitments for such funding. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date these consolidated financial statements are issued. The accompanying financial statements do not include any adjustments relating to the recoverability or classification of recorded assets or liabilities that may result from this uncertainty.

Note 4 – Property and Equipment

Property and equipment consist of the following:

	March 31,	December 31,
	2025	2024
Marine Equipment	$188,351	$181,675
Furniture and Fixtures	5,672	5,672
Total Property and Equipment	194,023	187,347
Less: Accumulated Depreciation	(57,764)	(50,814)
Property and Equipment, Net	$136,259	$136,533

Depreciation expense was $6,950 and $6,712 for the three months ended March 31, 2025 and 2024.

Marine equipment is subject to an operating lease agreement ending on December 31, 2025. See Note 6 for more information.

Note 5 – Intangible Assets

The Company acquired a perpetual federal fishing license as part of the acquisition of Down2Fish’s assets (see Note 3 for more information), which grants the Company access to fish in federally regulated waters off the coast of Florida. This asset is not amortized and is tested for impairment at least annually. As of March 31, 2025 and 2024, the Company determined no impairment of this asset had occurred.

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

Lease income was $12,000 and $12,000 for the three months ended March 31, 2025 and 2024. Lease income is included in revenue on the Consolidated Statements of Operations. Future lease payments expected to be received under this related-party lease are $40,000 for the remainder of 2025.

Note 7 – Notes Payable

Notes payable are as follows:

	March 31,	December 31,
	2025	2024
Note payable to a bank, interest at 6.75%, due in monthly installments of principal and interest, matures August 15, 2039, secured by a boat.	$117,907	$119,452
Note payable to a bank, interest at 7.49%, due in monthly installments of principal and interest, matures March 15, 2037, secured by a boat.	4,788	7,832
Note payable to seller (a related party), interest at 7.25%, due August 15, 2025, secured by membership interest in Down 2 Fish Charters, LLC.	700,000	700,000
Note payable to majority shareholder, interest at 5.00%, matures January 31, 2026, unsecured.	300,000	300,000
Note payable to majority shareholder, bearing no interest, matures January 31, 2026, unsecured.	50,000	50,000
Note payable to a related party, bearing no interest, matures December 31, 2025, unsecured.	24,644	24,644
Note payable to a related party, bearing no interest, matures December 31, 2025, unsecured.	10,000	10,000
Note payable to a related party, bearing no interest, matures December 31, 2025, unsecured.	26,000	26,000
Total Notes Payable	1,233,339	1,237,928
Less: Current Portion of Notes Payable	(11,116)	(12,515)
Less: Current Portion of Related-Party Notes Payable	(1,110,644)	(760,644)
Notes Payable, Net of Current Portion	$111,579	$464,769

Principal maturities of notes payable are as follows:

Year	Amount
Remainder of 2025	$770,164
2026	356,605
2027	7,120
2028	7,597
2029	8,145
Thereafter	83,708
Total	$1,233,339

Note 8 – Related-Party Transactions and Notes Payable to Stockholders

The Company had an employment agreement with its former Chief Executive Officer for a salary of $120,000 per year plus incentive stock options. On July 17, 2024 the Board of Directors terminated the former CEO’s employment for cause and appointed a new Chief Executive Officer on July 17, 2024. The new CEO’s compensation is $60,000 per year beginning in July of 2024.

At March 31, 2025 and December 31, 2024, the Company included $1,600 and $1,400 in related-party payables for accrued fees owed to board members for services rendered.

During the three months ended March 31, 2025 and the year ended December 31, 2024, the Company recorded stock-based compensation of $44,806 and $158,655 for the grant of stock options to its former Chief Executive Officer, board members, and other parties. See Note 10 for more information.

During the three months ended March 31, 2025 and the year ended December 31, 2024, the Company has repaid non-interest-bearing notes payable to related parties totaling $0 and $132,000 which were due at various dates between May 30, 2024 and January 15, 2025.

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

Subsequent to the end of the reporting period, the Company executed a series of amendments to promissory notes with various parties to modify the terms of the notes including extensions of their respective maturity dates (see Note 7 for more information). The terms of the amended agreement for one promissory note related to the purchase of Down2Fish, with a principal amount of $700,000, resulted in the issuance of 500,000 restricted shares of common stock to the seller of Down2Fish to hold as additional collateral for the fulfillment of the note. As a result of the share issuance, the seller became a related party to the Company, and certain other parties became related parties due to ownership attribution. The relevant promissory notes have been properly classified on the financial statements as related-party notes payable.

Note 9 – Common Stock

The Company is authorized to issue 500,000,000 shares of common stock. As of March 31, 2025 and December 31, 2024, a total of 107,845,554 shares were issued and outstanding.

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

Note 9 – Common Stock – (continued)

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

No other shares of common stock were issued during the three months ended March 31, 2025 or the year ended December 31, 2024.

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

At March 31, 2025 and December 31, 2024, the Company had 6,150,000 options outstanding with vesting periods ranging from 2 to 5 years and exercise prices of approximately $0.087 per share. During the year ended December 31, 2024 a total of 1,800,000 options—consisting of 810,000 vested options and 990,000 unvested options—were forfeited by the former Chief Executive Officer and a former member of the board. In addition, the Board of Directors approved a resolution to modify the terms of the options granted to the former Chief Executive Officer to cancel any vested options not exercised within 30 days of termination for cause. The Company accounts for forfeitures when they occur; accordingly, a reduction in stock-based compensation expense of $59,602 was recorded.

The Company conducted an examination of its accounting policies for stock-based compensation and determined certain awards were not properly expensed in prior periods due to the application of incorrect vesting periods and other computational errors. As a result, cumulative stock-based compensation expense was understated by $23,015 as of January 1, 2024. In accordance with ASC 250-10-45-23, the Company corrected this error by recording an adjustment to retained earnings on January 1, 2024.

Note 10 – Stock Options – (continued)

Stock-based compensation was $44,806 and $63,327 for the three months ended March 31, 2025 and 2024. The Company will recognize the remaining $108,038 as follows:

Year	Amount
Remainder of 2025	$103,523
2026	2,527
2027	1,988
Total	$108,038

Note 11 – Subsequent Events

The Company evaluated subsequent events through the date these restated financial statements were issued.

On May 20, 2025, the Board of Directors of the Company appointed Andrew Morrison as a member of the board and as the Company’s Chief Financial Officer and Treasurer. This appointment was made in connection with a review of certain previously issued financial statements, including an evaluation of the appropriateness of specific accounting policies and related disclosures. As a result of this evaluation, the Company has issued the accompanying restated financial statements and intends to issue restated financial statements for the six months ended June 30, 2024 and 2023, and for the nine months ended September 30, 2024 and 2023. See Note 12 for more information on the restatements.

Subsequent to the end of the period, the Company executed a series of amendments to promissory notes with various parties to modify the terms of the notes including extensions of their respective maturity dates. See Note 7 for more information on the amended maturity dates and Note 8 for more information on the impact of these modifications resulting in the issuance of stock and changes to the treatment of related-party notes payable.

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

The Company’s fiscal year end is December 31. All information presented herein relates to the three months ended March 31, 2025 and 2024, as well as year ended December 31, 2024.

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

Results of Operations

During the three months ended March 31, 2025, the Company did not obtain any new financing. The charter fishing business was able to generate sufficient revenue to sustain operations for the period. Management continues to evaluate and pursue other business opportunities including real estate ventures.

The Company’s results of operations for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, were as follows:

	Three Months Ended
	March 31,
	2025	2024
	(Unaudited)	(Unaudited)
Total Revenue	$22,598	$12,000
Cost of Services	7,023	4,621
Gross Profit	15,575	7,379
Operating Expenses	79,191	113,894
Operating Loss	(63,616)	(106,515)
Other Income and Expenses	(15,494)	(17,199)
Net Loss	$(79,110)	$(123,714)

Revenue

Total revenue from operations was $22,598 for the three months ended March 31, 2025, compared to $12,000 for the three months ended March 31, 2024, an increase of 88.3%. Revenue was comprised of fishing charter services and lease revenue from the part-time lease of the Company’s marine equipment. The Company expects charter revenue to rise in the second and third quarters during the peak fishing season, and then taper off in the fourth quarter as the fishing season comes to an end.

Cost of Services

Cost of services for operations was $7,023 for the three months ended March 31, 2025, compared to $4,621 for the three months ended March 31, 2024, an increase of 52.0%. Cost of services was comprised of expenses directly related to operating the Company’s marine equipment, and the variation in cost of services matches management’s expectations.

Operating Expenses

Operating expenses were $79,191 for the three months ended March 31, 2025, compared to $113,894 for the three months ended March 31, 2024, a decrease of 30.5%. The changes in operating expenses over the comparative periods were attributed to reductions in general and administrative expenses including stock-based compensation and executive payroll, offset by increases in consulting fees, accounting fees, and auditing expenses. The Company expects operating expenses to increase in future periods as management’s business development strategies are implemented while accounting and auditing professional fees are expected to increase over the next year.

Other Income and Expense

Other income and expense resulted in a net expense of $15,494 for the three months ended March 31, 2025, compared to $17,199 for the three months ended March 31, 2024. The decrease in other income and expense over the comparative periods was attributed to reductions in interest expense charged on the boat loans as the principal balances are paid down. The Company expects to continue to recognize other income and expense in future periods as debt instruments continue to incur interest.

Net Loss

Net loss was $79,111 for the three months ended March 31, 2025, compared to $123,714 for the three months ended March 31, 2024, a decrease of 36.1%. The reduction in net loss over the comparative periods was primarily attributed to an increase in fishing charter revenue and a decrease in operating expenses including costs associated with executive compensation and stock-based compensation as management streamlines the Company’s operations. The Company expects to continue to realize net losses from operations over the next twelve months as management works to implement its business model.

Capital Expenditures

The Company spent $6,676 on capital expenditures during the three months ended March 31, 2025 to purchase marine equipment for fishing charters. The Company did not make any capital expenditures during the three months ended March 31, and 2024.

Liquidity and Capital Resources

Since inception, the Company has experienced significant changes in liquidity, capital structure, and stockholders’ deficit.

The Company had current assets of $27,582 as of March 31, 2025, consisting of cash and a bond, compared to $18,393 as of December 31, 2024, with a similar asset composition. Total assets were $209,841 as of March 31, 2025, including current assets, property and equipment, and intangible assets, compared to $202,176 as of December 31, 2024, with a similar asset composition.

The Company had current liabilities of $1,383,532 as of March 31, 2025 consisting of accounts payable, deferred revenue, related-party payables, and the current portion of long-term debt, compared to current liabilities of $988,373 as of December 31, 2024, with a similar composition. Total liabilities were $1,491,111 as of March 31, 2025, consisting of current liabilities and notes payable, compared to $1,453,142 as of December 31, 2024, with a similar composition. The increase in current liabilities in the three months ended March 31, 2025 was attributed primarily to the transition of related party notes payable from long-term debt to current liabilities in anticipation of upcoming maturity dates.

The Company had a working capital deficit of $1,355,950 as of March 31, 2025, compared to $20,333 as of December 31, 2024. The increase in this deficit was primarily attributed to the transition of long-term debt to current liabilities as maturity dates approach for notes payable.

Total stockholders’ deficit was $1,285,270 as of March 31, 2025, compared to $1,250,966 as of December 31, 2024. The stockholders’ deficit has continued to increase as the Company incurs professional fees and other expenses related to developing management’s business plans.

Cash Flows from Operating Activities

Net cash provided by operating activities was $16,454 for the three months ended March 31, 2025, compared to net cash used in operating activities of $67,619 for the three months ended March 31, 2024. Non-cash items impacting net cash from operating activities included depreciation and amortization as well as stock-based compensation. In addition, changes in balance sheet accounts—such as current assets, accounts payable, deferred revenue, and related-party payables—also affected operating cash flow. The Company expects to have use cash flow in operating activities over the next twelve months or until such time as Down2Fish generates sufficient revenue from operations to sustain the costs of operations.

As part of its operational growth strategy, the Company is assessing its personnel needs and anticipates hiring up to five additional employees, including accounting staff, by December 31, 2025. These potential additions are intended to support increased business activity and strengthen the Company’s internal finance and reporting capabilities.

Cash Flows from Investing Activities

Net cash used in investing activities was $6,676 for the three months ended March 31, 2025, compared to $0 for the three months ended March 31, 2024. The Company anticipates future use of cash in investing activities due to expected investment in the expansion of its fishing charter business. However, as of March 31, 2025, the Company had no formal commitments for capital expenditures.

Cash Flows from Financing Activities

Net cash used in financing activities was $4,589 for the three months ended March 31, 2025, compared to net cash provided by financing activities of $179,341 for the three months ended March 31, 2024. Net cash used in financing activities in the three months ended March 31, 2025 was primarily due repayments of notes payable related to the fishing charter boats. Net cash provided by financing activities for the three months ended March 31, 2024 was attributed to funds received from related-party notes payable, partially offset by repayments of existing notes payable and other related-party obligations. The Company plans to receive net cash provided by financing activities over the next twelve months through additional private equity placements, public offerings, or private debt to fund continued expansion of its business.

The Company’s assets were insufficient as of March 31, 2025 to implement its plan of operation to expand its business operations. Management anticipates conducting additional private equity offerings to meet the Company’s objectives, and may seek additional loans in the short term to sustain operations. Management is confident the Company’s efforts to realize additional funding will be successful. As of March 31, 2025, the Company had no lines of credit or other bank financing arrangements, and it does not anticipate paying cash dividends in the foreseeable future.

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

A summary of the Company’s critical accounting policies is provided in Note 1 to the audited financial statements for the years ended December 31, 2024 and 2023, which are included in the Company’s most recent Form 10-K. In the notes management discusses accounting policies that are significant in determining the Company’s results of operations and financial position.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2025. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2025. This conclusion was due to material weaknesses in internal control over financial reporting related to the application of certain accounting policies, including the capitalization of website development costs, accrual of professional fees, and accounting for stock-based compensation. These material weaknesses contributed to the restatement of the Company’s previously filed financial statements for the first three quarters of 2024. While the financial statements for the year ended December 31, 2024 and for the current reporting period reflect the corrected accounting treatment, the control deficiencies that gave rise to the material weaknesses have not yet been fully remediated. In addition, the Company lacks sufficient accounting personnel to achieve proper segregation of duties within the finance and accounting functions. As part of the remediation efforts undertaken by the Board of Directors, a new Chief Financial Officer was appointed on May 20, 2025 to oversee the implementation of improvements to the Company’s financial reporting and internal control processes.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2025, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Disclosure Regarding Rule 10b5-1 and non-Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2025, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934 (as amended), of the Company has adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

All exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 26 of this Form 10-Q and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARVANA INC.

Date: July 16, 2025

By: /s/ James Kim

James Kim

Chief Executive Officer

(Principal Executive Officer)

Date: July 16, 2025

By: /s/ Andrew E. Morrison

Andrew E. Morrison

Chief Financial Officer

(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

S-K Number	Description

2.1	Business Purchase Agreement filed with the Commission as an exhibit to Form 8-K on November 16, 2022.

3.1	Articles of Incorporation filed with the Commission as an exhibit to Form 10-SB on May 24, 2000.

3.1.1	Amended and Restated Articles of Incorporation filed with the Commission as an exhibit to Form 8-K on October 12, 2010.

3.1.2	Amended and Restated Articles of Incorporation filed with the Commission as an exhibit to Schedule 14C on February 2, 2021.

3.2	Amended and Restated Bylaws filed with the Commission as an exhibit to Form 10-SB on May 24, 2000.

10.1	Arvana 2022 Stock Incentive Plan dated September 30, 2022 filed with the Commission as an exhibit to Form 10-Q on November 22, 2022.

10.2	Employment Agreement dated September 1, 2022 filed with the Commission as an exhibit on Form 10-Q on November 22, 2022.

10.3	Business Purchase Agreement dated November 16, 2022 filed with the Commission as an exhibit on Form 8-K on November 16, 2022.

21	Subsidiaries filed with the Commission on Form 8-K on February 3, 2023.

31.1	Certifications of Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.10	Audited financial statements of Down 2 Fish Charters LLC for the years ended December 31, 2021 and 2020 filed with the Commission on February 3, 2023.

99.20	Unaudited financial statements of Down 2 Fish Charters LLC for the three and nine months ended September 30, 2022 and 2021 filed with the Commission on February 3, 2023.

99.30	Unaudited Pro Forma Combined Financial Statements for the year ended December 31, 2021 and nine months ended September 30, 2022 filed with the Commission on February 3, 2023.

CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER

PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, James Kim, certify that:

1)	I have reviewed this Quarterly Report on Form 10-Q of Arvana Inc;

2)	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3)	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b.	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
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

Date: July 16, 2025

By: /s/ James Kim

James Kim

Chief Executive Officer

(Principal Executive Officer)

CERTIFICATIONS OF CHIEF FINANCIAL OFFICER

PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Andrew E. Morrison, certify that:

1)	I have reviewed this to the Quarterly Report on Form 10-Q of Arvana Inc;

2)	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3)	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b.	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
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

Date: July 16, 2025

By: /s/ Andrew E. Morrison

Andrew E. Morrison

Chief Financial Officer

(Principal Financial and Accounting Officer)

CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT

TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Arvana Inc. (the “Company”) on Form 10-Q for the period ended March 31, 2025, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned officers of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that, to the best of our knowledge and belief:

1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Arvana Inc.

Date: July 16, 2025 By: /s/ James Kim

James Kim

Chief Executive Officer

(Principal Executive Officer)

Date: July 16, 2025 By: /s/ Andrew E. Morrison

Andrew E. Morrison

Chief Financial Officer

(Principal Financial and Accounting Officer)