Form 10-Q
period 2025-06-30
ARVANA INC
filed 2025-08-15
CIK 1113313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15D OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____TO_____.

Commission file number: 000-30695

ARVANA INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0618509
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares outstanding of the issuer’s common stock, par value $0.001 (the only class of voting stock) on August 13, 2025 was 120,845,554.

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

Arvana Inc.

Condensed Consolidated Balance Sheets

As of June 30, 2025 and December 31, 2024

	June 30,
	2025	December 31,
ASSETS	(Unaudited)	2024
Current Assets:
Cash and Cash Equivalents	$16,806	$18,293
Other Current Assets	7,500	100
Total Current Assets	24,306	18,393
Non-Current Assets:
Property and Equipment, Net (Note 4)	129,442	136,533
Intangible Assets, Net (Note 5)	44,750	47,250
Total Non-Current Assets	174,192	183,783
Total Assets	$198,498	$202,176

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$69,263	$62,172
Deferred Revenue	—	9,000
Other Current Liabilities	15,926	4,157
Related-Party Payables (Note 8)	335,147	139,885
Current Portion Related-Party Notes Payable (Note 8)	1,110,644	760,644
Current Portion Third-Party Notes Payable (Note 7)	6,436	12,515
Total Current Liabilities	1,537,416	988,373
Long-Term Liabilities:
Related-Party Notes Payable, Net Current Portion (Note 8)	—	350,000
Third-Party Notes Payable, Net Current Portion (Note 7)	109,945	114,769
Total Long-Term Liabilities	109,945	464,769
Total Liabilities	1,647,361	1,453,142

Commitments and Contingencies	—	—

Stockholders' Deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized, 108,345,554 issued and outstanding at June 30, 2025, and 107,845,554 issued and outstanding at December 31, 2024	108,347	107,847
Additional Paid-in Capital	36,958,247	36,668,638
Accumulated Deficit	(38,515,457)	(38,027,451)
Total Stockholders' Deficit	(1,448,863)	(1,250,966)
Total Liabilities and Stockholders' Deficit	$198,498	$202,176

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

Arvana Inc.

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2025 and 2024

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Charter Revenue	$40,930	$13,830	$51,528	$13,830
Lease Revenue	12,000	12,000	24,000	24,000
Total Revenue	52,930	25,830	75,528	37,830
Cost of Services	20,789	13,769	27,812	18,390
Gross Profit	32,141	12,061	47,716	19,440

Operating Expenses:
Amortization Expense	1,250	1,250	2,500	1,250
Depreciation Expense	6,950	6,711	13,900	13,423
General and Administrative	88,855	92,180	138,794	198,152
Professional Fees	140,522	45,970	161,574	47,180
Total Operating Expenses	237,577	146,111	316,768	260,005

Operating Loss	(205,436)	(134,050)	(269,052)	(240,565)

Other Income and Expense:
Interest Income	—	6	—	30
Interest Expense	(334,168)	(19,178)	(349,662)	(36,401)
Gain on Debt Extinguishment	130,708	—	130,708	—
Total Other Income and Expense	(203,460)	(19,172)	(218,954)	(36,371)

Net Loss	$(408,896)	$(153,222)	$(488,006)	$(276,936)

Earnings Per Share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding:
Basic and Diluted	108,191,708	107,845,554	108,019,587	107,845,554

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

Arvana Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three and Six Months Ended June 30, 2025 and 2024

(Unaudited)

			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit
Balance December 31, 2023	107,845,554	$107,847	$36,490,304	$(37,556,941)	(6,255)	$(3,336)	$(962,126)
Restatement Adjustment	—	—	23,015	(23,015)	—	—	—
Reissued Treasury Shares	—	—	(3,336)	—	6,255	3,336	—
Stock-Based Compensation	—	—	63,327	—	—	—	63,327
Net Loss	—	—	—	(123,714)	—	—	(123,714)
Balance March 31, 2024	107,845,554	107,847	36,573,310	(37,703,670)	—	—	(1,022,513)
Stock-Based Compensation	—	—	63,327	—	—	—	63,327
Net Loss	—	—	—	(153,222)	—	—	(153,222)
Balance June 30, 2024	107,845,554	$107,847	$36,636,637	$(37,856,892)	—	$—	$(1,112,408)

Balance December 31, 2024	107,845,554	$107,847	$36,668,638	$(38,027,451)	—	$—	$(1,250,966)
Stock-Based Compensation	—	—	44,806	—	—	—	44,806
Net Loss	—	—	—	(79,110)	—	—	(79,110)
Balance March 31, 2025	107,845,554	107,847	36,713,444	(38,106,561)	—	—	(1,285,270)
Common Stock Issued with Debt Amendment	500,000	500	199,500	—	—	—	200,000
Stock-Based Compensation	—	—	45,303	—	—	—	45,303
Net Loss	—	—	—	(408,896)	—	—	(408,896)
Balance June 30, 2025	108,345,554	$108,347	$36,958,247	$(38,515,457)	—	$—	$(1,448,863)

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

Arvana Inc.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2025 and 2024

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
Cash Flows from Operating Activities:
Net Loss	$(488,006)	$(276,936)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,400	14,673
Amortization of debt discount	250,000	—
Gain on debt extinguishment	(130,708)	—
Stock-based compensation	90,109	126,654
Changes in assets and liabilities:
Change in other current assets	(7,400)	—
Change in accounts payable	7,091	(78,258)
Change in deferred revenue	(9,000)	—
Change in other current liabilities	11,769	15,205
Change in related-party payables	275,970	(8,829)
Net cash provided by (used in) operating activities	16,225	(207,491)

Cash Flows from Investing Activities:
Cash paid for fixed assets	(6,809)	—
Cash paid for intangible assets	—	(25,000)
Net cash used in investing activities	(6,809)	(25,000)

Cash Flows from Financing Activities:
Proceeds from related-party notes payable	—	370,000
Repayments of notes payable	(10,903)	(12,590)
Repayments of related-party notes payable	—	(132,000)
Net cash provided by (used in) financing activities	(10,903)	225,410

Net decrease in cash	(1,487)	(7,081)
Cash and cash equivalents, beginning of year	18,293	22,071
Cash and cash equivalents, end of period	$16,806	$14,990

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$4,143	$55,529
Cash paid for income taxes	$—	$—

Non-Cash Investing and Financing Activities:
Accrued interest recorded as a debt discount	$50,000	$—
Common stock issued in connection with debt amendment	$200,000	$—

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

Arvana Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2025

(Unaudited)

Note 1 – Organization

Arvana

Arvana Inc. (the “Company”) was incorporated in the State of Nevada on June 16, 1977, as Turinco, Inc. On July 24, 2006, the Company changed its name to Arvana Inc. to reflect the acquisition of a telecommunications business. The Company discontinued its telecommunications operations as of December 31, 2009.

Down 2 Fish

On February 3, 2023, the Company acquired Down 2 Fish Charters, LLC (“Down2Fish”), which was organized in the State of Florida on April 1, 2019. Down2Fish operates a Florida based fishing charter business offering inshore, offshore, and custom charters for fishing enthusiasts, nature lovers, and tourists. The business is operated from a private dock in Palmetto, Florida that services the Tampa Bay area in addition to Clearwater, Port Charlotte, Sarasota, St Petersburg, and Venice. Down2Fish generates its revenue from the sale and provision of fishing charter services as well as the lease of its marine equipment.

Note 2 – Significant Accounting Policies

Basis of Presentation

The Company’s fiscal year ends on December 31. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full fiscal year. These interim condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the Securities and Exchange Commission (“SEC”).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring management’s estimates and assumptions include determining the fair value of transactions involving shares of common stock, the recognition and measurement of deferred tax assets, and the evaluation of unrecognized deductible temporary tax differences. Actual results could differ from those estimates.

Note 2 – Summary of Significant Accounting Policies – (continued)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. The Company consolidates entities in which it has a controlling financial interest, which generally exists when the Company owns more than 50% of the voting equity interests or otherwise has the power to direct the activities that most significantly impact the entity’s economic performance. Investments in entities in which the Company does not have a controlling financial interest but has the ability to exercise significant influence are accounted for under the equity method. Investments in entities over which the Company does not have significant influence are accounted for at cost, less impairment (if any), or at fair value if elected.

Financial Instruments

The Company’s financial instruments consist primarily of cash, accounts payable, notes payable to related parties, other amounts due to related parties, and notes payable to financial institutions. The carrying amounts of cash, the accounts payable, and other amounts due to related parties approximate their fair values due to their short-term maturities.

Notes payable to related parties and financial institutions consist of both short-term and long-term borrowings. The fair value of these notes payable approximates their carrying amounts because the interest rates approximate current market rates or because these instruments are carried at amounts reflecting current borrowing terms.

Concentration of Credit Risk

The Company maintains cash deposits at financial institutions in accounts that may at times exceed federally insured limits. At June 30, 2025 and December 31, 2024, the Company did not have any cash balances in excess of insured FDIC limits. The Company has not experienced any losses on such accounts, and believes it is not exposed to any significant credit risks.

Fair Value Measurements

The Company applies ASC 820, Fair Value Measurement, for assets and liabilities measured at fair value on a recurring or nonrecurring basis. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Additionally, the inputs used to measure fair value are prioritized based on a three-level hierarchy. The three levels of inputs used to measure fair value are as follows:

Level 1—quoted prices in active markets for identical assets or liabilities;

Level 2—observable inputs other than quoted prices included in Level 1;

Level 3—unobservable inputs that are supported by little or no market activity and that are sufficient to the fair value of the assets or liabilities (for example cash flow modelling inputs based on assumptions).

Note 2 – Summary of Significant Accounting Policies – (continued)

Foreign Currency

The Company’s functional currency is the U.S. dollar. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rate in effect on the transaction date. Monetary assets and liabilities denominated in foreign currencies are remeasured at exchange rates in effect at the balance sheet date, with related gains and losses included in the consolidated statements of operations. Non-monetary assets and liabilities are remeasured at historical exchange rates. Foreign currency transaction gains and losses were not material for the periods presented.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist primarily of cash on deposit with banks and money market funds. The Company maintains its cash in bank deposit accounts, which may exceed federally insured limits. As of June 30, 2025 and December 31, 2024 the Company had no cash equivalents.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, for service arrangements, and in accordance with ASC 842, Leases, for lease arrangements.

Under ASC 606, the Company recognizes revenue from fishing charter services by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction’s price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. Service revenue is recognized over time as services are performed for customers in an amount that reflects the consideration the Company expects to receive in exchange for those services.

Under ASC 842, Leases, the Company recognizes lease revenue from the lease of equipment on a straight-line basis over the lease term, reflecting the pattern of the economic benefits derived from the lease. The Company’s lease has fixed rental payments over the lease term which are recognized monthly as the lessor fulfills its obligations under the lease agreement. As lease activities are a significant component of the Company’s ongoing business operations, lease revenue is included in total revenue and in the calculation of gross profit on the statements of operations.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable and other receivables are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts to reduce receivables to their estimated net realizable value. The allowance is based on historical collection experience, the age of the receivable, and a review of specific accounts. Account balances are charged against the allowance when management determines the receivable is uncollectible.

There were no provisions for doubtful accounts recorded at June 30, 2025 and December 31, 2024. The Company recorded $0 in bad debt expense for the three and six months ended June 30, 2025 and 2024.

Note 2 – Summary of Significant Accounting Policies – (continued)

Cost of Services

Cost of services consists primarily of direct labor, subcontractor costs, materials, and other costs directly attributable to the delivery of services to customers. Cost of services is recognized in the same period in which the related revenue is recognized.

Fixed Assets

Fixed assets are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, which range from three to ten years. Repairs and maintenance are expensed as incurred, while major renewals and improvements are capitalized.

Leases (as Lessor)

The Company has one lease arrangement under which equipment is leased to a related party. The related party is permitted to use the equipment during periods when it is not being used by the Company to provide services to customers. The arrangement is accounted for as an operating lease under ASC 842, Leases, as it does not transfer substantially all the risks and rewards of ownership. Lease revenue is recognized on a straight-line basis over the lease term.

Intangible Assets

Intangible assets acquired in business combinations are recognized at fair value as of the acquisition date. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which range from three to fifteen years, and are reviewed for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Intangible assets with indefinite lives are not amortized, but they are tested for impairment annually or more frequently if events or changes in circumstances indicate the asset may be impaired.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property, equipment, and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset group may not be recoverable. Recoverability is measured by comparing the carrying amount of the asset group to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. If the carrying amount exceeds the undiscounted cash flows, an impairment loss is recognized for the amount by which the carrying amount exceeds fair value.

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

Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed using the weighted average number of common shares and potentially dilutive common stock equivalents, including stock options and warrants. The Company had 6,150,000 outstanding stock options at June 30, 2025 and 7,950,000 outstanding at June 30, 2024, which have been excluded from the calculation of diluted loss per share because their effects would be anti-dilutive due to net losses in both periods.

Segment Reporting

The Company operates as a single operating segment, focusing on fishing charters and boat leases. The accounting policies of the operating segment are the same as those described in the summary of significant accounting policies. The Chief Executive Officer, who is the Company’s Chief Operating Decision Maker (“CODM”), reviews consolidated financial information to allocate resources and assess performance based on net income (loss) that is reported on the income statement. The measure of segment assets is reported on the balance sheet as total assets.

Reclassifications

Certain prior-period amounts have been reclassified within cash flows from financing activities to conform to the current-period presentation, with no impact on total net cash provided by (used in) financing activities, total cash flows, or the Company’s results of operations or financial position.

Note 2 – Summary of Significant Accounting Policies – (continued)

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments require disclosure of significant segment expenses that are regularly provided to the CODM and included in each reported measure of segment profit or loss. The amendments also require disclosure of all other segment items by reportable segment, the title and position of the CODM, and how the CODM uses the reported measures in assessing segment performance and allocating resources. These disclosures are required for both interim and annual periods and apply to all public entities, including those with a single reportable segment.

The Company adopted ASU 2023-07 for the year ended December 31, 2025, applying the amendments retrospectively to all periods presented. The adoption of this ASU did not have a material impact on the Company’s financial statements as the Company operates as a single reportable segment and the effect was limited to enhanced disclosures.

Management has reviewed recently issued accounting pronouncements not yet adopted by the Company and determined there are none, that are expected to have a material effect on the Company’s financial statements.

Note 3 – Going Concern

The Company incurred a net loss of $488,006 for the six months ended June 30, 2025. The Company had a working capital deficit of $1,513,110 and an accumulated deficit of $38,515,457 as of June 30, 2025. The Company has incurred significant losses since inception and will require additional funding from external sources to further implement its business development strategy. Currently, the Company has no firm commitments for such funding. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date these consolidated financial statements are issued. The accompanying financial statements do not include any adjustments relating to the recoverability or classification of recorded assets or liabilities that may result from this uncertainty.

Note 4 – Property and Equipment

Property and equipment consist of the following:

	June 30,	December 31,
	2025	2024
Marine equipment	$188,484	$181,675
Furniture and fixtures	5,672	5,672
Total property and equipment	194,156	187,347
Less: accumulated depreciation	(64,714)	(50,814)
Property and Equipment, Net	$129,442	$136,533

Depreciation expense was $13,900 and $13,423 for the six months ended June 30, 2025 and 2024, and was $6,950 and $6,711 for the three months ended June 30, 2025 and 2024.

Note 5 – Intangible Assets

Intangible assets consist of the following:

	June 30,	December 31,
	2025	2024
Federal commercial fishing licenses	$26,000	$26,000
Capitalized website development costs	25,000	25,000
Total intangible assets	51,000	51,000
Less: accumulated amortization	(6,250)	(3,750)
Intangible Assets, Net	$44,750	$47,250

The Company acquired a perpetual federal fishing license as part of the acquisition of Down2Fish’s assets which grants the Company access to fish in federally regulated waters off the coast of Florida. This asset is not amortized and is tested for impairment at least annually. As of June 30, 2025 and 2024, the Company determined no impairment of this asset had occurred.

The Company maintains a website and capitalizes website development costs under ASC 350-50, Website Development Costs. In April 2024, the Company capitalized $25,000 of website development costs, which is amortized on a straight-line basis over its estimated useful life of five years.

Amortization expense was $2,500 and $1,250 for the six months ended June 30, 2025 and 2024, respectively, and was $1,250 for the three months ended June 30, 2025 and 2024.

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

Lease revenue was $12,000 for the three months ended June 30, 2025 and 2024. Lease revenue was $24,000 for the six months ended June 30, 2025 and 2024. Future lease payments expected to be received under this related-party lease are $28,000 for the remainder of 2025.

Note 7 – Notes Payable

Notes payable are as follows:

	June 30,	December 31,
	2025	2024
Note payable to a bank, interest at 6.75%, due in monthly installments of principal and interest, matures August 15, 2039, secured by a boat.	$116,381	$119,452
Note payable to a bank, interest at 7.49%, due in monthly installments of principal and interest, matures March 15, 2037, secured by a boat. This note was repaid in full during the second quarter of 2025.	—	7,832
Total Third-Party Notes Payable	116,381	127,284
Less: Current Portion Third-Party Notes Payable	(6,436)	(12,515)
Total Long-Term Liabilities	$109,945	$114,769

Principal maturities of notes payable are as follows:

Year	Amount
Remainder of 2025	$3,154
2026	6,657
2027	7,120
2028	7,597
2029	8,145
Thereafter	83,708
Total	$116,381

Note 8 – Related-Party Transactions and Notes Payable

Stock-based Compensation

During the six months ended June 30, 2025 and the year ended December 31, 2024, the Company recorded stock-based compensation of $90,109 and $158,655 for the grant of stock options to its former Chief Executive Officer, board members, and other parties. See Note 10 for more information.

Note 8 – Related-Party Transactions and Notes Payable – (continued)

Related-Party Payables

Related-party payables consist of the following:

	June 30,	December 31,
	2025	2024
Accrued expenses payable to related parties	$183,240	$53,340
Reimbursable expenses payable to majority shareholder	75,880	25,327
Accrued interest payable to majority shareholder	26,027	13,037
Accrued interest payable to related party	50,000	48,181
Total Related-Party Payables	$335,147	$139,885

Related-Party Notes Payable

Related-party notes payable consist of the following:

	June 30,	December 31,
	2025	2024
Note payable to a related party, interest fixed at $50,000, due May 30, 2025, secured by membership interest in Down 2 Fish Charters, LLC. [3]	700,000	700,000
Note payable to majority shareholder, interest at 10.00%, matures January 31, 2026, unsecured. [1]	300,000	300,000
Note payable to majority shareholder, interest at 5.00%, matures January 31, 2026, unsecured. [2]	50,000	50,000
Note payable to a related party, bearing no interest, matures December 31, 2025, unsecured.	24,644	24,644
Note payable to a related party, bearing no interest, matures December 31, 2025, unsecured.	10,000	10,000
Note payable to a related party, bearing no interest, matures December 31, 2025, secured by federal commercial fishing licenses.	26,000	26,000
Total Related-Party Notes Payable	1,110,644	1,110,644
Less: Current Portion Related-Party Notes Payable	(1,110,644)	(760,644)
Related-Party Notes Payable, Net Current Portion	$—	$350,000

[1] This note had an original interest rate of 5% and an original maturity date of February 21, 2025. The note was amended on June 5, 2025 to increase the interest rate to 10% from the original maturity date forward and to extend the maturity date to January 31, 2026.

[2] This note had an original interest rate of 0% and an original maturity date of April 29, 2025. The note was amended on June 5, 2025 to increase the interest rate to 5% from the original maturity date forward and to extend the maturity date to January 31, 2026.

Note 8 – Related-Party Transactions and Notes Payable – (continued)

[3] This note had an original interest rate of 7.25% and an original maturity date of January 1, 2025. The note was amended on April 28, 2025 to extend the maturity date to May 30, 2025, wherein a fixed $50,000 interest payment would be due at maturity and constitute payment in full of all unpaid interest accrued on the note. Additionally, the Company issued 500,000 restricted shares of common stock to the lender to hold as additional collateral for the fulfillment of the note (see Note 9). The Company accounted for this amendment as a debt extinguishment, therefore recorded the issuance of shares, the note principal, and the fixed interest at fair value ($200,000, $700,000, and $50,000, respectively) and recorded a gain on debt extinguishment of $130,708. The value of the shares and the accrued interest were recorded as a debt discount on the modification date and amortized into interest expense through the amended May 30, 2025 maturity date, therefore, the debt discount was $0 as of June 30, 2025. Subsequent to June 30, 2025 the note was further amended to extend the maturity date (see Note 11), therefore the note was not considered to be in default as of June 30, 2025.

Note 9 – Common Stock

The Company is authorized to issue 500,000,000 shares of common stock. As of June 30, 2025 a total of 108,345,554 shares were issued and outstanding. As of December 31, 2024, a total of 107,845,554 shares were issued and outstanding.

The Company conducted an examination of its stock records and determined 6,255 shares previously reported as treasury stock were no longer held by the Company as of January 1, 2024. The Company concluded the shares were reissued in a prior period, and the impact is immaterial. For the six months ended June 30, 2024, the Company removed the 6,255 shares from treasury stock and made a corresponding adjustment to additional paid-in capital on January 1, 2024. The impact of this adjustment is immaterial, and it did not affect net loss or cash flows in any period presented.

The Company issued 12,500,000 shares of restricted common stock at an approximate price of $0.008 per share as part of executing a consulting services agreement with its majority stockholder. The Company accounts for stock-based compensation awards in accordance with the provisions of ASC 718, which requires that the cost of all equity-based compensation be reflected in the financial statements over the vesting period based on the estimated fair value of the awards. Before December 31, 2024, the Board of Directors exercised the claw-back provision included in the consulting services agreement for all 12,500,000 shares. Due to the exercise of the claw-back provision, the Company did not report the shares as issued and the stock-based compensation expense associated with this award was fully reversed and no net expense was recorded for any period.

During the six months ended June 30, 2025, the Company issued 500,000 restricted shares of common stock to a related party in connection with executing an addendum to a secured promissory note that extended the note’s maturity date (see Note 8). The shares were valued at $0.40 per share for aggregate non-cash consideration of $200,000 based on the quoted market price of the Company’s common stock on the OTC Markets on the issuance date.

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

As of June 30, 2025 and December 31, 2024, the Company had 6,150,000 options outstanding with vesting periods ranging from 2 to 5 years and exercise prices of approximately $0.087 per share. During the year ended December 31, 2024 a total of 1,800,000 options—consisting of 810,000 vested options and 990,000 unvested options—were forfeited by the former Chief Executive Officer and a former member of the board. In addition, the Board of Directors approved a resolution to modify the terms of the options granted to the former Chief Executive Officer to cancel any vested options not exercised within 30 days of termination for cause. The Company accounts for forfeitures when they occur; accordingly, a reduction in stock-based compensation expense of $59,602 was recorded in 2024.

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

Stock-based compensation was $90,109 and $126,654 for the six months ended June 30, 2025 and 2024, and was $45,303 and $63,327 for the three months ended June 30, 2025 and 2024. The Company will recognize the remaining $62,735 as follows:

Year	Amount
Remainder of 2025	$58,220
2026	2,527
2027	1,988
Total	$62,735

Note 11 – Subsequent Events

The Company evaluated subsequent events through the date these financial statements were issued.

On July 11, 2025, the Company executed a second addendum to its $700,000 note payable, extending the maturity date from May 30, 2025 to August 15, 2025. The addendum provided for an additional $27,725 of interest, payable at maturity.

On July 27, 2025, the Company issued 12,500,000 shares of restricted common stock to its majority stockholder in connection with the execution of a consulting services agreement.

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

Company Background

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

The Company’s principal office is located at 299 Main Street, 13th Floor, Salt Lake City, Utah 84111, and our telephone number is (702) 899-1072.

The Company’s registered agent in the State of Nevada is AA Registered Agents, located at 4869 Nightwood Court, Las Vegas, Nevada 89149.

The Company is traded on the OTC Markets Group, Inc.’s OTCID Basic Market platform under the symbol “AVNI.” Effective July 1, 2025, the Pink Sheets Current Information market platform was converted to the OTCID Basic Market.

The Company has continued to seek business opportunities in real estate development while continuing to operates its fishing charter business. Management continues to evaluate options for pursuing a business model based on acquiring and repurposing vacant shopping malls, outlet locations, and big box stores to attract new tenants from targeted industries that offer goods or services that are not available online.

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

Results of Operations

The Company’s results of operations for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Total Revenue	$52,930	$25,830	$75,528	$37,830
Cost of Services	20,789	13,769	27,812	18,390
Gross Profit	32,141	12,061	47,716	19,440
Operating Expenses	237,577	146,111	316,768	260,005
Operating Loss	(205,436)	(134,050)	(269,052)	(240,565)
Other Income and Expenses	(203,460)	(19,172)	(218,954)	(36,371)
Net Loss	$(408,896)	$(153,222)	$(488,006)	$(276,936)

Revenue

Total revenue was $75,528 for the six months ended June 30, 2025, compared to $37,830 for the six months ended June 30, 2024, an increase of 99.7%. Total revenue was $52,930 for the three months ended June 30, 2025, compared to $25,830 for the three months ended June 30, 2024, an increase of 104.9%. Revenue was comprised of fishing charter services and lease revenue from the part-time lease of the Company’s marine equipment. In 2024, the Company's marine equipment had to be sent back to the manufacturer for repairs resulting in significant down time during the peak charter season. In 2025, the Company was able to run charters throughout the second quarter. The Company expects charter revenue to be on the rise in the third quarter during the peak fishing season, and then taper off in the fourth quarter as the fishing season comes to an end.

Cost of Services

Cost of services was $27,812 for the six months ended June 30, 2025, compared to $18,390 for the six months ended June 30, 2024, an increase of 51.2%. Cost of services was $20,789 for the three months ended June 30, 2025, compared to $13,769 for the three months ended June 30, 2024, an increase of 51.0%. Cost of services was comprised of expenses directly related to operating the Company’s marine equipment including direct labor, subcontractor costs, materials, and other costs directly attributable to the delivery of services to customers. The increase in cost of services matches expectations based on the increase in the number of charters booked in the current six-month period compared to the same period of the prior year.

Operating Expenses

Operating expenses were $316,768 for the six months ended June 30, 2025, compared to $260,005 for the six months ended June 30, 2024, an increase of 21.8%. Operating expenses were $237,577 for the three months ended June 30, 2025, compared to $146,111 for the three months ended June 30, 2024, an increase of 62.6%. The changes in operating expenses over the comparative periods were attributed to increases in consulting fees, accounting fees, and auditing expenses offset by reductions in general and administrative expenses including stock-based compensation and executive payroll. The Company expects operating expenses to increase in future periods as management’s business development strategies are implemented including increases in professional fees for accounting and auditing services.

Other Income and Expense

Other income and expense resulted in a net expense of $218,954 for the six months ended June 30, 2025, compared to $36,371 for the six months ended June 30, 2024. Other income and expenses resulted in a net expense of $203,460 for the three months ended June 30, 2025, compared to $19,172 for the three months ended June 30, 2024. The changes in other income and expense over the comparative periods were attributed to increased interest expense related to capturing $250,000 of a debt discount for a debt modification that was fully amortized during the current year period, partially offset by gain recorded on debt extinguishment. The Company expects to continue to recognize other income and expense in future periods as debt instruments continue to incur interest.

Net Loss

Net loss was $488,006 for the six months ended June 30, 2025, compared to $276,936 for the six months ended June 30, 2024, an increase of 76.2%. Net loss was $408,896 for the three months ended June 30, 2025, compared to $153,222 for the three months ended June 30, 2024, an increase of 166.9%. The higher net loss was primarily driven by increased interest expense related to extinguished debt, partially offset by gain recorded on extinguished debt. Additional contributors included higher operating expenses including consulting fees, accounting fees, and auditing fees offset by reductions in executive compensation as management attempts to streamline the Company’s operations. The Company anticipates continuing to realize net losses over the next twelve months as management works to implement its business model.

Capital Expenditures

The Company spent $6,809 on capital expenditures during the six months ended June 30, 2025 to purchase marine equipment for fishing charters. Capital expenditures during the six months ended June 30, 2024 consisted of $25,000 for website development costs.

Liquidity and Capital Resources

Since inception, the Company has experienced significant changes in liquidity, capital structure, and stockholders’ deficit.

The Company had current assets of $24,306 as of June 30, 2025, consisting of cash and prepaid expenses, compared to $18,393 as of December 31, 2024, consisting of cash and other current assets. Total assets were $198,498 as of June 30, 2025, including current assets, property and equipment, and intangible assets, compared to $202,176 as of December 31, 2024, with a similar asset composition.

The Company had current liabilities of $1,537,416 as of June 30, 2025 consisting of accounts payable, other current liabilities, related-party payables, and the current portion of long-term debt, compared to current liabilities of $988,373 as of December 31, 2024, with a similar composition. Total liabilities were $1,647,361 as of June 30, 2025, consisting of current liabilities and notes payable, compared to $1,453,142 as of December 31, 2024, with a similar composition. The increase in current liabilities was attributed primarily to the accrual of professional fees for consulting, accounting, and auditing services.

The Company had a working capital deficit of $1,513,110 as of June 30, 2025, compared to $969,980 as of December 31, 2024. The increase in this deficit was primarily attributed to the transition of long-term debt to current liabilities as maturity dates approach for notes payable as well as the accrual of professional fees.

Total stockholders’ deficit was $1,448,863 as of June 30, 2025, compared to $1,250,966 as of December 31, 2024. The stockholders’ deficit has continued to increase as the Company incurs professional fees and other expenses related to developing management’s business plans.

Cash Flows from Operating Activities

Net cash provided by operating activities was $16,225 for the six months ended June 30, 2025, compared to net cash used in operating activities of $207,491 for the six months ended June 30, 2024. Non-cash items impacting net cash from operating activities included depreciation and amortization as well as stock-based compensation and gain on debt extinguishment. In addition, changes in balance sheet accounts—such as current assets, accounts payable, deferred revenue, and related-party payables—also affected operating cash flow. The Company expects to use cash flow in operating activities over the next twelve months or until such time as Down2Fish generates sufficient revenue from operations to sustain the costs of operations. As part of its operational growth strategy, the Company is assessing its personnel needs and anticipates hiring up to five additional employees, including accounting staff, by December 31, 2025. These potential additions are intended to support increased business activity and strengthen the Company’s internal finance and reporting capabilities.

Cash Flows from Investing Activities

Net cash used in investing activities was $6,809 for the six months ended June 30, 2025, compared to $25,000 for the six months ended June 30, 2024. The Company anticipates future use of cash in investing activities due to anticipated investments in the expansion of its fishing charter business. However, as of June 30, 2025, the Company had no formal commitments for capital expenditures.

Cash Flows from Financing Activities

Net cash used in financing activities was $10,903 for the six months ended June 30, 2025, compared to net cash provided by financing activities of $225,410 for the six months ended June 30, 2024. Net cash used in financing activities in the six months ended June 30, 2025 was primarily due to repayments of notes payable related to the fishing charter boats. Net cash provided by financing activities for the six months ended June 30, 2024 was attributed to funds received from related-party notes payable, partially offset by repayments of existing notes payable and other related-party obligations. The Company plans to receive net cash provided by financing activities over the next twelve months through additional private equity placements, public offerings, or private debt to fund continued expansion of its business.

The Company’s assets were insufficient as of June 30, 2025 to implement its plan of operation to expand its business operations. Management anticipates conducting additional private equity offerings to meet the Company’s objectives, and may seek additional loans in the short term to sustain operations. Management is confident the Company’s efforts to realize additional funding will be successful. As of June 30, 2025, the Company had no lines of credit or other bank financing arrangements, and it does not anticipate paying cash dividends in the foreseeable future.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, to allow timely decisions regarding required disclosures.

Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2025. This conclusion was due to the continued existence of a material weakness related to the lack of sufficient accounting personnel to achieve a proper segregation of duties within the finance and accounting functions.

During the second quarter of 2025, the Company remediated previously identified material weaknesses related to the application of certain accounting policies including the capitalization of website development costs, accrual of professional fees, accounting for stock-based compensation, and missing disclosures in the financial statements. As a result, those deficiencies have been corrected and removed from management’s list of material weaknesses. Notwithstanding these remediation efforts, the material weaknesses related to segregation of duties remained as of June 30, 2025. The Company continues to implement additional accounting policies and procedures designed to strengthen internal controls over financial reporting.

As part of its remediation plan, the Board of Directors appointed a new Chief Financial Officer on May 20, 2025, to assist with implementing improvements to the Company’s financial reporting and internal control processes, including measures to identify and address any potential remaining material weaknesses.

Changes in Internal Control over Financial Reporting

There were material changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended June 30, 2025, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. These changes included:

•	Appointed a new Chief Financial Officer and reallocated financial oversight responsibilities from the Chief Executive Officer to enhance segregation of duties;
•	Established new procedures for account reconciliations, supporting documentation, and financial close activities;
•	Implemented additional review and approval procedures for journal entries, accounting estimates, financial statement preparation, and disclosures;
•	Corrected the application of certain accounting policies including capitalization of website development costs, accrual of professional fees, and accounting for stock-based compensation; and
•	Restated previously issued financial statements to reflect corrected accounting treatment.

Management continues to implement additional remedial measures including improving documentation of complex accounting matters, increasing oversight over third-party service providers involved in financial reporting, and monitoring the effectiveness of new controls to ensure the timely remediation of remaining material weaknesses. Management, with oversight from the Board of Directors, will continue to monitor these remediation efforts and implement further changes as necessary to achieve effective internal control over financial reporting in future periods.

PART II

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not required of smaller reporting companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 28, 2025, the Company issued 500,000 restricted shares of common stock to a related party as consideration for amending a secured promissory note to extend its maturity date. The shares were valued at $0.40 per share, for aggregate non-cash consideration of $200,000, which was recorded as a debt discount as of the date of the amendment.

On July 27, 2025, the Company issued 12,500,000 restricted shares of common stock to its majority stockholder pursuant to a consulting services agreement, in consideration for services rendered and to be rendered. The shares were valued at $0.40 per share, for aggregate non-cash consideration of $5,000,000.

The per-share values for the foregoing issuances were based on the quoted market price of the Company’s common stock on the OTC Markets as of the respective issuance dates, each of which represents a Level 1 observable input under ASC 820, Fair Value Measurement. Each of the foregoing issuances was made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering. No underwriters participated, and no commission or other remuneration was paid, in connection with the foregoing issuances.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Disclosure Regarding Rule 10b5-1 and non-Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2025, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934 (as amended), of the Company has adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

All exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 30 of this Form 10-Q and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARVANA INC.

Date: August 14, 2025	By:	/s/ James Kim
James Kim Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Andrew E. Morrison
Andrew E. Morrison Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

S-K Number	Description

2.1	Business Purchase Agreement filed with the Commission as an exhibit to Form 8-K on November 16, 2022.

3.1	Articles of Incorporation filed with the Commission as an exhibit to Form 10-SB on May 24, 2000.

3.1.1	Amended and Restated Articles of Incorporation filed with the Commission as an exhibit to Form 8-K on October 12, 2010.

3.1.2	Amended and Restated Articles of Incorporation filed with the Commission as an exhibit to Schedule 14C on February 2, 2021.

3.2	Amended and Restated Bylaws filed with the Commission as an exhibit to Form 10-SB on May 24, 2000.

10.1	Arvana 2022 Stock Incentive Plan dated September 30, 2022 filed with the Commission as an exhibit to Form 10-Q on November 22, 2022.

10.2	Employment Agreement dated September 1, 2022 filed with the Commission as an exhibit on Form 10-Q on November 22, 2022.

10.3	Business Purchase Agreement dated November 16, 2022 filed with the Commission as an exhibit on Form 8-K on November 16, 2022.

21	Subsidiaries filed with the Commission on Form 8-K on February 3, 2023.

31.1	Certifications of Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.10	Audited financial statements of Down 2 Fish Charters LLC for the years ended December 31, 2021 and 2020 filed with the Commission on February 3, 2023.

99.20	Unaudited financial statements of Down 2 Fish Charters LLC for the three and nine months ended September 30, 2022 and 2021 filed with the Commission on February 3, 2023.

99.30	Unaudited Pro Forma Combined Financial Statements for the year ended December 31, 2021 and nine months ended September 30, 2022 filed with the Commission on February 3, 2023.

Exhibit 31.1

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
b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 14, 2025	By:	/s/ James Kim
James Kim Chief Executive Officer (Principal Executive Officer)

Exhibit 31.2

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
b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 14, 2025	By:	/s/ Andrew E. Morrison
Andrew E. Morrison Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit 32.1

CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT

TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Arvana Inc. (the “Company”) on Form 10-Q for the period ended June 30, 2025, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned officers of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that, to the best of our knowledge and belief:

1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Arvana Inc.

Date: August 14, 2025	By:	/s/ James Kim
James Kim Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Andrew E. Morrison
Andrew E. Morrison Chief Financial Officer (Principal Financial and Accounting Officer)