Form 10-Q
period 2025-09-30
ARVANA INC
filed 2025-12-01
CIK 1113313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15D OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____TO_____.

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

The number of shares outstanding of the issuer’s common stock, par value $0.001 (the only class of voting stock) on December 1, 2025 was 127,274,125.

PART I

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As used herein, the terms “Arvana,” “we,” “our,” and “us” refer to Arvana Inc., its subsidiary, and its predecessor, unless context indicates otherwise. Any distinct references to Down2Fish or D2F refer to Down 2 Fish Charters, LLC, a previously wholly owned subsidiary of Arvana. In the opinion of management, the accompanying unaudited condensed financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Arvana Inc.

Condensed Consolidated Balance Sheets

As of September 30, 2025 and December 31, 2024

	September 30,	December 31,
	2025	2024
ASSETS	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$—	$18,293
Other Current Assets	5,625	100
Total Current Assets	5,625	18,393
Non-Current Assets:
Deferred Offering Costs	500,000	—
Property and Equipment, Net (Note 4)	—	136,533
Intangible Assets, Net (Note 5)	17,500	47,250
Total Non-Current Assets	517,500	183,783
Total Assets	$523,125	$202,176

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$78,914	$62,172
Deferred Revenue	—	9,000
Other Current Liabilities	—	4,157
Related-Party Payables (Note 8)	662,263	139,885
Current Portion Related-Party Notes Payable, $700,000 and $0 in default at September 30, 2025 and December 31, 2024, respectively (Note 8)	1,050,000	760,644
Current Portion Notes Payable (Note 7)	—	12,515
Total Current Liabilities	1,791,177	988,373
Long-Term Liabilities:
Related-Party Notes Payable, Net Current Portion (Note 8)	—	350,000
Notes Payable, Net Current Portion (Note 7)	—	114,769
Total Long-Term Liabilities	—	464,769
Total Liabilities	1,791,177	1,453,142

Commitments and Contingencies	—	—

Stockholders' Deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized, 122,274,125 issued and outstanding at September 30, 2025, and 107,845,554 issued and outstanding at December 31, 2024	122,276	107,847
Additional Paid-in Capital	40,141,369	36,668,638
Deferred Stock Compensation	(2,032,625)	—
Accumulated Deficit	(39,499,072)	(38,027,451)
Total Stockholders' Deficit	(1,268,052)	(1,250,966)
Total Liabilities and Stockholders' Deficit	$523,125	$202,176

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

Arvana Inc.

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue:
Charter Revenue	$2,850	$6,134	$54,378	$19,964
Lease Revenue	6,000	12,000	30,000	36,000
Total Revenue	8,850	18,134	84,378	55,964
Cost of Services	3,315	8,412	31,127	26,802
Gross Profit	5,535	9,722	53,251	29,162

Operating Expenses:
Amortization Expense	1,250	1,250	3,750	2,500
Depreciation Expense	3,475	6,711	17,375	20,134
General and Administrative	695,576	(7,311)	834,370	190,841
Professional Fees	104,776	49,302	266,350	96,482
Total Operating Expenses	805,077	49,952	1,121,845	309,957

Operating Loss	(799,542)	(40,230)	(1,068,594)	(280,795)

Other Income and Expense:
Interest Income	—	521	—	551
Interest Expense	(312,357)	(19,496)	(662,019)	(55,897)
Gain on Debt Extinguishment	50,000	—	180,708	—
Gain on Spinoff of Subsidiary	78,284	—	78,284	—
Total Other Income and Expense	(184,073)	(18,975)	(403,027)	(55,346)

Net Loss	$(983,615)	$(59,205)	$(1,471,621)	$(336,141)

Earnings Per Share:
Basic	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Shares Outstanding:
Basic	119,583,908	107,845,554	112,132,838	107,845,554
Diluted	119,583,908	107,845,554	112,132,838	107,845,554

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

Arvana Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three and Nine Months Ended September 30, 2025 and 2024

(Unaudited)

			Additional	Deferred				Total
	Common Stock		Paid-in	Stock	Accumulated	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Compensation	Deficit	Shares	Amount	Deficit
Balance December 31, 2023	107,845,554	$107,847	$36,490,304	$—	$(37,556,941)	(6,255)	$(3,336)	$(962,126)
Restatement Adjustment	—	—	23,015	—	(23,015)	—	—	—
Reissued Treasury Shares	—	—	(3,336)	—	—	6,255	3,336	—
Stock-Based Compensation	—	—	63,327	—	—	—	—	63,327
Net Loss	—	—	—	—	(123,714)	—	—	(123,714)
Balance March 31, 2024	107,845,554	107,847	36,573,310	—	(37,703,670)	—	—	(1,022,513)
Stock-Based Compensation	—	—	63,327	—	—	—	—	63,327
Net Loss	—	—	—	—	(153,222)	—	—	(153,222)
Balance June 30, 2024	107,845,554	107,847	36,636,637	—	(37,856,892)	—	—	(1,112,408)
Stock-Based Compensation	—	—	(13,800)	—	—	—	—	(13,800)
Net Loss	—	—	—	—	(59,205)	—	—	(59,205)
Balance September 30, 2024	107,845,554	$107,847	$36,622,837	$—	$(37,916,097)	—	$—	$(1,185,413)

Balance December 31, 2024	107,845,554	$107,847	$36,668,638	$—	$(38,027,451)	—	$—	$(1,250,966)
Stock-Based Compensation	—	—	44,806	—	—	—	—	44,806
Net Loss	—	—	—	—	(79,110)	—	—	(79,110)
Balance March 31, 2025	107,845,554	107,847	36,713,444	—	(38,106,561)	—	—	(1,285,270)
Common Stock Issued with Debt Extinguishment	500,000	500	199,500	—	—	—	—	200,000
Stock-Based Compensation	—	—	45,303	—	—	—	—	45,303
Net Loss	—	—	—	—	(408,896)	—	—	(408,896)
Balance June 30, 2025	108,345,554	108,347	36,958,247	—	(38,515,457)	—	—	(1,448,863)
Common Stock Issued for a Commitment Fee	1,428,571	1,429	498,571	—	—	—	—	500,000
Stock-Based Compensation	12,500,000	12,500	2,684,551	(2,032,625)	—	—	—	664,426
Net Loss	—	—	—	—	(983,615)	—	—	(983,615)
Balance September 30, 2025	122,274,125	$122,276	$40,141,369	$(2,032,625)	$(39,499,072)	—	$—	$(1,268,052)

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

Arvana Inc.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Cash Flows from Operating Activities:
Net Loss	$(1,471,621)	$(336,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,125	22,634
Amortization of debt discount	354,420	—
Gain on debt extinguishment	(180,708)	—
Gain on spinoff of subsidiary	(78,284)	—
Stock-based compensation	754,535	112,854
Changes in assets and liabilities:
Change in other current assets	(5,525)	5,000
Change in accounts payable	17,942	(57,335)
Change in deferred revenue	(9,000)	—
Change in other current liabilities	14,829	2,301
Change in related-party payables	504,430	42,564
Net cash used in operating activities	(77,857)	(208,123)

Cash Flows from Investing Activities:
Cash overdraft relinquished in spinoff	879	—
Cash paid for fixed assets	(6,809)	—
Cash paid for intangible assets	—	(25,000)
Net cash used in investing activities	(5,930)	(25,000)

Cash Flows from Financing Activities:
Advances from related parties	77,436	—
Proceeds from related-party notes payable	—	370,000
Repayments of notes payable	(11,942)	(16,254)
Repayments of related-party notes payable	—	(132,000)
Net cash provided by financing activities	65,494	221,746

Net decrease in cash	(18,293)	(11,377)
Cash and cash equivalents, beginning of year	18,293	22,071
Cash and cash equivalents, end of period	$—	$10,694

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$4,143	$58,007
Cash paid for income taxes	$—	$—

Non-Cash Investing and Financing Activities:
Accrued interest recorded as debt discount	$154,420	$—
Common stock issued with a debt extinguishment	$200,000	$—
Common stock issued for a commitment fee	$500,000	$—
Common stock issued for deferred stock compensation	$2,651,250	$—

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

Down 2 Fish

On February 3, 2023, the Company acquired Down 2 Fish Charters, LLC (“Down2Fish”), which was organized in the State of Florida on April 1, 2019. Down2Fish operates a Florida based fishing charter business offering inshore, offshore, and custom charters for fishing enthusiasts, nature lovers, and tourists. The business is operated from a private dock in Palmetto, Florida that services the Tampa Bay area in addition to Clearwater, Port Charlotte, Sarasota, St Petersburg, and Venice. Down2Fish generates its revenue from the sale and provision of fishing charter services as well as the lease of its marine equipment. On August 15, 2025, the Company effected the spinoff of Down2Fish to the original seller as a result of defaulting on the promissory note executed as part of the original acquisition of Down2Fish (see Note 8 and Note 11 for more information).

Note 2 – Summary of Significant Accounting Policies

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

Note 2 – Summary of Significant Accounting Policies – (continued)

Principles of Consolidation

The Company consolidates entities in which it has a controlling financial interest, which generally exists when the Company owns more than 50% of the voting equity interests or otherwise has the power to direct the activities that most significantly impact the entity's economic performance. Investments in entities in which the Company does not have a controlling financial interest but has the ability to exercise significant influence are accounted for under the equity method. Investments in entities over which the Company does not have significant influence are accounted for at cost, less impairment (if any), or at fair value if elected.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Down2Fish, through August 15, 2025, when the Company effected a spinoff of the subsidiary as a result of defaulting on a promissory note (see Note 8 and Note 11). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Concentration of Credit Risk

The Company maintains cash deposits at financial institutions in accounts that may at times exceed federally insured limits. At September 30, 2025 and December 31, 2024, the Company did not have any cash balances in excess of insured FDIC limits. The Company has not experienced any losses on such accounts, and believes it is not exposed to any significant credit risks.

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

Level 3—unobservable inputs that are supported by little or no market activity and that are sufficient to the fair value of the assets or liabilities (for example cash flow modeling inputs based on assumptions).

Note 2 – Summary of Significant Accounting Policies – (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist primarily of cash on deposit with banks and money market funds. The Company maintains its cash in bank deposit accounts, which may exceed federally insured limits. As of September 30, 2025 and December 31, 2024 the Company had no cash equivalents.

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

Under ASC 842, Leases, lease revenue from an operating lease of equipment to a related party is recognized on a straight-line basis over the lease term, reflecting the pattern of the economic benefits derived from the lease. The Company’s lease has fixed rental payments over the lease term which are recognized monthly as the lessor fulfills its obligations under the lease agreement. As lease activities are a significant component of the Company’s ongoing business operations, lease revenue is included in total revenue and in the calculation of gross profit on the statements of operations.

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

There were no provisions for doubtful accounts recorded at September 30, 2025 and December 31, 2024. The Company recorded $0 in bad debt expense for the three and nine months ended September 30, 2025 and 2024.

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

Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed using the weighted average number of common shares and potentially dilutive common stock equivalents, including stock options and warrants. The Company had 6,150,000 outstanding stock options at September 30, 2025 and 6,150,000 outstanding at September 30, 2024, which have been excluded from the calculation of diluted loss per share because their effects would be anti-dilutive due to net losses in both periods.

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

Note 2 – Summary of Significant Accounting Policies – (continued)

Recent Accounting Pronouncements Not Yet Effective

In December 2023, the FASB issued ASU No. 2023-09 “Income Tax (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). The amendments in ASU 2023-09 aim to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 will be effective for the Company’s Annual Report on Form 10-K for the year ending December 31, 2025, with early adoption permitted. Management is evaluating the impact of this update on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03 “Disaggregation of Income Statement Expenses (“ASU 2024-03”). The amendments in ASU 2024-03 aim to the improvement of the decision usefulness of expense information on a public business entity’s income statement through the disaggregation of relevant expense captions in the notes to the financial statements. ASU 2024-03 will be effective for the Company’s Annual Report on Form 10-K for the year ending December 31, 2027, with early adoption permitted. Management is currently evaluating the impact of this update on the Company’s consolidated financial statements.

Management has reviewed recently issued accounting pronouncements and determined that none, other than ASU 2023-09 and ASU 2024-03, are expected to have a material effect on the Company’s consolidated financial statements.

Note 3 – Going Concern

The Company incurred a net loss of $1,471,621 for the nine months ended September 30, 2025. The Company had a working capital deficit of $1,785,552 and an accumulated deficit of $39,499,072 as of September 30, 2025. The Company has incurred significant losses since inception and will require additional funding from external sources to further implement management’s business development strategy. Currently, the Company has no firm commitments for such funding. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date these consolidated financial statements are issued. The Company has obtained funding from related parties in the past and plans to obtain similar related party funding, as needed, if third party funding is not obtained. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets or liabilities that may result from this uncertainty.

Note 4 – Property and Equipment

Property and equipment consist of the following:

	September 30,	December 31,
	2025	2024
Marine equipment	$188,484	$181,675
Furniture and fixtures	5,672	5,672
Total property and equipment	194,156	187,347
Less: disposals	(194,156)	—
Property and equipment, after disposals	—	187,347
Less: accumulated depreciation	—	(50,814)
Property and Equipment, Net	$—	$136,533

Depreciation expense was $17,375 and $20,134 for the nine months ended September 30, 2025 and 2024, and was $3,475 and $6,711 for the three months ended September 30, 2025 and 2024. The marine equipment as well as the furniture and fixtures were disposed of in the spinoff of Down2Fish (see Note 11).

Note 5 – Intangible Assets

Intangible assets consist of the following:

	September 30,	December 31,
	2025	2024
Federal commercial fishing licenses	$26,000	$26,000
Capitalized website development costs	25,000	25,000
Total intangible assets	51,000	51,000
Less: disposals	(26,000)	—
Intangible assets, after disposals	25,000	51,000
Less: accumulated amortization	(7,500)	(3,750)
Intangible Assets, Net	$17,500	$47,250

The Company acquired a perpetual federal fishing license as part of the acquisition of Down2Fish’s assets which grants the Company access to fish in federally regulated waters off the coast of Florida. This asset is not amortized and is tested for impairment at least annually. As of September 30, 2025 and 2024, the Company determined no impairment of this asset had occurred. During the nine months ended September 30, 2025, the Company disposed of the fishing license in the spinoff of its subsidiary (see Note 11).

The Company maintains a website and capitalizes website development costs under ASC 350-50, Website Development Costs. In April 2024, the Company capitalized $25,000 of website development costs, which is amortized on a straight-line basis over its estimated useful life of five years.

Amortization expense was $3,750 and $2,500 for the nine months ended September 30, 2025 and 2024, respectively, and was $1,250 for the three months ended September 30, 2025 and 2024.

Note 6 – Leases (Company as Lessor)

The Company had an operating lease agreement with a related party to lease marine equipment. The lease commenced on January 1, 2023 and the original end date for the lease was December 31, 2025. The agreement provided for fixed minimum monthly lease payments of $4,000 for the term of the agreement. At the end of the term any additional lease payment due was to be calculated and paid at that time, if necessary. The lessee’s right to use the marine equipment was limited to periods when the equipment was not in use by the Company. There was no option to purchase the equipment as part of the agreement, and the Company expected to recoup the full value of the equipment upon its eventual sale. The Company managed risk by requiring the lessee to indemnify the Company in the event of loss to property or persons. During the three and nine months ended September 30, 2025, the Company terminated this operating lease as part of the spinoff of its subsidiary (see Note 11). The termination of this agreement was by mutual agreement between both parties to the lease.

Lease revenue was $30,000 and $36,000 for the nine months ended September 30, 2025 and 2024. Lease revenue was $6,000 and $12,000 for the three months ended September 30, 2025 and 2024. Future lease payments expected to be received under this related-party lease are $0 for the remainder of 2025.

Note 7 – Notes Payable

Notes payable are as follows:

	September 30,	December 31,
	2025	2024
Note payable to a bank, interest at 6.75%, due in monthly installments of principal and interest, matures August 15, 2039, secured by a boat, assumed by a related party as part of the spinoff of D2F (see Note 8).	$—	$119,452
Note payable to a bank, interest at 7.49%, due in monthly installments of principal and interest, maturing March 15, 2037, secured by a boat, & repaid in full during the second quarter of 2025.	—	7,832
Total notes payable	—	127,284
Less: current portion of notes payable	—	(12,515)
Notes Payable, Net Current Portion	$—	$114,769

Note 8 – Related-Party Transactions and Notes Payable

Related-Party Payables

Related-party payables consist of the following:

	September 30,	December 31,
	2025	2024
Accrued expenses payable to related parties	$222,801	$53,340
Reimbursable expenses payable to majority shareholder	102,763	25,327
Accrued interest payable to majority shareholder	34,183	13,037
Accrued interest payable to related parties	302,516	48,181
Total Related-Party Payables	$662,263	$139,885

Related-Party Notes Payable

Related-party notes payable consist of the following:

	September 30,	December 31,
	2025	2024
Note payable to seller (a related party), interest at 7.25%, in default as of August 15, 2025 resulting in ownership of 100% of the membership interests in Down 2 Fish Charters, LLC reverting to the seller. [3]	700,000	700,000
Note payable to majority shareholder, interest at 10.00%, maturing January 31, 2026, unsecured. [1]	300,000	300,000
Note payable to majority shareholder, interest at 5.00%, maturing January 31, 2026, unsecured. [2]	50,000	50,000
Note payable to a related party, bearing no interest, maturing December 31, 2025, unsecured, assumed by a related party as part of the spinoff of D2F.	—	24,644
Note payable to a related party, bearing no interest, maturing December 31, 2025, unsecured, assumed by a related party as part of the spinoff of D2F.	—	10,000
Note payable to a related party, bearing no interest, maturing December 31, 2025, secured by federal commercial fishing licenses, assumed by a related party as part of the spinoff of D2F.	—	26,000
Total related-party notes payable	1,050,000	1,110,644
Less: current portion of related-party notes payable	(1,050,000)	(760,644)
Related-Party Notes Payable, Net Current Portion	$—	$350,000

Note 8 – Related-Party Transactions and Notes Payable – (continued)

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

[3] This note had an original interest rate of 7.25% and an original maturity date of January 1, 2025. The note was amended on April 28, 2025 to extend the maturity date to May 30, 2025, wherein a fixed $50,000 interest payment would be due at maturity and constitute payment in full of all unpaid interest accrued on the note. Additionally, the Company issued 500,000 restricted shares of common stock to the lender to hold as additional collateral for the fulfillment of the note (see Note 9). The Company accounted for this amendment as a debt extinguishment, therefore recorded the issuance of shares, the note principal, and the fixed interest at fair value ($200,000, $700,000, and $50,000, respectively) and recorded a gain on debt extinguishment of $130,708. The value of the shares and the accrued interest were recorded as a debt discount on the modification date and amortized into interest expense through the amended May 30, 2025 maturity date. The note was amended on July 11, 2025 to further extend the maturity date to August 15, 2025, wherein the parties agreed to modify the interest terms to accrue additional interest on the principal balance from February 4, 2025 to August 15, 2025 at an interest rate of 7.25%, and then to make payments of $50,000 and $27,725 in interest payments on or before August 15, 2025. The Company accounted for this amendment as a debt extinguishment and therefore recorded a $50,000 gain on debt extinguishment. The accrued interest was recorded as a debt discount on the modification date and amortized as interest expense through the amended August 15, 2025 maturity date. Therefore, the debt discount was $0 as of September 30, 2025. No further amendments were made to extend the maturity date; therefore, the note was considered to be in default as of September 30, 2025 (see Note 11).

Note 9 – Common Stock

The Company is authorized to issue 500,000,000 shares of common stock. As of September 30, 2025 a total of 122,274,125 shares were issued and outstanding. As of December 31, 2024, a total of 107,845,554 shares were issued and outstanding.

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

During the nine months ended September 30, 2024, the Company conducted an examination of its stock records and determined 6,255 shares previously reported as treasury stock were no longer held by the Company as of January 1, 2024. The Company concluded the shares were reissued in a prior period, and the impact is immaterial. The Company removed the 6,255 shares from treasury stock and made a corresponding adjustment to additional paid-in capital on January 1, 2024. The impact of this adjustment is immaterial, and it did not affect net loss or cash flows in any period presented.

On April 28, 2025, the Company issued 500,000 restricted shares of common stock to a related party in connection with executing an addendum to a secured promissory note extending the note’s maturity date to May 30, 2025 (see Note 8). The shares were valued at $0.40 per share resulting in aggregate non-cash consideration of $200,000 based on the quoted market price of the Company’s common stock on the OTC Markets on the issuance date.

On July 15, 2025, the Company issued 12,500,000 restricted shares of common stock to its majority shareholder in connection with executing a consulting services agreement. The shares were valued at $0.2121 per share resulting in aggregate non-cash consideration of $2,651,250 based on the quoted market price of the Company’s common stock on the OTC Markets on the issuance date. Upon execution of the contract 2,500,000 restricted shares vested immediately, and the remaining 10,000,000 restricted shares will vest over the following 48-month period (see Note 10 on deferred stock compensation).

On August 11, 2025, the Company issued 1,428,571 shares of common stock to an unrelated party as a partial payment of a commitment fee pursuant to a stock purchase agreement where the unrelated party can purchase up to one hundred million dollars of the Company’s common stock. The shares were valued at $0.35 per share, or $500,000, based on the quoted market price of the Company’s common stock on the OTC Markets on the issuance date, and were recorded as deferred offering costs.

Note 10 – Stock Options & Deferred Stock Compensation

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

As of September 30, 2025 and December 31, 2024, the Company had 6,150,000 options outstanding with vesting periods ranging from 2 to 5 years and exercise prices of approximately $0.087 per share. During the year ended December 31, 2024 a total of 1,800,000 options—consisting of 810,000 vested options and 990,000 unvested options—were forfeited by the former Chief Executive Officer and a former member of the board. In addition, the Board of Directors approved a resolution to modify the terms of the options granted to the former Chief Executive Officer to cancel any vested options not exercised within 30 days of termination for cause. The Company accounts for forfeitures when they occur; accordingly, a reduction in stock-based compensation expense of $59,602 was recorded in the third quarter of 2024.

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

Total stock-based compensation was $754,535 and $112,854 for the nine months ended September 30, 2025 and 2024, and was $664,426 and $(13,800) for the three months ended September 30, 2025 and 2024. The amount for the three months ended September 30, 2024 was negative due to adjustments recorded for the forfeiture of unvested stock options (discussed above). The remaining balance in Deferred Stock Compensation on the balance sheet was $2,032,625 as of September 30, 2025, and stock options of $16,934 remained to be earned in future periods. The Company will recognize the remaining total stock-based compensation of $2,049,559 in future periods as follows:

Year	Amount
Remainder of 2025	$144,982
2026	532,777
2027	532,238
2028	530,250
2029	309,312
Total	$2,049,559

Note 11 – Spinoff of Subsidiary

On August 15, 2025, the Company effected the spinoff of its wholly owned subsidiary, Down 2 Fish Charters, LLC, to the original seller (a related party) as a result of defaulting on the promissory note executed as part of the original acquisition of Down2fish. In connection with the spinoff, the Company transferred all assets and liabilities of the subsidiary to the related party.

Assets Transferred:
Marine Operating Equipment	$125,967
Commercial Fishing License	26,000
Total Assets	151,967

Liabilities Transferred:
Cash Overdraft	(879)
Accounts Payable	(1,200)
Related-Party Payables	(52,187)
Related-Party Notes Payable	(60,644)
Notes Payable	(115,341)
Total Liabilities	(230,251)

Net (Gain)/Loss on Spinoff of Subsidiary	$(78,284)

The spinoff transaction resulted in the transfer of net liabilities of $78,284, which was recorded as a gain on spinoff of subsidiary and is reported within Other Income and Expense in the accompanying statement of operations for the three and nine months ended September 30, 2025. No cash consideration was received by the Company in connection with the spinoff.

Note 12 – Subsequent Events

The Company evaluated subsequent events through the date these restated financial statements were issued.

On October 7, 2025, the Company issued 5,000,000 restricted shares of common stock to a minority shareholder in connection with executing a consulting services agreement.

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

The Company’s fiscal year end is December 31. All information presented herein relates to the nine months ended September 30, 2025 and 2024, as well as the year ended December 31, 2024.

Arvana

Arvana was incorporated in the State of Nevada on June 16, 1977, as Turinco, Inc. to engage in any legal undertaking. On July 24, 2006, Arvana changed its name from Turinco, Inc. to Arvana Inc. on the acquisition of Arvana Networks, Inc., a telecommunications business. The Company discontinued efforts related to that business as of December 31, 2009.

Arvana acquired Down 2 Fish Charters, LLC on February 3, 2023. Down2Fish was organized under the laws of the State of Florida on April 1, 2019. Down2Fish operates a Florida based fishing charter business that offers a range of curated maritime adventures including inshore, offshore, and custom charters for fishing enthusiasts, nature lovers, and tourists. The business is operated from a private dock in Palmetto, Florida that services the Tampa Bay area. Down2Fish generates its revenue from the sale and provision of fishing charter services to the general public as well as an operating lease of its equipment to a related party. On August 15, 2025 the Company spun off Down2Fish by transferring the assets and liabilities to the seller as a result of defaulting on the promissory note related to the original purchase of Down2Fish.

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

The Company continues to seek business opportunities in real estate development. Management continues to evaluate options for pursuing a business model based on acquiring and repurposing vacant shopping malls, outlet locations, and big box stores to attract new tenants from targeted industries that offer goods or services that are not available online.

Plan of Operation

With the spinoff completed, Management is looking into various real estate development opportunities in furtherance of the Company’s plan to acquire vacant big box stores to remodel and operate as retail stores.

Results of Operations

The Company’s results of operations for the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Total Revenue	$8,850	$18,134	$84,378	$55,964
Cost of Services	3,315	8,412	31,127	26,802
Gross Profit	5,535	9,722	53,251	29,162
Operating Expenses	805,077	49,952	1,121,845	309,957
Operating Loss	(799,542)	(40,230)	(1,068,594)	(280,795)
Other Income and Expenses	(184,073)	(18,975)	(403,027)	(55,346)
Net Loss	$(983,615)	$(59,205)	$(1,471,621)	$(336,141)

Revenue

Total revenue was $84,378 for the nine months ended September 30, 2025, compared to $55,964 for the nine months ended September 30, 2024, an increase of 50.8%. Total revenue was $8,850 for the three months ended September 30, 2025, compared to $18,134 for the three months ended September 30, 2024, a decrease of 51.2%. Revenue was comprised of fishing charter services and lease revenue from the part-time lease of the Company’s marine equipment. In 2024, the Company’s marine equipment had to be sent back to the manufacturer for repairs resulting in significant down time during the peak charter season. In 2025, the Company was able to run charters throughout the second quarter and the first half of third quarter, but with the subsidiary spinoff revenue from charter operations has ceased and will not be continued in future periods. The Company expects to begin generating revenue again after completing the acquisition of one or more commercial real estate properties.

Cost of Services

Cost of services was $31,127 for the nine months ended September 30, 2025, compared to $26,802 for the nine months ended September 30, 2024, an increase of 16.1%. Cost of services was $3,315 for the three months ended September 30, 2025, compared to $8,412 for the three months ended September 30, 2024, a decrease of 60.6%. Cost of services was comprised of expenses directly related to operating the Company’s marine equipment including direct labor, subcontractor costs, materials, and other costs directly attributable to the delivery of services to customers. The change in cost of services matches expectations based on the change in the number of charters booked in the current nine-month period compared to the same period of the prior year. Going forward, management expects cost of services to be nominal until a new business segment is acquired and made operational.

Operating Expenses

Operating expenses were $1,121,845 for the nine months ended September 30, 2025, compared to $309,957 for the nine months ended September 30, 2024, an increase of 262%. Operating expenses were $805,077 for the three months ended September 30, 2025, compared to $49,952 for the three months ended September 30, 2024, an increase of 1,511%. The changes in operating expenses over the comparative periods were attributed to increases in consulting fees, accounting fees, auditing expenses, and stock-based compensation awarded in exchange for consulting services. The Company expects operating expenses to increase in future periods as management’s business development strategies are implemented including increases in professional fees for accounting and auditing services.

Other Income and Expense

Other income and expense resulted in a net expense of $403,027 for the nine months ended September 30, 2025, compared to $55,346 for the nine months ended September 30, 2024. Other income and expenses resulted in a net expense of $184,073 for the three months ended September 30, 2025, compared to $18,975 for the three months ended September 30, 2024. The changes in other income and expense over the comparative periods were attributed to increased interest expense related to extinguished debt, partially offset by gain on extinguished debt and gain on spinoff of subsidiary. The Company expects to continue to recognize other income and expense in future periods as debt instruments continue to incur interest.

Net Loss

Net loss was $1,471,621 for the nine months ended September 30, 2025, compared to $336,141 for the nine months ended September 30, 2024, an increase of 337.8%. Net loss was $983,615 for the three months ended September 30, 2025, compared to $59,205 for the three months ended September 30, 2024, an increase of 1,561%. The higher net loss was primarily driven by consulting expenses incurred via stock issuances as well as increased interest expense related to extinguished debt, partially offset by gain on extinguished debt and gain on spinoff of subsidiary. Additional contributors included higher operating expenses including consulting fees, accounting fees, and auditing fees offset by reductions in executive compensation as management streamlines the Company’s operations. The Company anticipates continuing to realize net losses over the next twelve months as management works to implement its business model.

Capital Expenditures

The Company spent $6,809 on capital expenditures during the nine months ended September 30, 2025 to purchase marine equipment for use in fishing charters, and these capital assets were included in the spinoff of subsidiary (see Note 11). Capital expenditures during the nine months ended September 30, 2024 consisted of $25,000 for website development costs.

Liquidity and Capital Resources

Since inception, the Company has experienced significant changes in liquidity, capital structure, and stockholders’ deficit.

The Company had current assets of $5,625 as of September 30, 2025, consisting of prepaid expenses, compared to $18,393 as of December 31, 2024, consisting of cash and other current assets. Total assets were $523,125 as of September 30, 2025, including current assets, deferred offering costs, and intangible assets, compared to $202,176 as of December 31, 2024, consisting of current assets, property and equipment, and intangible assets.

The Company had current liabilities of $1,791,177 as of September 30, 2025 consisting of accounts payable, related-party payables, and the current portion of long-term debt, compared to current liabilities of $988,373 as of December 31, 2024, consisting of accounts payable, other current liabilities, related-party payables, and the current portion of long-term debt. Total liabilities were $1,791,177 as of September 30, 2025, consisting of current liabilities and notes payable, compared to $1,453,142 as of December 31, 2024, with a similar composition. The increase in current liabilities was attributed primarily to the accrual of professional fees for consulting, accounting, and auditing services.

The Company had a working capital deficit of $1,785,552 as of September 30, 2025, compared to $969,980 as of December 31, 2024. The increase in this deficit was primarily attributed to the transition of long-term debt to current liabilities as maturity dates approach for notes payable as well as the accrual of professional fees, partially offset by prepaid expenses.

Total stockholders’ deficit was $1,268,052 as of September 30, 2025, compared to $1,250,966 as of December 31, 2024. The stockholders’ deficit has continued to increase as the Company incurs professional fees and other expenses related to developing management’s business plans.

Cash Flows from Operating Activities

Net cash used in operating activities was $77,857 for the nine months ended September 30, 2025, compared to net cash used in operating activities of $208,123 for the nine months ended September 30, 2024. Non-cash items impacting net cash from operating activities included depreciation and amortization as well as stock-based compensation, gain on debt extinguishment, and spinoff of subsidiary. In addition, changes in balance sheet accounts—such as current assets, accounts payable, deferred revenue, and related-party payables—also affected operating cash flow. The Company expects to use cash flow in operating activities over the next twelve months. As part of its operational growth strategy, the Company is assessing its personnel needs and anticipates hiring up to five additional employees, including accounting staff, by December 31, 2025. These potential additions are intended to support increased business activity and strengthen the Company’s internal finance and reporting capabilities.

Cash Flows from Investing Activities

Net cash used in investing activities was $5,930 for the nine months ended September 30, 2025, compared to $25,000 for the nine months ended September 30, 2024. The Company anticipates future use of cash in investing activities due to anticipated investments in new business opportunities. However, as of September 30, 2025, the Company had no formal commitments for capital expenditures.

Cash Flows from Financing Activities

Net cash provided by financing activities was $65,494 for the nine months ended September 30, 2025, compared to net cash provided by financing activities of $221,746 for the nine months ended September 30, 2024. Net cash provided by financing activities in the nine months ended September 30, 2025 was primarily due to advances from related parties offset by repayments of notes payable related to the fishing charter boats before the spinoff of subsidiary. Net cash provided by financing activities for the nine months ended September 30, 2024 was attributed to funds received from related-party notes payable, partially offset by repayments of existing notes payable and other related-party obligations. The Company plans to receive net cash provided by financing activities over the next twelve months through additional private equity placements, public offerings, or private debt to fund continued expansion of its business.

The Company’s assets were insufficient as of September 30, 2025 to implement its plan of operation to expand its business operations. Management anticipates conducting additional private equity offerings to meet the Company’s objectives, and may seek additional loans in the short term to sustain operations. Management is confident the Company’s efforts to realize additional funding will be successful. As of September 30, 2025, the Company had no lines of credit or other bank financing arrangements, and it does not anticipate paying cash dividends in the foreseeable future.

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

Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2025. This conclusion was due to the continued existence of a material weakness related to the lack of sufficient accounting personnel to achieve a proper segregation of duties within the finance and accounting functions.

During the second quarter of 2025, the Company remediated previously identified material weaknesses related to the application of certain accounting policies including the capitalization of website development costs, accrual of professional fees, accounting for stock-based compensation, and missing disclosures in the financial statements. As a result, those deficiencies have been corrected and removed from management’s list of material weaknesses. Notwithstanding these remediation efforts, the material weaknesses related to segregation of duties remained as of September 30, 2025. The Company continues to implement additional accounting policies and procedures designed to strengthen internal controls over financial reporting.

As part of its remediation plan, the Board of Directors appointed a new Chief Financial Officer on May 20, 2025, to assist with implementing improvements to the Company’s financial reporting and internal control processes, including measures to identify and address any potential remaining material weaknesses.

Changes in Internal Control over Financial Reporting

There were no material changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended September 30, 2025, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On July 15, 2025, the Company issued 12,500,000 restricted shares of common stock to its majority stockholder pursuant to a consulting services agreement, in consideration for services rendered and to be rendered. The shares were valued at $0.2121 per share, for aggregate non-cash consideration of $2,651,250.

On August 11, 2025, the Company issued 1,428,571 shares of common stock to an unrelated party as a partial payment of a commitment fee pursuant to a stock purchase agreement. The shares were valued at $0.35 per share, or $500,000, which was recorded as deferred offing costs.

On October 7, 2025, the Company issued 5,000,000 shares of common stock to a minority shareholder pursuant to a consulting services agreement, in consideration for services rendered and to be rendered.

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

Disclosure Regarding Rule 10b5-1 and non-Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2025, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934 (as amended), of the Company has adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

Under the governance framework, any material cybersecurity threats identified by management are promptly reported to the Audit Committee of the Board of Directors. The Audit Committee holds primary oversight responsibility for cybersecurity matters, including:

·	Management risks relating to data privacy, technology, and information security;
·	Evaluation of The Company’s cybersecurity safeguards and backup systems;
·	Oversight of internal controls, cybersecurity policies, and procedures; and
·	Coordination with management and auditors regarding information security practices.

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

All exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 32 of this Form 10-Q and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARVANA INC.

Date: December 1, 2025 By: /s/ James Kim

James Kim

Chief Executive Officer

(Principal Executive Officer)

Date: December 1, 2025 By: /s/ Andrew E. Morrison

Andrew E. Morrison

Chief Financial Officer

(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

S-K Number	Description

2.1	Business Purchase Agreement filed with the Commission as an exhibit to Form 8-K on November 16, 2022.

3.1	Articles of Incorporation filed with the Commission as an exhibit to Form 10-SB on May 24, 2000.

3.1.1	Amended and Restated Articles of Incorporation filed with the Commission as an exhibit to Form 8-K on October 12, 2010.

3.1.2	Amended and Restated Articles of Incorporation filed with the Commission as an exhibit to Schedule 14C on February 2, 2021.

3.2	Amended and Restated Bylaws filed with the Commission as an exhibit to Form 10-SB on May 24, 2000.

10.1	Arvana 2022 Stock Incentive Plan dated September 30, 2022 filed with the
Commission as an exhibit to Form 10-Q on November 22, 2022.

10.2	Business Purchase Agreement dated November 16, 2022 filed with the Commission as an exhibit on Form 8-K on November 16, 2022.

21	Subsidiaries filed with the Commission on Form 8-K on February 3, 2023.

31.1	Certifications of Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange
Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange
Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.10	Audited financial statements of Down 2 Fish Charters LLC for the years ended
December 31, 2021 and 2020 filed with the Commission on February 3, 2023.

99.20	Unaudited financial statements of Down 2 Fish Charters LLC for the three and nine months ended September 30, 2022 and 2021 filed with the Commission on February 3, 2023.

99.30	Unaudited Pro Forma Combined Financial Statements for the year ended December 31, 2021 and nine months ended September 30, 2022 filed with the Commission on February 3, 2023.